Form 10-Q
period 2013-09-30
NanoString Technologies Inc
filed 2013-11-08
CIK 1401708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File: Number 001-35980

NANOSTRING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0094687
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

530 Fairview Avenue North, Suite 2000

Seattle, Washington 98109

(Address of principal executive offices)

(206) 378-6266

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of registrant’s common stock outstanding as of November 4, 2013 was 14,616,510

NANOSTRING TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NanoString Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$19,292	$21,692
Short-term investments	32,922	—
Accounts receivable, net	6,792	3,322
Inventory	5,716	5,380
Prepaid expenses and other	2,820	1,320

Total current assets	67,542	31,714
Restricted cash	180	180
Deferred offering costs	—	1,765
Property and equipment, net	3,223	3,674
Other assets	348	73

Total assets	$71,293	$37,406

Liabilities, Mandatorily Redeemable Convertible
Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,874	$2,865
Accrued liabilities	6,419	4,481
Deferred revenue, current portion	1,192	878
Deferred rent, current portion	598	764
Long-term debt, current portion	4,405	2,789

Total current liabilities	15,488	11,777
Deferred revenue, net of current portion	604	362
Deferred rent, net of current portion	1,502	1,903
Long-term debt, net of current portion	13,808	9,970
Preferred stock warrant liability	—	3,532

Total liabilities	31,402	27,544

Mandatorily redeemable convertible preferred stock, $0.0001 par value per share, 8,979 shares authorized; none and 8,118 shares issued and outstanding, respectively	—	103,622
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 14,616 and 411 shares issued and outstanding, respectively	1	—
Additional paid-in-capital	157,890	—
Other comprehensive income	5	—
Accumulated deficit	(118,005)	(93,760)

Total stockholders’ equity (deficit)	39,891	(93,760)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$71,293	$37,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$8,389	$6,035	$21,283	$16,480

Costs and expenses:
Cost of revenue	3,784	3,086	10,188	9,076
Research and development	3,784	3,085	10,469	8,253
Selling, general and administrative	7,988	4,170	20,822	10,588

Total costs and expenses	15,556	10,341	41,479	27,917

Loss from operations	(7,167)	(4,306)	(20,196)	(11,437)

Other income (expense):
Interest income	22	4	28	17
Interest expense	(538)	(219)	(1,412)	(551)
Other expense	(17)	(198)	(30)	(26)
Revaluation of preferred stock warrant liability	—	53	1,156	150

Total other income (expense)	(533)	(360)	(258)	(410)

Net loss	(7,700)	(4,666)	(20,454)	(11,847)
Accretion of mandatorily redeemable convertible preferred stock	—	(1,878)	(4,653)	(5,515)

Net loss attributable to common stockholders	$(7,700)	$(6,544)	$(25,107)	$(17,362)

Net loss per share - basic and diluted	$(0.53)	$(18.28)	$(4.74)	$(51.06)

Shares used in computing basic and diluted net loss per share	14,616	358	5,292	340

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(7,700)	$(4,666)	$(20,454)	$(11,847)
Unrealized gain on short-term investments	5	—	5	—

Comprehensive loss	$(7,695)	$(4,666)	$(20,449)	$(11,847)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net loss	$(20,454)	$(11,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,360	1,467
Amortization of debt discount	162	113
Stock-based compensation	766	566
Revaluation of preferred stock warrant liability	(1,156)	(150)
Net amortization of premium on short-term investments	89	—
Interest accrued on long-term notes	182	63
Loss on disposal of property and equipment	1	1
Changes in operating assets and liabilities
Accounts receivable	(3,470)	(999)
Inventory	(336)	(409)
Prepaid expenses and other	(1,500)	(1,443)
Other assets	(275)	(7)
Accounts payable	1,121	628
Accrued liabilities	2,038	1,379
Deferred revenue	556	31
Deferred rent	(567)	(533)

Net cash used in operating activities	(21,483)	(11,140)

Investing activities
Purchases of property and equipment	(500)	(312)
Purchase of short-term investments	(33,006)	—

Net cash used in investing activities	(33,506)	(312)

Financing activities
Net proceeds from initial public offering	47,374	—
Proceeds from issuance of long-term debt	5,000	7,500
Repayment of long-term debt	(163)	(1,654)
Proceeds from exercise of stock options	378	99

Net cash provided by financing activities	52,589	5,945

Net decrease in cash and cash equivalents	(2,400)	(5,507)
Cash and cash equivalents
Beginning of period	21,692	10,868

End of period	$19,292	$5,361

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

Initial Public Offering

On June 25, 2013, the Company’s registration statement on Form S-1 was declared effective related to its initial public offering, in which the Company sold 5,400,000 shares of common stock at a price of $10.00 per share. The shares began trading on the NASDAQ Global Market on June 26, 2013. The $50.2 million in proceeds from the initial public offering, which is net of underwriting discounts and commissions but before offering expenses, were received at closing on July 1, 2013. All outstanding shares of the Company’s mandatorily redeemable convertible preferred stock converted into shares of common stock in connection with the initial public offering. Following the initial public offering, there were no shares of preferred stock outstanding.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-188704), which prospectus was filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended, on June 26, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued “ASU 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” that revises the disclosure requirements related to significant reclassifications of items out of accumulated other comprehensive income and into the line items included in net income. The Company adopted this standard in the third quarter of 2013 and its adoption did not impact the Company’s consolidated financial statements.

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

The following outstanding options, warrants and preferred stock were excluded from the computation of basic and diluted net loss per share for the nine month periods presented because their effect would have been anti-dilutive (in thousands):

	2013	2012
Options to purchase common stock	1,874	1,605
Convertible preferred stock (as converted)	—	7,567
Convertible preferred stock warrants (as converted)	—	554
Common stock warrant	618	2

4.	Comprehensive Loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on investments are included in comprehensive loss.

5.	Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ financial position and generally extends credit on account without collateral. The Company has not experienced any significant credit losses to date as a result of credit risk concentration.

The Company had no customers that individually represented more than 10% of total revenue during the nine months ended September 30, 2013 and 2012. The Company had no customers that individually represented more than 10% of total revenue during the three months ended September 30, 2013 and one customer in 2012. In addition, the Company had two customers that represented more than 10% of total accounts receivable as of September 30, 2013 and none as of December 31, 2012.

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

6.	Deferred Offering Costs

Deferred offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through an initial public offering of the Company’s common stock. These costs of approximately $3.4 million were deferred through the completion of the initial public offering and, upon closing of the initial public offering on July 1, 2013, were reclassified to additional paid-in capital as a reduction of the proceeds.

7.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of security as of September 30, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government-related debt securities	$1,581	$2	$—	$1,583
Corporate debt securities	31,336	11	(8)	31,339

Total available-for-sale securities	$32,917	$13	$(8)	$32,922

The Company did not have available-for-sale securities at December 31, 2012.

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

Contractual maturity	September 30, 2013	December 31, 2012
Maturing in one year or less	$20,093	$—
Maturing after one year through three years	12,829	—

Total available-for-sale securities	$32,922	$—

8.	Fair Value Measurements

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

The recorded amounts of certain financial instruments, including cash, accounts receivable, prepaid expenses and other, accounts payable and accrued liabilities, approximate fair value due to their relatively short-term maturities. The recorded amount of the Company’s long-term debt approximates fair value because the related interest rates approximate rates currently available to the Company.

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

	Fair value measurement using:
As of September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash equivalents:
Money market fund	$18,734	$—	$—	$18,734
Short-term investments:
U.S. government-related debt securities	—	1,583	—	1,583
Corporate debt securities	—	31,339	—	31,339

Total	$18,734	$32,922	$—	$51,656

	Fair value measurement using:
As of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash equivalents:
Money market fund	$20,510	$—	$—	$20,510

Total	$20,510	$—	$—	$20,510

Prior to the Company’s initial public offering, the Company had mandatorily redeemable convertible preferred stock which contained certain redemption provisions which precluded equity classification. Accordingly, warrants to purchase this mandatorily redeemable convertible preferred stock were classified as liabilities for the periods presented. These preferred stock warrants were subject to remeasurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense).

The Company’s preferred stock warrants were categorized as Level 3 because they were valued based on unobservable inputs and management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. The Company performed a fair value assessment of the preferred stock warrant inputs on a quarterly basis using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model are inherently subjective and involve significant judgment. Any change in fair value was recognized as a component of other income (expense) in the condensed consolidated statements of operations. Upon the closing of the Company’s initial public offering, all warrants to purchase preferred stock were converted to warrants to purchase common stock and these warrants are no longer remeasured to fair value at each reporting date.

9.	Inventory

Inventory consisted of the following as of the date indicated (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$1,608	$2,120
Work in process	1,824	962
Finished goods	2,284	2,298

	$5,716	$5,380

10.	Reserve for Product Warranties

The Company generally provides a one-year warranty on its nCounter Analysis Systems and establishes an accrual based on historical product failure rates and actual warranty costs incurred. Warranty expense is recorded as a component of cost of revenue in the condensed consolidated statements of operations.

The following information reconciles changes in the Company’s warranty reserve and related costs (in thousands):

Warranty reserve, December 31, 2012	$248
Cost of warranty claims	(130)
Warranty accrual	173

Warranty reserve, September 30, 2013	$291

11.	Long-term Debt and Obligations

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

The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of the Company’s capital stock, make investments or engage in transactions with its affiliates. In addition, the Company must comply with a financial covenant based on life sciences revenue. This financial covenant is measured monthly on a trailing three month basis. The Company is in compliance with all covenants as of September 30, 2013. The Company’s obligations under the credit facility are secured by substantially all of its assets other than intellectual property.

In August 2013, the Company entered into an equipment lease of hardware, software and capitalized installation costs over a lease term of three years expiring July 2016. The amount financed totaled approximately $410,000 and is being repaid over the term of the lease. The lease is interest free and ownership of the property transfers to the Company at the end of the term.

Pursuant to an office building lease, the owner of the building financed a portion of tenant improvements. The amount financed totaled $843,000 and is being repaid over a five-year term. Interest accrues on the unpaid balance at a rate of 10% per annum.

Borrowings, including current portion, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Landlord payable	$98	$235
Capital lease	410	25
Term loans payable	18,271	13,090

	18,779	13,350
Less: Unamortized debt discount	(566)	(591)
Current portion	(4,405)	(2,789)

Non-current portion	$13,808	$9,970

Scheduled future payments for principal obligations under outstanding debt facilities were as follows at September 30, 2013 (in thousands):

Long-term debt:
2013	$48
2014	6,342
2015	7,458
2016	4,931

$18,779

12.	Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company develops, manufactures and sells products that unlock genetic information from very small amounts of tissue. The Company is organized as, and operates in, two reportable segments: life sciences segment and diagnostics segment. The life sciences business provides instruments, consumables and services to researchers in the life sciences industry. The diagnostics business provides instruments and molecular diagnostic kits to pathology labs enabling complex molecular testing on a distributed basis.

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

Operating results for each segment and a reconciliation of segment profit to loss from operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product revenue:
Instruments	$3,267	$2,183	$7,226	$6,262
Consumables	4,376	3,568	12,380	9,325
Service revenue	420	284	1,148	893

Total life sciences segment	8,063	6,035	20,754	16,480

Diagnostics segment
Instruments	285	—	488	—
Consumables	41	—	41	—

Total diagnostics segment	326	—	529	—

Total revenue	8,389	6,035	21,283	16,480

Selling, general, and administrative expenses:
Life sciences segment	3,024	1,900	7,869	5,174
Diagnostics segment	1,313	969	3,993	1,486

Life sciences segment profit	5,039	4,135	12,885	11,306
Diagnostics segment loss	(987)	(969)	(3,464)	(1,486)

Total segment profit	4,052	3,166	9,421	9,820

Adjustments:
Cost of revenue	(3,784)	(3,086)	(10,188)	(9,076)
Research and development expenses	(3,784)	(3,085)	(10,469)	(8,253)
Unallocated selling, general and administrative expenses	(3,651)	(1,301)	(8,960)	(3,928)

Loss from operations	$(7,167)	$(4,306)	$(20,196)	$(11,437)

The following table is based on the geographic location of distributors or end users who purchased products and services. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Revenue by geography was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
North America	$5,333	$4,749	$15,028	$11,809
Europe & Middle East	1,592	865	3,702	2,863
Asia Pacific	1,464	421	2,553	1,808

Total revenue	$8,389	$6,035	$21,283	$16,480

All diagnostic segment revenue was realized for Europe and the Middle East for both the three and nine month periods ended September 30, 2013.

Total revenue in the United States was $5.0 million, $4.5 million, $13.0 million and $11.2 million for the three and nine month periods ended September 30, 2013 and 2012, respectively.

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

Forward-Looking Statements

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to successfully commercialize Prosigna, our first product for which we have obtained a CE mark in the European Union and, in September 2013, received 510(k) clearance from the U.S. Food and Drug Administration, or FDA;

•	the implementation of our business model and strategic plans for our business;

•	the regulatory regime and our ability to secure regulatory clearance or approval for the clinical use of our products, domestically and internationally;

•	our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, and third parties who conduct our clinical studies;

•	our intellectual property position;

•	our expectations regarding the market size and growth potential for our life sciences and diagnostic businesses;

•	any estimates regarding expenses, future revenues, capital requirements, and stock performance; and

•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable genomic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease. As researchers discover how genomic information can be used to improve clinical decision-making, we seek to selectively translate their discoveries into molecular diagnostic products. In September 2012, we received European Union regulatory clearance for our first molecular diagnostic product, the Prosigna Breast Cancer Assay, or Prosigna, an assay providing an assessment of a patient’s risk of recurrence for breast cancer and the intrinsic subtype of the patient’s tumor. In September 2013, we received 510(k) clearance from the FDA to market in the United States a version of Prosigna providing an assessment of a patient’s risk of recurrence for breast cancer.

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

Our diagnostics business provides nCounter instruments and consumables in the form of molecular diagnostic kits, initially our Prosigna assay, to pathology labs enabling complex molecular testing on a decentralized basis. In February 2013, we commercially launched Prosigna in Europe and Israel. In the United States, we expect to have Prosigna-enabled nCounter instruments available for shipment to clinical laboratories late in the fourth quarter of 2013, and Prosigna testing services are expected to become available beginning in the first quarter of 2014. To support the commercial launch of Prosigna, we are establishing a dedicated oncology diagnostics sales force. As a result, we expect sales and marketing expenses and operating losses to increase as we market the product in Europe and other countries outside of the United States, and to increase further upon the launch in the United States. We expect sales to grow gradually as more systems are installed, Prosigna gains inclusion in important breast cancer treatment guidelines, and reimbursement by third-party payors becomes more broadly available.

We use third-party contract manufacturers to produce the two instruments comprising the nCounter Analysis System. We manufacture consumables at our Seattle, Washington facility. This operating model is designed to be capital efficient and to scale efficiently as our product volumes grow. We focus a substantial portion of our resources on developing new products and solutions. We invested $10.5 million and $8.3 million for the nine months ended September 30, 2013 and 2012, respectively, in research and development and intend to continue to make significant investments in research and development.

Our total revenue has increased to $21.3 million for the nine months ended September 30, 2013 from $16.5 million for the first nine months of 2012, which was driven by the sale of additional nCounter Analysis Systems and consumables for use on our growing installed base of instruments. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $20.4 million and $11.8 million for the nine months ended September 30, 2013 and 2012, respectively, and as of September 30, 2013 our accumulated deficit was $118.0 million.

Recent Developments

On July 1, 2013, we completed our initial public offering of 5,400,000 shares of common stock, at $10.00 per share. The proceeds from the initial public offering were $50.2 million net of underwriting discounts and commissions, but before offering expenses.

Key Financial Metrics

Revenue

Our products consist of our nCounter Analysis System and related consumables. Our nCounter Analysis System typically consists of one nCounter Digital Analyzer and one nCounter Prep Station. Life sciences consumables include (1) custom CodeSets, which we manufacture to the specific requirements of an individual researcher, (2) panels, which are standard pre-manufactured CodeSets, and (3) Master Kits, which are ancillary reagents, cartridges, tips and reagent plates required to setup and process samples in our instruments. Diagnostic consumables consist of in vitro diagnostic kits, initially for our Prosigna Breast Cancer Assay. Product revenue also includes payments for instrument installation. Currently, our customer base is primarily composed of academic institutions, government laboratories, and biopharmaceutical companies that perform analyses using our nCounter Analysis System and purchase consumables for research use only. Since 2010, our average life sciences consumable revenue per system has exceeded $100,000 per year.

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

We sell our life sciences products through our own sales force in the United States, Canada, Singapore and certain European countries. We sell through distributors in other parts of the world. As we have expanded our European life sciences direct sales force and entered into agreements with distributors of our life sciences products in Europe, the Middle East, Asia Pacific and South America, the amount of revenue generated from geographies outside of North America has generally increased, although there have been significant quarter-to-quarter fluctuations. In the future, we intend to continue to expand our sales force and establish additional distributor relationships outside the United States to better access international markets. The following table reflects product and service revenue by geography based on the billing address of our customers. North America consists of the United States, Canada and Mexico; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia and Australia.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
North America	$5,333	$4,749	12%	$15,028	$11,809	27%
Europe & Middle East	1,592	865	84%	3,702	2,863	29%
Asia Pacific	1,464	421	248%	2,553	1,808	41%

Total	$8,389	$6,035	39%	$21,283	$16,480	29%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Core nCounter platform technology	$1,210	$381	218%	$2,639	$997	165%
Manufacturing process development	366	362	1%	1,102	932	18%
Life sciences products and applications	734	607	21%	2,135	1,543	38%
Diagnostic product development	1,071	1,225	(13)%	3,384	3,326	2%
Facility allocation	403	510	(21)%	1,209	1,455	(17)%

Total	$3,784	$3,085	23%	$10,469	$8,253	27%

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs for our sales and marketing, finance, legal, human resources, information technology, business development and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expenses to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. In particular, the commercial launch of Prosigna requires us to establish a dedicated oncology diagnostics sales force which will increase selling and marketing expenses significantly. We also expect legal, accounting and compliance costs to increase after becoming a public company.

Results of Operations

Revenue; Cost of Revenue; Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Product revenue:
Instruments
Life sciences	$3,267	$2,183	50%	$7,226	$6,262	15%
Diagnostics	285	—	—	488	—	—

Total instrument revenue	3,552	2,183	63%	7,714	6,262	23%
Consumables
Life sciences	4,376	3,568	23%	12,380	9,325	33%
Diagnostics	41	—	—	41	—	—

Total consumable revenue	4,417	3,568	24%	12,421	9,325	33%
Service revenue	420	284	48%	1,148	893	29%

Total revenue	8,389	6,035	39%	21,283	16,480	29%
Cost of revenue	3,784	3,086	23%	10,188	9,076	12%

Gross profit	$4,605	$2,949	56%	$11,095	$7,404	50%

Gross margin	55%	49%		52%	45%

Instrument revenue increased significantly from year to year, for both the three and nine month periods ended September 30, 2013 due to an increase in the number of instruments sold. Instrument revenue included approximately $0.3 million and $0.5 million from our diagnostics segment for the three and nine month periods ended September 30, 2013, respectively. The increase in consumable revenue for both periods was driven by growth in our installed base of instruments. The increase in service revenue for both the three month and nine month periods was primarily related to an increase in the number of instruments covered by service contracts.

The increase in cost of revenue for both the three and nine month periods was related to the increased volume of both instruments and consumables sold. Gross margin improved due to cost efficiencies associated with increased consumables production volume and several large custom consumable orders with unusually low per unit manufacturing costs. In addition, certain favorable overhead cost variances contributed to higher gross margins than normal during the three month period. These improvements were partially offset by a shift in product mix toward instruments.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Research and development expense	$3,784	$3,085	23%	$10,469	$8,253	27%

The increases reflected $0.6 million and $2.2 million increases in personnel-related expenses, for the three and nine month periods, respectively, to support the advancement of our nCounter technology and clinical development of Prosigna. The increases in both periods included $0.6 million of increased engineering costs for development of the next generation of our nCounter system. Decreases in Prosigna clinical study costs of $0.3 million and $0.7 million for the three and nine month periods, respectively, after completion of the ABCSG8 study in late 2012, partially offset the increases.

Selling, General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Selling, general and administrative expense	$7,988	$4,170	92%	$20,822	$10,588	97%

The increase for the three month period was primarily attributable to $1.3 million of increased staffing and personnel-related costs to support sales and marketing and administration; $1.5 million of increased legal costs, the majority of which related to a lawsuit settled in September 2013; and $0.4 million of increased corporate professional fees and other costs of being a public company.

The increase for the nine month period was primarily attributable to $3.7 million of increased staffing and personnel-related costs to support sales and marketing and administration; $2.1 million of increased external marketing and other consulting costs related to the commercial launch of Prosigna; $2.6 million of increased legal costs, the majority of which related to the litigation mentioned above; and $0.8 million of increased corporate professional fees and other public company costs.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Interest income	$22	$4	450%	$28	$17	65%
Interest expense	(538)	(219)	146%	(1,412)	(551)	156%
Other expense	(17)	(198)	(91)%	(30)	(26)	15%
Revaluation of preferred stock warrant liability	—	53	(100)%	1,156	150	671%

Total other income (expense), net	$(533)	$(360)	48%	$(258)	$(410)	(37)%

The increases in interest expense for both periods were driven by increased borrowing under our existing credit facility during 2012 and 2013, from $7.5 million as of September 30, 2012 to $18.0 million as of September 30, 2013.

The increase in other income from the revaluation of the preferred stock warrant liability for both the three and nine month periods resulted from a re-measurement of the fair value of preferred stock warrants using the Black-Scholes option pricing model, which was primarily impacted by a decrease in the valuation of the underlying stock. Upon closing of our initial public offering in July 2013, all outstanding preferred stock was automatically converted into common stock, and the warrants to purchase preferred stock converted into warrants to purchase common stock. As a result, the preferred stock warrant liability was reclassified to stockholders’ equity.

Liquidity and Capital Resources

As of September 30, 2013, we had cash, cash equivalents and short-term investments totaling $52.2 million.

Sources of Funds

Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Credit Facility

In March 2012, we entered into a loan and security agreement, which we refer to as our credit facility, pursuant to which we have incurred $18.0 million in term loan borrowings, all of which accrue interest at a rate of 8.89%. Through January 2014, we are required to pay interest only on our term loan borrowing. Following the expiration of the interest only payment period, we are required to pay principal and interest in 30 equal monthly installments, plus an end of term payment equal to 5.5% of the amount borrowed, or $990,000, at maturity in July 2016. We may at our option prepay all of the term loan borrowings by paying the lender, among other things, all principal and accrued interest, the end of term payment plus a premium of up to 3% of the amount borrowed. Pursuant to the credit facility, from time to time we can also incur revolver borrowings of up to the lesser of $2.0 million and a borrowing base tied to the amount of eligible accounts receivable. Interest on revolver borrowings accrues at a floating rate equal to the prime rate plus 3.70% (subject to a floor of 6.95%) and is payable monthly. We are also required to pay a fee of 0.075% per month on the unused portion of the revolver borrowings.

The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates. In addition, we must comply with a financial covenant based on life sciences revenue. This financial covenant is measured monthly on a trailing three month basis. We were in compliance with all covenants as of September 30, 2013. Our obligations under the credit facility are secured by substantially all of our assets other than intellectual property.

Use of Funds

Our principal uses of cash are funding our operations, satisfaction of our obligations under our debt instruments, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing life sciences business and in developing Prosigna and preparing it for commercialization. As a result, our cash used in operating activities has either remained relatively constant or increased. We expect our operating cash requirements to increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems among life sciences research customers and clinical laboratories, (2) commercialize, and conduct studies to expand the clinical utility of, Prosigna, and (3) develop new applications, chemistry and instruments for our nCounter platform.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash used in operating activities	$(21,483)	$(11,140)
Cash used in investing activities	(33,506)	(312)
Cash provided by financing activities	52,589	5,945

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

Net cash used in operating activities for the nine months ended September 30, 2013 consisted of our net loss of $20.5 million and $2.4 million of cash used for working capital purposes. These uses were partially offset by $1.4 million of net non-cash income and expense items, such as depreciation and amortization, stock-based compensation and change in the fair value of preferred stock warrants.

Net cash used in operating activities for the nine months ended September 30, 2012 consisted of our net loss of $11.8 million and $1.4 million of cash used for working capital purposes. These uses were partially offset by $2.1 million of non-cash expense items, such as depreciation and amortization and stock-based compensation.

Investing Cash Flows

Our most significant cash flows used in investing activities for the nine months ended September 30, 2013 are for the purchase of short-term investments and receipts from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources. Also included in investing activities for each of the periods presented are the purchases of laboratory, manufacturing and computer equipment and software to support our expanding infrastructure. Other than the purchase of nCounter Analysis Systems for rental to clinical laboratories in support of Prosigna commercialization in jurisdictions where we have regulatory authorization, we have no major capital expenditures planned for the remainder of 2013.

Financing Cash Flows

Net cash provided by financing activities for the nine months ended September 30, 2013 consisted of net proceeds of $47.4 million from our initial public offering, proceeds from term loan borrowings of $5.0 million and proceeds from exercise of stock options of $0.4 million. These proceeds were partially offset by repayments of borrowings of $0.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2012 consisted of $7.5 million of borrowing under our existing credit facility, which was partially offset by repayments of borrowings under a previous loan agreement of $1.7 million.

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

Stock-based Compensation

Prior to the closing of the initial public offering, we granted stock options at exercise prices believed to be equal to the fair value of the common stock underlying such options as determined by the board of directors, with input from management, on the date of grant. Because such grants occurred prior to the public trading of our common stock, the board of directors exercised significant judgment in determining the fair market value of our common stock. The valuations were consistent with the guidance and methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Practice Aid, for all option grant dates. After the closing of the initial public offering, we granted stock options with exercise prices based on market prices.

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

Fair Value Measurements

We record available-for-sale securities at fair value. We establish fair value using the price that would be received to sell an asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data are not available. A fair value hierarchy is used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

Prior to the closing of the initial public offering, we recorded preferred stock warrant liability at fair value. Preferred stock warrant liability was categorized as Level 3 because it was valued based on unobservable inputs and our judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. We performed a fair value assessment of the preferred stock warrant inputs on a quarterly basis using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model are inherently subjective and involve significant judgment. Changes in our judgments could have had a material impact on our results of operations and financial position. Any change in fair value was recognized as a component of other income (expense) on the statements of operations.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued “ASU 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” that revises the disclosure requirements related to significant reclassifications of items out of accumulated other comprehensive income and into the line items included in net income. We adopted this standard in the third quarter of 2013 and its adoption did not impact our consolidated financial statements.

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

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on October 1, 2013 and sustained throughout the period ended September 30, 2014, would not be material.

As of September 30, 2013, the principal and accrued interest outstanding under our term borrowings was $18.3 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 6, 2012, Fluidigm Corporation filed a complaint against us in the U.S. District Court for the Northern District of California, Civil Action No. C-12-5712. The complaint alleged false advertising in violation of the Lanham Act, unfair competition, and unlawful trade practices, and sought injunctive relief and damages in relation to a marketing campaign based on a comparative study of our nCounter Single Cell Assay with Fluidigm’s BioMark system. We filed our answer on January 4, 2013 denying the allegations. On April 22, 2013, Fluidigm filed an amended complaint referencing additional NanoString marketing materials that Fluidigm alleged contained false comparative statements. Our answer to the amended complaint was filed on May 9, 2013.

On April 5, 2013, Fluidigm Corporation and its subsidiary Fluidigm Singapore Pte Ltd, filed a complaint against us in the High Court of Singapore, Case No. S 282/2013, alleging substantially the same advertising claims as were asserted in the U.S. case in addition to a separate claim for trademark infringement. On September 3, 2013, we were served with the complaint in this case. We denied the allegations in this lawsuit as well.

On September 30, 2013, we agreed with Fluidigm to settle both lawsuits. As part of the settlement agreement, we agreed to remove references to the comparison study from our marketing materials, website, and promotional activities and to stop using those materials. On October 22, 2013, the case in the U.S. District Court of the Northern District of California was dismissed with prejudice and on October 29, 2013, the case in the High Court of Singapore was dismissed with prejudice.

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

We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $20.4 million and $11.8 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of $118.0 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward development and commercialization of our technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with establishing a dedicated oncology diagnostics sales force and the increased administrative costs associated with being a public company. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

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

We have experienced significant revenue growth in a short period of time. We may not achieve similar growth rates in future periods. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, commercialization of the Prosigna Breast Cancer Assay, or Prosigna, in Europe and the United States and development and commercialization of this test and other diagnostic products worldwide are key elements of our growth strategy and will require us to hire and retain additional sales and marketing, regulatory, manufacturing and quality assurance personnel. If we do not successfully forecast the timing of regulatory clearance or approval for product marketing in additional jurisdictions and subsequent demand for our diagnostic products or manage our anticipated expenses accordingly, our operating results will be harmed.

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

Our reliance on distributors for sales of our products outside of the United States could limit or prevent us from selling our products in foreign markets and impact our revenue.

We have established exclusive distribution agreements for our nCounter Analysis System and related consumable products within parts of Europe, the Middle East, Asia Pacific and South America. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth.

If we do not obtain regulatory clearance or approval to market our products for diagnostic purposes, we will be limited to marketing our products for research use only. In addition, if regulatory limitations are placed on our diagnostic products our business and growth will be harmed.

We have obtained a CE mark for our first diagnostic product, Prosigna, which permits us to market that assay for diagnostic purposes in Europe, and we have received regulatory clearance in the United States under a 510(k) for a version of Prosigna providing an assessment of a patient’s risk of recurrence. We do not have regulatory clearance or approval to market any other product for diagnostic purposes or to market Prosigna for diagnostic purposes in any other market. Other than with respect to Prosigna in such jurisdictions, we are limited to marketing our products for research use only, which means that we cannot make any diagnostic or clinical claims. We intend to seek regulatory authorizations in other jurisdictions to market Prosigna for diagnostic purposes; however, we cannot assure investors that we will be successful in doing so. Similarly, if we do not obtain regulatory clearance or approval of future products or future indications for diagnostic purposes, if unexpected regulatory limitations are placed on our products or if we fail to successfully commercialize such products, the market potential for our diagnostic products would be constrained, and our business and growth prospects would be adversely affected.

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

In addition, breast cancer treatment guidelines recommend that chemotherapy be considered in many cases, in combination with other patient factors. Accordingly, physicians may be reluctant to order a test, such as Prosigna, that may suggest recommending against chemotherapy. Furthermore, our diagnostic tests would be performed by pathologists in local laboratories, rather than by a vendor in a remote centralized laboratory, which will require us to educate pathologists regarding the benefits of this business model and oncologists regarding the reliability and consistency of results generated locally.

These hurdles may make it difficult to convince health care providers that tests using our technologies are appropriate options for cancer diagnostics, may be equivalent or superior to available tests, and may be at least as cost effective as alternative technologies. Furthermore, we may encounter significant difficulty in gaining inclusion in breast cancer treatment guidelines, obtaining patient reimbursement from public and private payers, and gaining broad market acceptance of Prosigna.

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

Few research and development projects result in successful commercial products, and success in early clinical studies often is not replicated in later studies. For example, even though the results of our clinical studies that used samples from the Arimidex, Tamoxifen, Alone or in Combination, or ATAC, study and the Austrian Breast & Colorectal Cancer Study Group 8, or ABCSG8, study of postmenopausal women with HR+ early stage breast cancer were favorable, there is no guarantee that any future studies will be successful. At any point, we may abandon development of a product candidate or we may be required to expend considerable resources repeating clinical studies, which would adversely impact potential revenue and our expenses. In addition, any delay in product development would provide others with additional time to commercialize competing products before we do, which in turn may adversely affect our growth prospects and operating results.

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

We have limited experience marketing and selling our products. Our nCounter Analysis System was introduced for sale in the life sciences research market in 2008, and was introduced for sale in the diagnostics market in Europe and Israel in connection with the February 2013 commercial launch of Prosigna in those markets. We expect to begin selling our nCounter Dx Analysis System into the U.S. diagnostics market in the fourth quarter of 2013. We sell our products through our own sales force in North America and through a combination of our own sales force and distributors in Europe, Middle East, Asia Pacific and South America. In the future, we intend to establish distributor relationships in other parts of the world; however, we may not be able to market and sell our products effectively.

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

We manufacture our consumable products in our facility in Seattle, Washington. In addition, our Seattle facility is the center for order processing, receipt of our prep station and digital analyzer manufactured by third-party contract manufacturers and shipping products to customers. Our facility and the equipment we use to manufacture our consumable products would be costly, and would require substantial lead time, to repair or replace. Seattle is situated near active earthquake fault lines. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes and power outages, which may render it difficult or impossible for us to produce our tests for some period of time. The inability to manufacture consumables or to ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is limited, may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

We expect to generate a substantial portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.

During the nine months ended September 30, 2013 and 2012, approximately 29% and 28%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

A clinical laboratory can use nCounter Elements to create what is called a laboratory developed test, or LDT. LDTs are diagnostic tests that are developed and performed by a laboratory and include genetic tests and other tests for rare conditions. In June 2013, the Commissioner of the FDA stated that the FDA intends to further regulate LDTs; however, it is unclear whether, when and to what extent the FDA will do so. Restrictions on LDTs by the FDA could restrict the demand for our products, including nCounter Elements. Additionally, compliance with additional regulatory burdens could be time consuming and costly. If the FDA regulates LDTs, such regulation could adversely affect our prospects, results of operations and financial condition.

Approval and/or clearance by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies, we would be required to obtain either prior 510(k) clearance or prior pre-market approval, or PMA, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with standard of care. In the future we plan to submit a separate application for approval of Prosigna to report intrinsic subtype, and we expect that this application will require a PMA supported by additional clinical studies. We intend to pursue additional intended uses for Prosigna, which may require more burdensome regulatory processes than the 510(k) clearance process, including PMAs. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

We are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.

Following receipt of FDA 510(k) clearance in September 2013, we are subject to ongoing FDA obligations and continued regulatory oversight and review, including routine inspections by the FDA of our manufacturing facilities and compliance with requirements such as quality system regulations, or QSRs, which establish extensive requirements for quality assurance and control as well as manufacturing procedures; requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. The promotional claims we can make for Prosigna are limited to the cleared indication, which includes the following special conditions for use: Prosigna is not intended for diagnosis, to predict or detect response to therapy or to help select the optimal therapy for patients in the U.S. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our diagnostic products and/or may be subject to enforcement by the FDA such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

As we begin commercializing Prosigna and any other potential diagnostic products in the United States, our operations will be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and state and federal marketing compliance laws and gift bans. These laws may impact, among other things, our proposed sales and marketing and education programs and will require us to implement additional internal systems for tracking certain marketing expenditures and reporting them to government authorities. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-kickback Law and state anti-kickback prohibitions;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended;

•	the Medicare civil money penalty and exclusion requirements;

•	the federal False Claims Act civil and criminal penalties and state equivalents; and

•	State physician gift bans and marketing expenditure laws.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Healthcare policy changes, including legislation reforming the United States healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Following the 510(k) clearance for Prosigna, we expect that the new tax will apply to some or all of our diagnostic products. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015 and a productivity adjustment to the Clinical Laboratory Fee Schedule. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our diagnostics customers use our technology to deliver to Medicare beneficiaries, and may indirectly reduce demand for our diagnostic products.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of October 31, 2013, we owned or exclusively licensed seven issued U.S. patents and approximately 23 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 69 pending and granted counterpart applications worldwide, including 22 country-specific validations of three European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

Until recently, there has been no public market for our common stock. Although our common stock is listed on The NASDAQ Global Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, the current level of trading may not be sustained in the future. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital.

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

The resale of approximately 9.2 million shares, or 63% of our outstanding shares, are currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters of our initial public offering; however, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning December 22, 2013. In addition, the shares subject to outstanding options and warrants, of which options and warrants to purchase 1,385,801 shares and 617,605 shares, respectively, were exercisable as of September 30, 2013, and the shares reserved for future issuance under our stock option and equity incentive plans will become available for sale immediately upon the exercise of such options and the expiration of any applicable market stand-off or lock-up agreements.

Holders of approximately 9.8 million shares (including the shares underlying outstanding warrants), or 65%, of our outstanding shares, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to any related lock-up agreements.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 59% of our capital stock as of September 30, 2013. Accordingly, our executive officers, directors and principal stockholders will be able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

On June 25, 2013, our registration statement on Form S-1 (No. 333-188704) was declared effective for our initial public offering, and on July 1, 2013 we consummated the initial public offering consisting of 5,400,000 shares of our common stock for $10.00 per share. The underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Leerink Swann LLC and Robert W. Baird & Co. Incorporated. Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated. As a result of the offering, we received total net proceeds of approximately $46.8 million, after deducting total expenses of $7.2 million, consisting of underwriting discounts and commissions of $3.8 million and offering-related expenses of approximately $3.4 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

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

Item 6.	Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Description

10.1	Third amendment to Loan and Security Agreement among the Company, Oxford Finance LLC and Silicon Valley Bank, dated July 22, 2013 (incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 8, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

[101.xxx**	Insert XBRL Exhibits]

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSTRING TECHNOLOGIES, INC.

Date: November 8, 2013	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ James A. Johnson
James A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Third amendment to Loan and Security Agreement among the Company, Oxford Finance LLC and Silicon Valley Bank, dated July 22, 2013 (incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 8, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.xxx**	Insert XBRL Exhibits

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.