Form 10-K
period 2013-12-31
NanoString Technologies Inc
filed 2014-03-27
CIK 1401708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35980

NANOSTRING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0094687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

530 Fairview Avenue North, Suite 2000 Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 378-6266

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). (Check one):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $53.1 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

There were 18,052,694 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on March 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NANOSTRING TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

-i-

PART I

Item 1.	Business

Forward-Looking Information

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements or incorporate by reference forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding our future operating results, including our expectations regarding instrument, consumable and total revenue and operating and net loss;

•	our ability to successfully commercialize Prosigna, our first product for which we have obtained a CE mark in the European Union and, in September 2013, received 510(k) clearance from the U.S. Food and Drug Administration, or FDA;

•	the implementation of our business model and strategic plans for our business;

•	the regulatory regime and our ability to secure regulatory clearance or approval for the clinical use of our products, domestically and internationally;

•	our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, and third parties who conduct our clinical studies;

•	our intellectual property position;

•	our expectations regarding the market size and growth potential for our business;

•	any estimates regarding expenses, future revenues, capital requirements, and stock performance; and

•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

All forward-looking statements are based on information available to us on the date of this Annual Report on Form 10-K and we will not update any of the forward-looking statements after the date of this Annual Report on Form 10-K, except as required by law. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the following discussion and within Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable genomic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. We have an installed base of more than 180 systems, which our customers have used to publish more than 360 peer-reviewed papers. As researchers discover how genomic information can be used to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests based on our nCounter Elements General Purpose Reagents, or GPRs. In certain situations, we intend to translate their discoveries into in vitro diagnostic assays. For example, in September 2013, we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, to market in the United States a version of our first molecular diagnostic product, the Prosigna Breast Cancer Assay, or Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer.

The role of genomic information in research and medical practice is evolving rapidly. The advent of new technologies that sequence and digitally count discrete nucleic acids, commonly referred to as next generation sequencing, or NGS, is accelerating the discovery of the relationships between the genome and human disease. Researchers are applying this wealth of new information to identify biological “pathways,” which are networks of tens or hundreds of genes that act in concert to produce biological functions. Researchers then seek to translate this understanding of the genomic basis of disease into the development of diagnostic tools that can be used to profile an individual patient’s biological pathways as well as develop targeted drug therapies. Precise, simple and robust profiling of biological pathways presents both an analytical challenge for researchers and an opportunity to improve patient outcomes in the future.

Our nCounter Analysis System enables genomic analysis on a scale appropriate for pathway-based biology by digitally quantifying the activity of up to 800 genes simultaneously in a single minute tissue sample. The sensitivity and precision of our novel barcoding chemistry allows the measurement of subtle changes in genomic activity efficiently, which is essential in both research and diagnostics because tissue samples are often available only in very small quantities. This problem is especially acute in cancer research, which is typically conducted using biopsies that are often stored in a format known as formalin-fixed paraffin embedded, or FFPE, which complicates subsequent analysis of genetic material. The nCounter Analysis System is an easy-to-use and flexible solution that allows researchers to efficiently test hypotheses across thousands of different samples. As a result, the nCounter Analysis System is particularly useful for discovering and validating networks of genes that characterize and help predict disease states, enabling the development of diagnostics and medicines designed specifically for treating patients with certain genomic profiles. Researchers may use nCounter to develop their own diagnostic tests based on our nCounter Elements GPRs or we may selectively partner with them to translate their discoveries into in vitro diagnostic assays.

Prosigna, our first molecular diagnostic test, is based on a collection of 50 genes known as the PAM50 gene signature, which was discovered by several of our research customers. We secured an exclusive worldwide license to the PAM50 gene signature in 2010. Prosigna can provide a breast cancer patient and her physician with a subtype classification based on the fundamental biology of the patient’s tumor, as well as a prognostic score that predicts the probability of cancer recurrence over 10 years. Our goal is for physicians to use Prosigna to guide therapeutic decisions so that patients receive only therapeutic interventions from which they are likely to benefit. We have conducted two large clinical studies, based on tumor samples from over 2,400 patients, validating the ability of Prosigna to indicate risk of recurrence in postmenopausal women with hormone receptor-positive early stage breast cancer treated with endocrine therapy alone. In one of these studies, we compared the risk estimate provided by Prosigna to the risk estimate previously generated using Genomic Health’s Oncotype DX, the historical market leader in breast cancer recurrence testing. Investigators concluded that Prosigna is capable of providing more prognostic information than Oncotype DX. In September 2013, we received 510(k) clearance from the FDA to market in the United States a version of Prosigna providing an assessment of a patient’s risk of recurrence for breast cancer. In December 2013, we commercially launched Prosigna in the United States, and entered into agreements with three national diagnostic reference laboratories and two comprehensive cancer centers to offer the Prosigna assay in the United States, with the earliest testing beginning during the first quarter of 2014. These laboratories collectively serve the pathology testing needs of a substantial portion of breast cancer patients throughout the United States. We expect additional clinical laboratories to adopt Prosigna in the future. In September 2012, we obtained CE Mark designation in the European Union for a version of Prosigna that provides an assessment of a patient’s risk of recurrence for breast cancer and the intrinsic subtype of the patient’s tumor. In February 2013, we commercially launched Prosigna in Europe and Israel.

In November 2013, we began offering a version of the nCounter Dx Analysis System to high-complexity, CLIA-certified laboratories for research and diagnostics purposes. This FLEX configuration of the nCounter Dx Analysis System provides clinical laboratories a single platform with the flexibility to support both clinical testing, by running Prosigna, and research, by processing translational research experiments using our custom CodeSets and panels. The nCounter Elements GPRs provide further flexibility by allowing laboratories to develop their own Laboratory Developed Tests for gene expression, copy number variation and gene fusion signatures, which can be performed by a laboratory and may include genetic tests and other tests for rare conditions.

Prosigna is regulated as an in vitro diagnostic test and we distribute it as a kit for use on our nCounter Analysis System in clinical laboratories. We expect that our future in vitro diagnostic products will be regulated and distributed in a similar manner. This is in contrast to most complex genomic tests, which are currently regulated as services and are usually offered only by a limited number of specialized laboratories. The current centralized laboratory model for complex genomic testing can result in complicated logistics for the treating physician, including slower test result turnaround times and limited international access to tests as compared to local testing. In addition, most clinical laboratories cannot currently share in the revenue associated with offering patients complex genomic tests. We believe that our decentralized model will transform the current paradigm of complex genomic testing by allowing physicians worldwide to provide more comprehensive personalized diagnoses, broadening patient access, and increasing the degree to which clinical laboratories can profit by providing molecular diagnostic testing services.

We generated revenue of $31.4 million, $23.0 million and $17.8 million in 2013, 2012 and 2011, respectively, while incurring net losses of $29.3 million, $17.7 million and $10.9 million in 2013, 2012 and 2011, respectively.

We were incorporated in Delaware in June 2003. Our principal executive offices are located at 530 Fairview Avenue, N., Suite 2000, Seattle, Washington 98109 and our telephone number is (206) 378-6266. Our common stock trades on The NASDAQ Global Market under the symbol “NSTG.”

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including “NanoString®,” “NanoString Technologies®,” “nCounter®,”” “ProsignaTM” and “nCounter ElementsTM.” Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

Where You Can Find Additional Information

We make available free of charge through our investor relations website, www.nanostring.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, NanoString Technologies, Inc., 530 Fairview Avenue, N., Suite 2000, Seattle, Washington 98109, e-mail: investorrelations@nanostring.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov.

Our Market Opportunity

Every living organism has a genome that contains the full set of biological instructions required to build and maintain life. By analyzing the variations in genomes, genes and gene activity in and between organisms, researchers can determine their functions and roles in health and disease. An improved understanding of the genome and its functions allows researchers to drive advancements in scientific discovery. As they make scientific discoveries, researchers have been able to translate some of these findings into clinical applications that improve patient care.

A gene is a specific set of instructions embedded in the DNA of a cell. For a gene to be “turned on,” or “expressed,” the cell must first transcribe a copy of its DNA sequence into molecules of messenger RNA. Then, the cell translates the expressed information contained in the RNA into proteins that control most biological processes. In addition to the translated RNAs, there are many types of non-coding RNAs that are involved in many cellular processes and the control of gene expression, including microRNA, or miRNA, and long noncoding RNA, or lncRNA.

Biological pathways are the networks of tens or hundreds of genes that work in concert to produce a biological function. Understanding the activation state of pathways and disruptions in individual elements of these pathways provides significant insight into the fundamental basis of disease and facilitates data driven treatment decisions. Therapeutic interventions, such as drugs, can be used to treat disease by activating or inactivating biological pathways that are relevant to disease. As a result, pathway-based biology has become a widely adopted paradigm that researchers use to understand biological processes and has assisted them in the development of diagnostics and drugs to treat disease. To be successful in their research, these scientists need the ability to precisely and simultaneously measure the activation state of the tens or hundreds of genes that comprise biological pathways.

Over the last decade, methods of measuring genomic information have advanced substantially. However pathway-based research and the development of diagnostic tests require analysis of multiple genes and sensitivity to small changes in expression, which can be challenging for traditional genomic tools. In general, DNA microarrays and tube-based qPCR methods require complex, time-consuming workflows and relatively large amounts of sample tissue to accurately characterize biological pathway activation. In both life sciences research and clinical medicine, there is a growing need for improved technologies that can precisely and rapidly measure the activation state of hundreds of genes simultaneously across a large number of precious samples, thereby providing a simple and reliable means to characterize biological pathways within minute tissue specimens.

Life Sciences Research

According to Strategic Directions International, Inc., life sciences researchers spent approximately $28 billion on tools and related consumables in 2011. In the decade since the completion of the Human Genome Project, improvements in NGS technology have greatly reduced the cost of sequencing a human genome and increased throughput and precision, which has led to an abundance of new biological information. In order to gather insights from this information, researchers must first distill and then efficiently analyze large pools of data. Gene expression analysis has emerged as a primary tool that researchers use to extract meaningful insights from networks of genes, which enables them to validate and then translate their findings into the development of diagnostics and medicines. According to Percepta Associates, a provider of consulting services to bioscience companies, the 2012 global market for gene expression profiling products is estimated to be $1.2 billion.

Academic, government, and biopharmaceutical researchers engaged in gene expression analysis typically focus on making biological discoveries that may lead to the development of relevant medical products and better informed treatment decisions for physicians and patients. They have traditionally performed these experiments using microarrays or qPCR. Recently, RNA-Seq has dramatically enhanced researchers’ ability to discover patterns of gene expression that have biological meaning. However, researchers are increasingly performing analyses on a larger number of genes and samples and are seeking new methods of interrogation that would allow them to:

•	increase the number of genes that can be analyzed simultaneously in order to understand the complete biological pathway involving multiple genes;

•	improve the overall efficiency of their laboratories by simplifying workflow and accelerating the rate of successfully completing their research;

•	provide more reliable, precise and reproducible data about targeted genes and biological pathways;

•	maximize the amount of genomic information extracted from precious tissue samples;

•	minimize the computational intensity of complex genomic analysis;

•	process difficult-to-work-with specimens, such as tumor biopsies stored in FFPE format; and

•	create more systematic and reliable ways to help transition their research discoveries into future clinical products.

We believe that the above items create an opportunity for technologies that are optimized for pathway-based biology. Based on 2011 market data regarding the installed base of microarray systems at that technology’s peak, we estimate that the potential market opportunity of our current generation of nCounter Analysis System is approximately 3,000 systems.

Molecular Diagnostics

According to Frost and Sullivan, the molecular diagnostics market totaled approximately $4.1 billion in 2010 and is expected to reach $6.2 billion by 2014. Growth in the molecular diagnostics market has been driven by technological innovations that have increased sensitivity, decreased turnaround times, simplified workflow, and lowered costs when compared to other techniques. In addition, the medical community has seen a trend in favor of decentralized diagnostic testing as a result of the convenience of local testing, hospitals and medical centers increasingly viewing their laboratories as profit centers and a need to increase access to tests for patients outside of the United States. We believe that there is an opportunity to improve the quality of diagnosis and treatment of diseases by developing and commercializing comprehensive, simple and widely available diagnostic products based on gene expression analysis. Cancer is a disease generally caused by genetic mutations in cells. The behavior of cancer cells is extremely complex, depending on many different genes and the interactions of those genes. It is often impossible for researchers to identify a single gene that adequately signals a more aggressive or less aggressive type of cancer. However, in some cases, researchers have been able to identify more aggressive or less aggressive types of cancer through gene expression analysis of biological pathways. Multi-gene expression analysis has the potential to considerably improve the decisions of oncologists as they care for their patients. Based on the pattern of gene expression, oncologists can determine which specific treatments are most likely to be effective for an individual patient, monitor a patient’s response to those treatments, and determine the likelihood of recurrence.

Molecular diagnostics have had a significant impact on the treatment of breast cancer, which had a worldwide incidence of 1.4 million per year in 2008 according to the World Health Organization. Over the last decade, genomic tests for breast cancer have improved the accuracy of prognosis and efficacy of treatment by assessing the risk of cancer recurrence for individual patients.

Multi-gene molecular diagnostic tests for breast cancer are provided by several companies today, including Genomic Health, Agendia and Clarient (a GE Healthcare company). These tests are offered as services with the analysis conducted at company-owned centralized laboratories. When a physician orders the test, the pathologist sends a tumor block or thin sections from the biopsy specimen to the centralized laboratory for analysis. The lab operator then uses a multi-gene panel to determine a risk category for each patient, which predicts that individual’s likelihood of recurrence. The lab operator typically analyzes the tumor tissue and delivers results to the treating physician within 10 to 14 days of receipt of the tumor sample.

In contrast to the central laboratory-based first-generation molecular diagnostic test for breast cancer, the medical community has seen a trend in favor of decentralized diagnostic testing. Tests for HIV, Hepatitis C, Influenza and MRSA, which were once centralized, are now often conducted in hospital laboratories or at the point of care. We believe that this trend of decentralized testing will continue as a result of many factors, including:

•	Convenience. We believe that physicians would prefer that molecular diagnostic tests be performed at a local level and in the same laboratory that performs other tests that the physicians may order. Local molecular diagnostic testing could provide physicians the same rapid turnaround of test results that they have learned to expect for other types of tests.

•	Economic Advantages. We believe that hospitals and medical centers desire to make their clinical laboratories profit centers by performing tests and billing third-party payors. As diagnostic technologies become less complicated to administer, hospitals and medical centers tend to favor in-sourcing tests.

•	International Availability. There is a critical need to increase access to molecular diagnostic tests for patients that live outside the United States. Currently, patients living outside the United States may be challenged to gain access to tests that are provided only by specialized laboratories located within the United States. We believe genomic testing will become more available to patients throughout the world when it can be provided by their local clinical laboratories.

We believe that the market for complex molecular diagnostics will require increased precision, increased breadth of decision making information, and a decentralized approach that is in line with other applications of diagnostic testing.

Our Solution

Our nCounter Analysis System is an automated, multi-application, digital detection and counting system which directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. Our nCounter Analysis System consists of two automated instruments that prepare and analyze tissue samples using proprietary reagents, which can only be obtained from us. Our research customers purchase instruments from us and then purchase our panels, custom CodeSets, nCounter Elements GPRs and related consumables for the specific experiment or assay they wish to conduct. Our clinical laboratory customers will either purchase or lease instruments from us and also generally purchase nCounter Elements GPRs or our diagnostic kits for tests that they intend to run.

Our nCounter Analysis System offers a number of compelling advantages, including:

•	Optimized for Pathway-Based Biology. The nCounter Analysis System can profile up to 800 molecules in a single test tube, which allows customers to analyze interactions among hundreds of genes that mediate biological pathways.

•	Digital Precision. Our molecular barcodes hybridize directly to the target molecules in a sample allowing them to be counted. This generates digital data (1 molecule = 1 count) of excellent quality over a wide dynamic range of measurements and provides excellent reproducibility.

•	Simple Workflow. The nCounter Analysis System’s minimal sample preparation and automated workflow enable the performance of gene expression analysis across hundreds of genes simultaneously in approximately 24 hours between the time a sample is loaded into the system and results are obtained. Our nCounter Analysis System generates data that customers can evaluate without the use of complex bioinformatics.

•	Flexible Sample Requirements. The nCounter Analysis System is able to unlock genomic information from minute amounts of a variety of challenging tissue samples, including FFPE samples, cell lysates and single cells.

•	Versatility. The FLEX configuration of the nCounter Dx Analysis System provides clinical laboratories a single platform with the flexibility to support both clinical testing, by running Prosigna, and research, by processing translational research experiments and multiplexed assays using our custom CodeSets and panels. The nCounter Elements GPRs provide further flexibility by enabling laboratories to develop their own Laboratory Developed Tests for gene expression, copy number variation and gene fusion signatures.

Our nCounter Analysis System enables research from basic discovery to the development and commercialization of molecular diagnostic tests on a single platform. We believe that our nCounter Analysis System is complementary to and synergistic with digital gene expression on next generation sequencers (using RNA-Seq).

Life Sciences Research

The nCounter Analysis System enables our research customers to conduct research on a scale that is well suited for pathway-based biology. The precision, ease of use and flexibility of our nCounter Analysis System allows researchers to efficiently test their hypotheses in thousands of different samples and is particularly useful for identifying networks of genes that characterize and predict disease.

Research Applications

Our nCounter Analysis System is capable of supporting a number of research applications based upon the measurement of the concentration or amount of a target nucleic acid. Key applications currently supported include:

•	Gene Expression. Researchers use the nCounter Analysis System to measure the degree to which individual genes in pathways are turned “on” or “off” by simultaneously quantifying the amount of messenger RNA, or mRNA, associated with each of up to 800 genes.

•	Single Cell Gene Expression. Historically, most gene-expression profiling has been performed on populations of cells where observed expression levels represent an average of the unique expression states of each cell within the population. The nCounter Analysis System is capable of measuring gene expression of 20 to 800 genes from a single cell, thereby elucidating previously hidden relationships between individual cells within a population.

•	miRNA Expression. Researchers can use the nCounter Analysis System to measure the simultaneous expression levels of up to 800 different miRNAs. The nCounter Analysis System is capable of highly multiplexed, direct digital detection and counting of miRNAs in a single reaction without amplification, thereby delivering high levels of sensitivity, specificity, precision, and linearity. We currently enable miRNA experiments for use in tissue from humans, mice, rats, and fruit flies.

•	Copy Number Variation. Researchers can use the nCounter Analysis System to probe for structural variations that result in cells having an abnormal number of copies of one or more sections of the DNA. Researchers are able to conduct large-scale, statistically-powered studies of these copy number variations, or CNVs, by leveraging the nCounter Analysis System’s multiplexing capacity to assay up to 800 DNA regions in a single tube, with as little as 300 ng of DNA.

We also support research directed toward particular gene fusions, gene-expression regulatory elements called long non-coding RNA, or lncRNA, and experiments based on a technique used to investigate the DNA targets of transcription factors called chromatin immunoprecipitation, or ChIP.

Our customers have used the nCounter Analysis System to publish more than 360 peer-reviewed papers. In 2013 alone, our customers published more than 180 peer-reviewed papers incorporating data generated using the nCounter Analysis System. The most frequent topic of nCounter-based peer-reviewed publications is cancer research, including biomarker discovery and validation. Other frequent topics include immunology and inflammation, infectious disease and developmental and cell biology.

Consumables

Following their purchase of our nCounter Analysis System, our research customers purchase consumables from us consisting of CodeSets and other consumables that are designed for the specific experiment that they intend to run. Our instruments are designed to be used only with our consumables. This closed system model generates recurring revenue from each instrument we sell. We believe that our recurring consumable revenue is driven by our customers’ ability to extract value from up to 800 data points per sample and to process hundreds of samples in a relatively short period of time with little hands-on preparation using our nCounter Analysis System, enabling them to process more units of consumables per unit of time.

Molecular Diagnostics

We believe that the attributes that make the nCounter Analysis System attractive to researchers also have the potential to make the system attractive to hospitals and clinical laboratories that desire to conduct molecular diagnostic tests. The precision, ease of use and flexibility of the nCounter Analysis System will allow medical technicians in pathology labs to conduct complex molecular diagnostic tests with minimal training. We expect these tests to encompass both Laboratory Developed Tests based on our nCounter Elements GPRs and in vitro diagnostic kits, initially Prosigna.

Prosigna is designed to address the limitations of first-generation tests, including:

•	Fewer Intermediate Risk Patients in Node-Negative Disease. In our TransATAC study, Prosigna was performed on material extracted from tumor samples from more than 1,000 evaluable patients from the Arimidex, Tamoxifen, Alone or in Combination, or ATAC, study that were previously analyzed using Genomic Health’s Oncotype DX, a widely-used first-generation test that is offered as a laboratory-developed test. Each patient in the study was assigned to a risk group based on risk estimates generated separately by Prosigna and Oncotype DX, and using prospectively defined risk cutoffs. Cutoffs for low, intermediate and high were <10%, 10% to 20% and >20% estimated risk of recurrence, respectively. In a comparison of the sizes of the risk groups in patients with node-negative disease, Prosigna assigned 26% fewer patients to an intermediate score than Oncotype DX. The reduction in the size of the intermediate risk group in node-negative patients is a result primarily of Prosigna’s ability to reclassify patients that are classified by Oncotype DX as intermediate risk to high risk. We believe this study provides evidence of Prosigna’s potential ability to clarify treatment decisions.

•	Available on a Decentralized Basis. Prosigna will be available for use on the nCounter Analysis System on a distributed basis in the clinical laboratories of hospitals and medical centers worldwide, which aligns Prosigna with the evolving trend towards decentralized testing. We believe that by distributing molecular diagnostics to local labs, we will provide faster turnaround for patients and enable succinct, comprehensive reports from pathologists, resulting in enhanced patient care. We also believe that this model will increase the degree to which clinical laboratories can profit by providing molecular diagnostic testing services. In addition, our decentralized model can help address the needs of patients outside of the United States by enabling local laboratories to provide testing.

•

Potentially More Treatment Decisions. Prosigna measures the expression of up to 50 genes, providing a more detailed profile of the biology of a patient’s tumor than the first-generation tests. In addition, Prosigna utilizes the concept of intrinsic subtypes, a fundamental method of classifying breast tumors into the four distinct subtypes of that disease. By providing a more detailed view of tumor biology and determining the intrinsic subtype of breast cancer patients, Prosigna has the potential to inform not only the decision of whether to administer adjuvant chemotherapy, but also potentially inform other important treatment decisions. These decisions may include the selection of specific adjuvant chemotherapy for individual patients, the duration of adjuvant endocrine therapy, and the use of adjuvant radiation therapy. We intend to perform clinical studies validating Prosigna’s ability to inform additional treatment decisions, and to seek a pre-market approval, or PMA, to enable Prosigna to report these intrinsic subtypes for use in informing clinical decisions within the United States.

We believe that the strengths of our nCounter platform, which will enable us to commercialize Prosigna on a decentralized basis, could be applied to in vitro diagnostic kits for other cancers after securing the requisite regulatory authorizations. Over time, we intend to identify other tests and develop them for use on our nCounter Analysis System.

Our Strategy

Our goal is to provide products that empower scientists to understand the molecular basis of disease and empower physicians to put genomic medicine into practice. To accomplish this goal, we intend to continue providing technologies that are powerful enough for research, yet simple and robust enough for use in clinical laboratories worldwide.

Our strategy includes the following key elements:

•	Establish the nCounter Analysis System as the global standard for gene expression analysis.

•	Expand the installed base of the nCounter Analysis System in biopharmaceutical and academic research.

•	Broaden the addressable market of the nCounter Analysis System through continued innovation.

•	Build a menu of diagnostic content, in collaboration with researchers and biopharmaceutical companies, comprising both proprietary in vitro diagnostic kits and Laboratory Developed Tests based on nCounter Elements GPRs.

•	Execute high quality clinical studies to support regulatory authorizations, market adoption and reimbursement of diagnostic products.

•	Enable clinical laboratories worldwide to provide complex genomic testing using our in vitro diagnostic products.

•	Drive physician demand for nCounter Analysis System-based diagnostic products.

•	Capture capital efficiencies stemming from our unified research and diagnostics business model.

Our Products and Technology

The fundamental technology employed in our nCounter Analysis System was conceived at the Institute for Systems Biology in the laboratories of Dr. Leroy Hood, a renowned pioneer in genomics and personalized medicine. Our research customers purchase instruments from us and then purchase our panels or custom CodeSets and related consumables for the specific experiment they wish to conduct. Our clinical laboratory customers will either purchase or lease instruments from us and also generally purchase nCounter Elements GPRs or our diagnostic kits for tests that they intend to run.

nCounter Analysis System

The nCounter Analysis System is an automated, multi-application, digital detection and counting system consisting of one or more nCounter Prep Stations and one nCounter Digital Analyzer. Since 2008, we have marketed a research use only version of the system, and in 2013 we introduced the nCounter Dx Analysis System to be marketed to clinical laboratories. The nCounter Dx Analysis System comes in two configurations, one that only runs Prosigna and one that is called the FLEX Configuration, a dual-mode system that runs Prosigna in one mode and our research applications, including nCounter Elements, in the other.

Instruments and Software

The nCounter Prep Station is the automated liquid handling component of the nCounter Analysis System that processes samples after they are hybridized and prepares the samples for data collection on the nCounter Digital Analyzer. The nCounter Digital Analyzer collects data from samples by taking images of the immobilized fluorescent reporters in the sample cartridge and processing the data into output files, which include the target identifier and related count numbers along with a broad set of internal controls that validate the precision of each assay. The currently available nCounter Prep Station and nCounter Digital Analyzer were designed and are manufactured under ISO 13485:2003, the quality standard for in vitro diagnostic platforms and medical devices. We also provide our research customers with the nSolver Analysis Software, a data analysis program that offers researchers the ability to quickly and easily quality check, normalize, and analyze their data without having to use any additional software for data analysis. The diagnostic version of our nCounter Analysis System includes the software that runs Prosigna and generates individualized patient reports.

Simple and Rapid NanoString Workflow

The nCounter Analysis System’s simple three step workflow takes approximately 24 hours and requires approximately 15 minutes of hands-on time by the user:

•	during step 1, up to 12 targeted research tissue samples (or up to 48 samples with sample multiplexing) or up to 10 breast cancer tissue samples in the case of Prosigna, and our reagents or diagnostic kits are injected into strip tubes that we provide and allowed to hybridize overnight;

•	in step 2, the strip tube is loaded into our nCounter Prep Station, which purifies the mixtures and moves them onto a cartridge with 12 flow-cells where the fluorescent barcodes are captured and affixed onto a glass surface of the cartridge and oriented in one direction; and

•	in step 3, the cartridge is placed into our nCounter Digital Analyzer, which uses fluorescent microscopy and image analysis software to automatically count the barcodes and provide the level of expression of each target in the sample.

When the nCounter Analysis System is run in research mode, a user can process up to approximately 36 samples per day by installing one Prep Station with a single Digital Analyzer. One can increase the number of samples analyzed to 108 samples per day on a single Digital Analyzer if it is coupled with three Prep Stations. This throughput can be quadrupled using sample multiplexing for experiments targeting 200 genes or fewer. For Prosigna, a clinical laboratory can process up to 30 samples per day on an nCounter Dx Analysis System.

Life Sciences Research

Following purchase of our nCounter Analysis System, research customers purchase panels, custom CodeSets targeted to a specific experiment or nCounter Elements GPRs.

Panels

We offer more than 20 panels that are pre-manufactured and targeted to a specific experiment, including the following:

•	Gene Expression Panels. Preassembled CodeSets that include all of the consumables required to perform the assay on the nCounter Analysis System. We offer nCounter Gene Expression Panels to conduct a wide variety of gene analysis, including analysis of kinase genes, cancer-related human genes, immunology-related genes, and inflammation-related genes.

•	miRNA Expression Assay Kits. A family of panels that provide a cost-effective profiling solution capable of highly multiplexed, direct digital detection and counting of up to 800 miRNAs in a single reaction without amplification. These provide our customers with high levels of sensitivity, specificity, precision, and linearity. Separate panels are available for use with samples from humans, mice, rats, and fruit flies.

•	Cancer Copy Number Variation Panel. Allows researchers to conduct large-scale, copy number variation projects by leveraging the nCounter Analysis System’s multiplexing capacity to assay up to 800 regions in a single tube, with as little as 300 ng of starting material.

•	nCounter Leukemia Fusion Gene Expression Assay Kit. A panel that allows researchers to profile a broad set of fusion genes which result from balanced translocations in different leukemia subtypes. In addition to fusion genes, the kit includes probes for 11 wild-type genes involved in translocations and 12 leukemia-related biomarkers.

•	Human Karyotype Panel. Allows for the simultaneous measurement of all 23 pairs of human chromosomes, including 338 individual regions.

Custom CodeSets

We also work with our customers to develop custom CodeSets to enable them to evaluate specific genes that are the subject of their study. Our customers provide us a list of targets for which we subsequently build a unique CodeSet. Our design process leverages full length sequences for the DNA or RNA molecules that our customers are interested in detecting and prevents cross hybridization to non-target molecules in the sample. The custom CodeSet design process occurs in four distinct steps: (1) the customer selects the genes of interest, (2) we design probes and provide a design report to the customer, (3) the customer reviews and approves the design report, and (4) we manufacture, test and ship the CodeSet to the customer. The manufacturing process typically takes from three to five weeks, depending on the number of genes targeted and samples to be processed by the customer.

nCounter Elements

nCounter Elements is our digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes that they can purchase independently from an oligonucleotide manufacturer. Clinical laboratories can use nCounter Elements to create Laboratory Developed Tests, which are diagnostic tests that are developed and performed by a laboratory and include genetic tests and other tests for rare conditions. In addition, the highly flexible architecture of nCounter Elements enables a broad range of basic research studies where iterative design and refinement of assays are important.

nCounter Elements GPRs have been registered with the FDA as GPRs and are available for use in developing Laboratory Developed Tests, pursuant to a licensing arrangement.

Master Kits

Our nCounter Master Kit includes all of the ancillary reagents and plasticware required for our customers to be able to setup and process samples in the nCounter Prep Station and nCounter Digital Analyzer. The components of the Master Kit include the sample cartridge, strip tubes, tips, buffers, and reagent plates.

Molecular Diagnostics

Our nCounter Analysis System’s ability to simultaneously quantify gene expression on tens or hundreds of genes from minimal amounts of FFPE tissue make it well suited for profiling pathway activation in tumor samples. In addition, the nCounter Analysis System has the precision, reproducibility, and simple workflow required of technologies used in clinical laboratories.

Following purchase or lease of our nCounter Dx Analysis System, we expect that our clinical laboratory customers will build menus of diagnostic tests comprised of Laboratory Developed Tests, Prosigna and other in vitro diagnostic kits we develop and sell in the future. These customers will use the nCounter Dx Analysis System, nCounter Elements GPRs and in vitro diagnostic kits to provide clinical diagnostic services. Currently, Prosigna is the only in vitro diagnostic kit available for use on our nCounter Dx Analysis System. Over time, we intend to develop, obtain regulatory authorization for, and sell additional in vitro diagnostic kits, each of which will enable a unique diagnostic test.

Informing Breast Cancer Treatment using the PAM50 Gene Signature

In 2009, leading cancer researchers first described a new gene expression signature, called “PAM50,” based on the expression of 50 genes in tumor tissue. PAM50 provides two types of information regarding a breast cancer patient’s tumor. First, PAM50 assigns each patient’s tumor to one of four “intrinsic subtypes,” a classification based on the fundamental biology of that individual’s breast tumor. Second, PAM50 provides a prognostic risk of recurrence, or ROR, score that assesses the probability that a cancer will recur in the future in patients who will be treated with hormonal therapy.

The intrinsic subtypes of breast cancer were first described in 2000 and have been repeatedly observed across multiple studies and technology platforms. Each patient’s breast cancer can be classified into one of four intrinsic subtypes (Luminal A, Luminal B, HER2-enriched, and Basal-like) that describe the fundamental biology of the tumor, conveying valuable information about an individual patient’s prognosis and likelihood of response to specific therapies. In June 2011, the widely-recognized St. Gallen International Breast Cancer Treatment Guidelines adopted the intrinsic subtypes as a standard approach to classifying early stage breast cancer, and in general, the basis for systemic therapy recommendations. The PAM50 gene signature represents a molecular approach to intrinsic subtyping and has been described in multiple peer-reviewed publications.

Studies using PAM50 and other methods for assigning intrinsic subtype have suggested that PAM50 may be useful in improving several treatments decisions in breast cancer by:

•	providing prognostic information that may help physicians and patients decide whether the addition of adjuvant chemotherapy to hormonal therapy is appropriate;

•	providing prognostic information that may help physicians and patients decide whether extended endocrine therapy is appropriate;

•	providing information that may help physicians choose which adjuvant chemotherapy regimen to select for an individual patient; and

•	providing information that may help physicians and patients decide whether adjuvant radiation therapy is appropriate.

Development and Validation of the Prosigna Breast Cancer Assay

In 2010, we began developing Prosigna based on our in-licensed PAM50 gene signature, simplifying and optimizing the test for use on the nCounter Analysis System. In 2011, we performed the first in a series of clinical studies designed to validate the test’s ability to provide prognostic information for postmenopausal women with HR+ early stage breast cancer treated with endocrine therapy alone using material extracted from tumor samples from 1,017 patients from the TransATAC population of which 1,007 samples passed prespecified criteria and yielded evaluable results. TransATAC is a translational study group that has used the tumor tissue and data from a subset of the 9,366 women enrolled (1996-2000) in the ATAC (Arimidex, Tamoxifen, Alone or in Combination) trial to study the molecular characteristics of tumors in postmenopausal women with HR+ early stage breast cancer of pathological grade 1, 2 or 3. The TransATAC population had been previously used in 2008 to clinically validate the current market leader in breast cancer prognosis and prediction, Genomic Health’s Oncotype DX, which is a laboratory-developed test that is administered using a centralized laboratory service model. Our study used RNA that had been extracted by Genomic Health from 1,017 tumor samples from patients with postmenopausal HR+ early stage breast cancer during the 2008 study. Because both the Oncotype DX results and the outcomes of the patients associated with each RNA sample were known, the study provided an opportunity to measure both the ability of Prosigna to provide prognostic information, and how the prognostic information provided by Prosigna compares to data previously collected using Oncotype DX. Results of our TransATAC study were presented in December 2011 at the CTRC-AACR San Antonio Breast Cancer Symposium. In July 2013 the TransATAC results were published in the Journal of Clinical Oncology.

In 2012, we performed a second clinical validation study to test the ability of Prosigna to estimate the prognosis of postmenopausal women with HR+ early stage breast cancer treated with endocrine therapy alone that evaluated tumor samples from 1,620 patients enrolled in the Austrian Breast & Colorectal Cancer Study Group 8, or ABCSG8, trial, of which 1,478 samples passed prespecified criteria and yielded evaluable results. The ABCSG8 trial enrolled 3,714 women (1996-2003) to compare the safety and efficacy of tamoxifen alone to sequential treatment with tamoxifen followed by anastrozole in postmenopausal women with HR+ early stage breast cancer of pathological grade 1 or 2. Results of our ABCSG8 study were presented in December 2012 at the CTRC-AACR San Antonio Breast Cancer Symposium. In December 2013, the results of the ABCSG8 study were published in the Annals of Oncology, the Journal of the European Society of Medical Oncology.

Beginning in 2012, we planned and executed a series of prospectively defined analyses of the data sets from the ATAC and ABCSG8 trials designed to clinically validate additional features and benefits of Prosigna. Results from three of these analyses have been presented publicly at medical meetings. At the European Society of Medical Oncology meeting in September 2012, the investigators of our TransATAC study presented results indicating that the prognostic risk of recurrence, or ROR, score provided by Prosigna adds significant prognostic information to clinical-pathology variables for recurrence between five and 10 years after diagnosis, which is often referred to as “late recurrence.” In September 2013, these results were published in the Journal of the National Cancer Institute. At the IMPAKT Breast Cancer Conference in May 2013, the investigators of our TransATAC study and our ABCSG8 study presented additional analyses providing further evidence that Prosigna provides valuable information that could assist with treatment decisions by helping to identify patients at highest risk of this late recurrence. In February 2014, these results from the ABCSG8 study were published in the journal Clinical Cancer Research. In addition, the results of an analysis of the combined data set of the ABCSG8 and ATAC studies was presented during the 2013 Annual American Society of Clinical Oncology, or ASCO, Meeting in June 2013 and demonstrated that Prosigna can identify a clinically significant number of low risk patients with one or two positive nodes. Several additional analyses of the ABCSG8 and ATAC studies are planned or ongoing.

In 2012, we performed a series of multi-site analytical validation studies intended to show that Prosigna provides consistent and reliable results, independent of the specific instrument, laboratory or operator performing the testing. We presented results from these analytical validation studies in March 2013 at the United States & Canadian Academy of Pathology annual meeting. In March 2014, these results were published in the journal BMC Cancer.

Clinical Validation of Prosigna for Indicating Prognosis in Postmenopausal HR+ Early Stage Breast Cancer Patients

Our TransATAC and ABCSG8 studies were performed using similar statistical analysis plans, allowing results on the prognostic performance of Prosigna in each study to be compared. Both studies met their primary and secondary objectives, and the data support the following conclusions:

•	in satisfaction of the primary objective of both studies, the ROR score was significantly related to outcome, and added significant prognostic information about 10 year distant recurrence risk to standard clinical-pathological variables in the study populations as a whole. In satisfaction of a secondary objective of both studies, similar results were achieved in all three prospectively defined clinically important subsets of patients: node-negative, node-positive and HER2-negative;

•	in satisfaction of the primary objective of our ABCSG8 study, the low, intermediate, and high risk patient groups as defined by Prosigna had different distant recurrence free survival rates at 10 years in the study population as a whole, showing that Prosigna can accurately categorize patients based on prognosis; and

•	in satisfaction of a secondary objective of both studies, patients with different intrinsic subtypes as reported by Prosigna had significantly different outcomes when treated with endocrine therapy alone, reinforcing the power of intrinsic subtyping as a descriptor of breast cancer tumor biology.

When taken together, we believe that our TransATAC and ABCSG8 studies provide strong evidence for Prosigna’s clinical validity.

Comparison of Prosigna and Oncotype DX Performance in Our TransATAC Study

The TransATAC population had been previously used in 2008 to clinically validate the current market leader in breast cancer prognosis and prediction, Genomic Health’s Oncotype DX, which is a laboratory-developed test that uses a centralized laboratory service model. The PAM50 study used RNA that had been extracted by Genomic Health from 1,017 tumor samples from patients with postmenopausal HR+ early stage breast cancer during the 2008 study. Because both the Oncotype DX results and the outcomes of the patients associated with each RNA sample were known, the study provided an opportunity to measure how the prognostic information provided by Prosigna compares to that provided by Oncotype DX in this study population.

In order to compare how the two tests separated patients according to risk in this study, risk groups were defined based on each test’s estimate of the risk of distant recurrence at 10 years within the TransATAC population. Risk score thresholds to define the risk groups were chosen for each test based on the results of our TransATAC study in order to define risk groups that contain patients with the same risk. In order to achieve these comparable risk groups, the cut points used for Oncotype DX were different than those used by Genomic Health.

For each test, the low risk group was prospectively defined as patients with less than a 10% estimated risk of recurrence. For each test, the intermediate risk group was prospectively defined as patients with between a 10% and 20% estimated risk of recurrence. For each test, the high risk group was prospectively defined as patients with greater than a 20% estimated risk of recurrence.

In patients with node-negative disease, Prosigna assigned 26% fewer patients to the intermediate risk group than did Oncotype DX (180 patients vs. 243 patients) in this study. In addition, in patients with node-negative disease, Prosigna assigned more patients to the high risk group than did Oncotype DX; however, the low risk and high risk groups defined by each test had similar outcomes. This observation led the independent investigators of our TransATAC study to conclude that, in patients with node-negative disease, Prosigna assigned fewer patients to the intermediate risk group than Oncotype DX RS, with equivalent or higher separation between the low and high risk groups.

Prosigna in the United States.

In September 2013, we received 510(k) clearance from the FDA to market in the United States a version of Prosigna providing a prognostic indicator for distant recurrence-free survival at 10 years, and is indicated for postmenopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (one to three positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment consistent with standard of care. For each patient, the Prosigna report includes the Prosigna Score, which is referred to as the ROR Score in the scientific literature and outside the United States, and a risk category based on both the Prosigna Score and nodal status. Node-negative patients are classified as low, intermediate or high risk, while node-positive patients are classified as low or high risk. Prosigna is not intended for diagnosis, to predict or detect response to therapy, or to help select the optimal therapy for patients. We expect Prosigna to be competitive with other products that are currently available in the United States given the advantages demonstrated by our published clinical studies. In the future, we plan to submit a separate application for approval to report intrinsic subtype. If we obtain approval to report intrinsic subtyping from the FDA, we expect our competitive position in the United States will be enhanced. We expect that this future application will require a PMA supported by additional clinical studies.

We sell Prosigna kits to our lab customers on a fixed dollars-per-kit basis. These customers are responsible for providing the testing service and contracting and billing payors. Accordingly, we are not directly exposed to third-party payor reimbursement risk.

Prosigna in the European Union and Other Countries that Recognize the CE Mark.

In September 2012, we obtained CE mark designation for Prosigna for use as a semi-quantitative in vitro diagnostic assay using the gene expression profile of cells found in FFPE breast tumor tissue to assess the 10 year risk of distant recurrence in postmenopausal women with HR+ early stage breast cancer treated with endocrine therapy alone. This CE-marked product is indicated for use in patients with either node-negative or node-positive disease, and provides physicians and their patients with the intrinsic subtype of a patient’s breast cancer tumor, ROR score, and risk category (high/intermediate/low). In early 2013, we began marketing this test in Europe and Israel. In April 2013, we installed the first diagnostic-capable systems in Europe, which are initially being used for clinical studies of Prosigna’s impact on adjuvant treatment decisions in early stage breast cancer called decision impact studies.

Intellectual Property

We must develop and maintain protection on the proprietary aspects of our technologies in order to remain competitive. We rely on a combination of patents, copyrights, trademarks, trade secret and other intellectual property laws and confidentiality, material transfer agreements, licenses, invention assignment agreements and other contracts to protect our intellectual property rights.

As of December 31, 2013, we owned or exclusively licensed seven issued U.S. patents and approximately 23 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 73 pending and granted counterpart applications worldwide, including 22 country-specific validations of four European patents. The issued U.S. patents that we own or exclusively license are expected to expire between July 3, 2021 and March 28, 2029. We have either sole or joint ownership positions in all of our pending U.S. patent applications. Where we jointly own cases, we have negotiated license or assignment provisions for exclusive rights. For our material nCounter Analysis System and Prosigna product rights, we are the exclusive licensee. We also generally protect our newly developed intellectual property by entering into confidentiality agreements that include intellectual property assignment clauses with our employees, consultants and collaborators.

Our patent applications relate to the following three main areas:

•	our nCounter Analysis System biology, chemistry, software and hardware;

•	specific applications for our nCounter Analysis System technology; and

•	our gene expression markers, methods and algorithms for recurrence and drug response in certain forms of cancer.

The following patents and patent applications (including expected 20 year expiration dates) relate to our nCounter Analysis System:

Patent and Patent Application Numbers	Form of Ownership	Expected Expiration Date	Description
US 7,473,767, US 7,919,237, US 8,148,512, EP Patent No. 1448581, AU Patent No. 2002327202, CA Patent No. 2452712, JP Patent No. 4343682, USSN 13/794,299, US 8,492,094 and foreign applications in certain jurisdictions claiming priority to PCT/ US2002/021278	In-licensed from the Institute for Systems Biology	7/3/2021	Directed to compositions and methods of immobilization and detection

EP Patent No. 1963531, AU Patent No. 2006330830, USSN 13/794,424 and foreign applications in certain jurisdictions claiming priority to PCT/US2006/049274	Co-owned with the Institute for Systems Biology	12/22/2026	Directed to compositions and methods of immobilization and detection

EP Patent No. 1963500, USSN 11/645,270 and foreign applications in certain jurisdictions claiming priority to PCT/ US2006/049279	Owned	12/22/2026	Directed to methods of immobilization and detection

US 7,941,279, AU Patent No. 2007268027, CA Patent No. 2653095, JP Patent No. 5081232 and foreign applications in certain jurisdictions claiming priority to PCT/US2007/012130	Owned	5/21/2027	Directed to compositions

US 8,415,102, USSN 13/788,133 and foreign applications in certain jurisdictions claiming priority to PCT/US2008/059959	Owned	4/10/2028	Directed to methods of manufacture

US 8,519,115, USSN 13/957,029 and foreign applications in certain jurisdictions claiming priority to PCT/ US2009/053790	Owned	8/13/2029	Directed to compositions and methods of detections

The following patent applications (including expected 20 year expiration dates) relate to specific applications for our nCounter Analysis System:

Patent Application Numbers	Form of Ownership	Expected Expiration Date	Description
USSN 12/904,078 and foreign applications in certain jurisdictions claiming priority to PCT/ US2010/052556	Owned	10/13/2030	Directed to compositions and methods of detection

USSN 13/025,458 and foreign applications in certain jurisdictions claiming priority to PCT/ US2011/024519	Owned	2/11/2031	Directed to compositions and methods of detection

USSN 13/049,682 and foreign applications in certain jurisdictions claiming priority to PCT/ US2011/028657	Owned	3/16/2031	Directed to methods of detection

USSN 14/007,586	Owned	3/28/2032	Directed to compositions and methods of diagnosis

USSN 13/530,848 and foreign applications in certain jurisdictions claiming priority to PCT/ US2012/043799	Owned	6/22/2032	Directed to compositions and methods of detection

USSN 14/078,009 and PCT/US2013/069665	Owned	11/12/2033	Directed to compositions and methods of diagnosis

Additional pending provisional patent applications	Owned	2033	Directed to nCounter Analysis System methods of use

The following patent applications (including expected 20 year expiration dates) relate to our gene expression markers:

Patent Application Numbers	Form of Ownership	Expected Expiration Date	Description
USSN 13/959,575 and foreign applications in certain jurisdictions claiming priority to PCT/US2006/044737	In-licensed from Bioclassifier, LLC	11/17/2026	Directed to methods of prognosis

EP Patent No. 2297359, USSN 12/995,450 and foreign applications in certain jurisdictions claiming priority to PCT/ US2009/045820	In-licensed from Bioclassifier, LLC	6/1/2029	Directed to methods of prognosis

USSN 13/421,367 and foreign applications in certain jurisdictions claiming priority to PCT/ US2012/029226	In-licensed from Bioclassifier, LLC	3/15/2032	Directed to methods of treatment and determining drug response

USSN 13/690,891 and PCT/ US2012/067317	In-licensed from Bioclassifier, LLC	11/30/2032	Directed to methods of treatment and determining drug response

USSN 13/899,656 and PCT/US2013/042157	Owned	5/22/2033	Directed to compositions and methods of using gene expression markers

USSN 13/930,249 and PCT/US2013/048551	In-licensed from Bioclassifier, LLC	6/28/2033	Directed to methods of treatment and determining drug response

Additional pending provisional patent applications	Owned or In-licensed from Bioclassifier, LLC	2033	Directed to compositions and methods of using gene expression markers, some of which are owned by NanoString Technologies, Inc. and some of which are encompassed by our license agreement with Bioclassifier, LLC

We intend to file additional patent applications in the United States and abroad to strengthen our intellectual property rights; however, our patent applications (including the patent applications listed above) may not result in issued patents, and we cannot assure investors that any patents that have issued or might issue will protect our technology. We have received notices of claims of potential infringement from third parties and may receive additional notices in the future. When appropriate, we have taken a license to the intellectual property rights from such third parties. For additional information, see the section of this report captioned “Risk Factors — Risks Related to Intellectual Property.”

We own a number of trademarks and develop names for our new products and as appropriate secure trademark protection for them, including domain name registration, in relevant jurisdictions.

Collaborations; License Agreements

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties. For example, our base molecular barcoding technology is in-licensed from the Institute for Systems Biology and the intellectual property that forms the basis of Prosigna is in-licensed from Bioclassifier, LLC. In addition to the licenses with the Institute for Systems Biology and Bioclassifier, we rely on other license and supply arrangements for proprietary components which require us to pay royalties on the sale of our products. Other research customers are using our nCounter Analysis System to discover gene expression signatures that we believe could form the basis of future diagnostic products. Currently, we are considering several of these gene signatures for in-licensing. For example, in February 2013 we secured an option from a customer to acquire an exclusive worldwide license for a gene signature that could be used, after further development, as a Laboratory Developed Test, or, after appropriate regulatory authorization, for a second molecular diagnostic product to identify patients with cirrhosis who are at highest risk of developing HCC and to determine whether a patient who has been diagnosed with HCC is likely to have a recurrence. Our licensing arrangements with the Institute for Systems Biology and Bioclassifier are discussed below in greater detail.

Institute for Systems Biology

In 2004, we entered into an agreement with the Institute for Systems Biology pursuant to which the Institute granted to us an exclusive, subject to certain government rights, worldwide license, including the right to sublicense, to the digital molecular barcoding technology on which our nCounter Analysis System is based, including 13 patents and patent applications. We issued 15,625 shares of our common stock to the Institute for Systems Biology as partial consideration for entry into the license agreement. Pursuant to the terms of the amended license agreement, we are required to pay the Institute for Systems Biology royalties on net sales of products sold by us, or our sublicensees, at a low single digit percentage rate. Royalties owed to the Institute for Systems Biology had been subject to annual minimums, which have expired. Through December 31, 2013, we have paid aggregate royalties of $1.7 million to the Institute for Systems Biology. Unless earlier terminated in accordance with the terms of the amended license agreement, the agreement will terminate upon the expiration of the last to expire patent licensed to us. The Institute for Systems Biology has the right to terminate the agreement under certain situations, including our failure to meet certain diligence requirements or our uncured material breach of the agreement.

Bioclassifier, LLC

In July 2010, we entered into an exclusive license agreement with Bioclassifier, LLC, pursuant to which Bioclassifier granted to us an exclusive, subject to certain government rights, worldwide license, with the right to sublicense, to certain intellectual property rights and technology, including intellectual property rights that comprise eight non-provisional patent applications as of December 31, 2013, in the field of research products and prognostic and/or diagnostic tests for cancer, including Prosigna. Bioclassifier has licensed these rights from the academic institutions that employed the cancer researchers that discovered or were involved in the initial development of PAM50. This license agreement was amended and restated in February 2012, with the changes retroactively effective to the July 2010 date of the original agreement. Pursuant to the terms of the amended and restated license agreement, we are required to pay Bioclassifier the greater of certain minimum royalty amounts and mid-single digit to low double digit percentage royalties on net sales of products and/or methods sold by us that are covered by patent rights or include, use or are technology licensed to us. Our obligation to pay royalties to Bioclassifier expires on a country-by-country basis upon the expiration of the last patent licensed or, if a product or method includes, uses or is technology licensed to us but is not covered by a patent licensed to us, ten years after the first commercial sale of the product or method in such country. We are also required to pay Bioclassifier low to mid double digit percentage of any income received by us from the grant of a sublicense by use to the patents or technology licensed us under the agreement. We are also required to meet certain development and commercialization milestones extending to 2015. Through December 31, 2013, we have paid Bioclassifier $365,000 of which $175,000 will be credited against future royalties owed.

Additionally, we are obligated to pay certain fees to Bioclassifier if we do not meet certain milestones within predetermined time periods. The agreement specifies that we will control and be responsible for the costs of prosecuting and enforcing the intellectual property licensed in certain major market countries. The agreement also includes customary rights of termination for Bioclassifier, including for our uncured material breach or our bankruptcy.

Research and Development

We have committed, and expect to continue to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled experienced research and development teams at our Seattle, Washington location with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. As of December 31, 2013, we had 38 employees in research and development, of which 17 hold a Ph.D. degree and five hold a M.S. degree. We are currently focused on several products and enhancements in both our future diagnostic products and current research offerings. Our research and development expenses for the years ended December 31, 2013, 2012 and 2011 were $15.0 million, $11.6 million and $9.0 million, respectively.

nCounter Technology

We are continuously seeking to improve the nCounter Analysis System, including improvements to the technology and accessibility. As we make improvements, we anticipate that we will make available new and improved generations of the nCounter Analysis System.

Our technology development efforts are focused on:

•	Applications. We plan to develop additional application areas to enable researchers to apply the nCounter Analysis System to new experimental paradigms. Currently, we are updating our panel product line with panels focused on cancer pathways and the immune response to cancer. We are also focused on improving and expanding the ability of our technology to detect gene fusions. Finally, we are exploring the application of the nCounter Analysis System for the digital multiplexed quantitation of proteins, which may allow researchers to measure multiple nucleic acids and proteins with a single instrument using small amounts of precious sample. In January 2014, we announced that we had secured an exclusive option from Massachusetts General Hospital to license intellectual property related to a novel approach for multiplexed protein analysis using our nCounter Analysis System.

•	Instruments. We are developing a new generation of the nCounter Analysis System that we believe will increase our addressable market and simplify the procurement processes of our potential customers. The new generation system will be a single instrument with a reduced footprint that combines the prep station and the digital analyzer. We plan to reduce the cost of the new generation system through the adoption of new, less expensive technologies. We are targeting release of the new generation system in late 2014.

Expanding Clinical Utility of the Prosigna Breast Cancer Assay

We plan to extend the clinical utility of Prosigna to inform other major treatment decisions in breast cancer, after appropriate regulatory authorization. The decisions about receiving extended adjuvant endocrine therapy, adjuvant chemotherapy or adjuvant radiation therapy have significant objective quality of life implications because of the acute and long term risk of side effects, some of them severe (including death), that are caused by these treatments. In addition, there are significant health economic consequences to decisions regarding these therapies based both on the cost of the treatments themselves and of treating their side effects. Therefore, a pressing issue is to identify the individual patients who need or are likely to benefit from extended adjuvant endocrine therapy, adjuvant radiation therapy and adjuvant chemotherapy so that the rest of the patients can be spared these treatments without affecting their long term outcome.

Our clinical studies to date have employed a retrospective / prospective design, which means that we use samples that were previously collected from patients and for which the treatment regimen and ultimate outcome of each patient are known. Such studies are capital efficient as they do not require recruiting new patients and running prospective trials and they can be completed much more quickly than typical prospective clinical trials. We intend to use a similar approach whenever possible for the additional clinical studies we intend to conduct in support of our future regulatory submissions seeking to expand the indications for Prosigna and for future diagnostic products.

In the future, we do intend to participate in prospective clinical studies that require recruiting new patients. Thus far, we have accepted invitations to participate in two such prospective studies, the RxSPONDER trial and the OPTIMA trial, both of which are being organized and sponsored by cooperative groups. We are not and do not expect to be financially responsible for conducting either trial; however, we may provide in-kind support through the contribution of Prosigna in vitro diagnostic kits or sale of kits at a discounted price.

Future Molecular Diagnostics

In addition to the development of Prosigna, we are currently evaluating several molecular signatures which have the potential to create additional diagnostic products or enable Laboratory Developed Tests based on nCounter Elements. We intend to license rights to molecular diagnostic intellectual property as part of our strategy to develop additional diagnostic products and enable Laboratory Developed Tests, with a particular focus on licensing rights from our research customers who are seeking to translate their research into clinical products or services after the necessary regulatory authorizations are secured. We intend to target intellectual property rights for molecular signatures that are well understood, have the potential to facilitate changes in treatment with a major impact on outcome and cost, have the potential to support value-based pricing and with respect to which tissue samples for clinical validation are readily available.

In February 2013, we secured an option to acquire an exclusive worldwide license for a 186 gene signature that could be used, after further development, to determine the prognosis of patients diagnosed with the most common type of liver cancer, HCC, or with hepatitis C-related early-stage cirrhosis. We secured the option from The Broad Institute acting on behalf of the inventors’ institutions. During the period in which the option can be exercised, we are assessing the feasibility of developing an in vitro diagnostic assay or a Laboratory Developed Test based on the HCC gene signature for use on the nCounter Analysis System.

In the future, we intend to collaborate with biopharmaceutical companies to develop “companion diagnostic assays” that may be used to select patients for specific drug therapies. Under such collaborations, we would expect to develop, seek regulatory approval for, and commercialize the diagnostic assay. We would also expect to receive development funding and potential milestone payments from our collaborators. Upon approval of the diagnostic assay, we would expect to generate revenues from the sale of the resulting in vitro diagnostic kits.

Sales and Marketing

We began selling nCounter Analysis Systems to researchers in 2008 and began sales efforts in the clinical laboratory market in Europe and Israel in early 2013, and in the United States in November 2013. We sell our instruments and related products primarily through our own sales force in North America and through a combination of direct and distributor channels in Europe, the Middle East, Asia Pacific and South America. We have agreements with 15 distributors, each of which is exclusive within a certain territory. In the event the distributor does not meet minimum performance requirements, we may terminate the distribution agreement or convert from an exclusive to non-exclusive arrangement within the territory, allowing us to enter into arrangements with other distributors for the territory. None of our customers represented more than 10% of our revenue for the years ended December 31, 2013, 2012 or 2011.

Instrumentation and Research

Our sales and marketing efforts for instrumentation and in the research market are targeted at department heads, research or clinical laboratory directors, principal investigators, core facility directors, and research scientists and pathologists at leading academic institutions, biopharmaceutical companies, publicly and privately-funded research institutions and contract research organizations. We seek to increase awareness of our products among our target customers through direct sales calls, trade shows, seminars, academic conferences, web presence and other forms of internet marketing.

Our nCounter Analysis Systems are relatively new to the research and clinical laboratory market place and our instruments require a significant capital investment or commitment to a reagent rental agreement. Our sales process involves numerous interactions with multiple people within an organization, and often includes in-depth analysis by potential customers of our products, proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis. We are developing a research use nCounter Analysis System that we intend to offer at a lower price, which we believe will simplify the procurement processes of our potential research customers as well as increase our addressable market. We also continue to develop enhancements to both the chemistries and assays that are run on the nCounter Analysis System, which may drive further adoption.

Molecular Diagnostics

We intend to sell Prosigna kits via a three-pronged effort. First, we will seek to establish third-party reimbursement and patient access for clinical testing services that our clinical laboratory customers will provide based upon our products by educating third-party payors regarding the clinical utility and health economic value of the clinical tests enabled by our technology. Second, we will seek to establish an installed base of nCounter Analysis Systems by selling or leasing instruments to select clinical laboratories, with initial sales efforts directed at large commercial laboratories and academic medical centers that treat a high volume of breast cancer patients. In December 2013, we announced that national diagnostic laboratories ARUP Laboratories, Laboratory Corporation of America Holdings and Quest Diagnostics have chosen to add Prosigna to their suites of breast cancer diagnostic tests, and the laboratories at the University of Alabama at Birmingham Comprehensive Cancer Center and University of North Carolina Lineberger Comprehensive Cancer Center will be among the initial facilities to offer the Prosigna assay in the United States, with the earliest testing beginning during the first quarter of 2014. Third, we will drive physician demand for clinical testing services enabled by our diagnostic products, and direct test orders toward those laboratories which have adopted our technology.

We intend to have a direct sales model in the United States, Canada, Israel and certain European countries. In other countries, we intend to have distributor relationships or a mix of both. Because oncology and pathology are relatively concentrated medical specialties, we believe that a focused marketing organization and specialized sales force with regional and local experience can effectively build interest within clinical laboratories and generate physician demand for Prosigna. Where appropriate, we intend to coordinate commercial efforts with the sales and marketing personnel of the clinical laboratories offering clinical testing services based on our diagnostic products. We believe that these clinical laboratories will be motivated to coordinate commercial efforts by the potential to improve patient care, broaden patient access and profit from testing services based on Prosigna and other potential nCounter-based diagnostics. We believe this direct sales approach, coupled with our multiple publications of clinical data in peer-reviewed journals, provides the best opportunity to increase patient and physician demand.

In connection with the U.S. launch of Prosigna, we have been actively recruiting sales professionals to build a dedicated sales force to educate medical oncologists about Prosigna. We intend to use a phased approach to build our sales force, initially hiring approximately 15 field based oncology-focused sales representatives during the first quarter of 2014, with the expectation that the sales force will grow once internal milestones related to treatment guideline inclusion and third-party payor reimbursement have been achieved. We also intend to build a small team of medical science liaisons to complement the sales force and expect to continue to rely on our existing sales professionals to place nCounter Dx Analysis Systems in clinical labs.

Manufacturing; Suppliers

We use third-party contract manufacturers to produce our instruments and raw materials for our consumables, and we build the CodeSets and reagent packages at our Seattle, Washington facility.

Instruments

We outsource manufacturing of our nCounter Prep Stations and nCounter Digital Analyzers. Precision System Science, Co., Ltd. of Chiba, Japan, or PSS, is our sole source supplier for the nCounter Prep Station. Korvis Automation Inc., or Korvis, is our sole source supplier for our nCounter Digital Analyzers at its facility in Corvallis, Oregon.

The facilities at which our instruments are built have been certified to ISO 13485:2003 standards. Our contracts with these instrument suppliers do not commit them to carry inventory or make available any particular quantities. Under the terms of the two instrument supply agreements, we are required to place binding purchase orders for instruments that will be delivered to us by the supplier three to six months from the date of placement of the purchase order. Although qualifying alternative third-party manufacturers could be time consuming and expensive, our instruments’ design is similar to other instruments and we believe that alternatives would be available if necessary. However, if our instrument suppliers terminate our relationship with them or if they give other customers’ needs higher priority than ours, then we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms.

Consumables

We manufacture our consumables in our Seattle, Washington facility which has been certified to ISO 13485:2003 standards. We expect that our existing manufacturing capacity is sufficient to meet our needs at least through 2014. Should additional space become necessary, we believe that there will be space available near our existing facility that we believe we can secure; however, we cannot predict that this space will be available if and when it is needed.

We rely on a limited number of suppliers for certain components and materials used in the manufacture of our consumables. While some of these components are sourced from a single supplier, we have qualified second sources for several of our critical reagents, including oligonucleotides, adhesives and dyes. We believe that having dual sources for our components helps reduce the risk of a production delay caused by a disruption in the supply of a critical component. We continue to pursue qualifying additional suppliers, but cannot predict how expensive, time-consuming or successful these efforts will be. If we were to lose one or more of our suppliers, it may take significant time and effort to qualify alternative suppliers.

Competition

In the life sciences research market, we compete with companies such as Affymetrix, Agilent Technologies, Bio-Rad, Exiqon, Fluidigm, HTG Molecular Diagnostics, Illumina, Life Technologies (recently acquired by Thermo Fisher Scientific), Luminex, Perkin Elmer, Qiagen and Roche Applied Science, some of which also offer diagnostic applications of their technologies. These competitors and others have products for gene expression analysis that compete in certain segments of the market in which we sell our products. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, including companies, such as RainDance Technologies and Wafergen Bio-Systems.

In the breast cancer diagnostics market, we compete with Genomic Health’s Oncotype DX, a service for gene expression analysis performed in its central laboratory in Redwood City, California. We also face competition from companies such as Agendia, Clarient (a GE Healthcare company), Genoptix (a division of Novartis), and bioMeriéux, which also offer centralized laboratories that profile gene or protein expression in breast cancer. In Europe, we also face regional competition from smaller companies such as Sividon Diagnostics, maker of EndoPredict, a distributed test for breast cancer recurrence, and other independent laboratories.

We believe that the principal competitive factors in all of our target markets include:

•	cost of capital equipment;

•	cost of consumables and supplies;

•	reputation among customers;

•	innovation in product offerings;

•	flexibility and ease-of-use;

•	accuracy and reproducibility of results; and

•	compatibility with existing laboratory processes, tools and methods.

We believe that additional competitive factors specific to the diagnostics market include:

•	breadth of clinical decisions that can be influenced by information generated by diagnostic products;

•	volume, quality, and strength of clinical and analytical validation data;

•	availability of reimbursement for testing services; and

•	economic benefit accrued to customers based on testing services enabled by products.

We believe that the automated nature of our nCounter Analysis System with its simple, rapid and efficient workflow that requires very limited human intervention or labor; the multiplexing capability of our technology to analyze significantly more target molecules in a single tube without amplification, representing multiple biological pathways; compatibility with many sample types, including difficult samples such as FFPE; and the ability to analyze small sample inputs, in some cases down to a single cell, from a wide variety of sample types gives us numerous competitive advantages in the research market. In the diagnostics market, we believe the compelling evidence of Prosigna’s ability to inform major medical treatment decisions, including results from our studies; the quality of our nCounter Analysis System, which enables consistent and reproducible results in decentralized laboratories; and the improved convenience for physicians and patients, including more rapid test result turnaround time gives us numerous competitive advantages in the diagnostic market.

While we believe that we compete favorably based on the factors described above, many of our competitors are either publicly traded, or are divisions of publicly-traded companies, and enjoy several competitive advantages over us, including:

•	greater name and brand recognition, financial and human resources;

•	broader product lines;

•	larger sales forces and more established distributor networks;

•	substantial intellectual property portfolios;

•	larger and more established customer bases and relationships; and

•	better established, larger scale and lower cost manufacturing capabilities.

For additional information, see the section of this report captioned “Risk Factors — The research and diagnostics markets are highly competitive. If we fail to compete effectively, our business and operating results will suffer.”

Government Regulation

Medical Device Regulation

United States

In the United States, medical devices, including in vitro diagnostics, are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act, or FDC Act, and its implementing regulations, and other federal and state statutes and regulations. The laws and regulations govern, among other things, medical device development, testing, labeling, storage, premarket clearance or approval, advertising and promotion and product sales and distribution.

A medical device is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component part or accessory which is (1) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (2) intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. In vitro diagnostics are a type of medical device and are tests that can be used in the diagnosis and/or detection of diseases, conditions or infections, including, without limitation, the presence of certain chemicals, genetic or other biomarkers. Some tests are used in laboratory or other health professional settings and other tests are for consumers to use at home.

Since the definition of a medical device depends on the intended use of the product, a single product can potentially be regulated multiple ways by the FDA, including no FDA oversight, depending on the intended use of the product. Intended use is governed by the objective intent of the manufacturer, which includes all words and images communicated by a company and its employees.

Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, or 510(k), or premarket approval, or PMA, pursuant to the FDC Act prior to marketing, unless subject to an exemption. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit to the FDA a 510(k) requesting permission for commercial distribution; this is known as the 510(k) clearance process. Some low risk devices are exempted from this premarket requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment Class III device for which PMA applications have not been called, are placed in Class III requiring PMA approval. A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) application. All clinical studies of investigational devices must be conducted in compliance with any applicable FDA or Institutional Review Board, or IRB, requirements.

510(k) Clearance Pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA’s satisfaction that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for submission of PMA applications. The previously cleared device is known as a predicate. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can last longer, particularly for a novel type of product.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

PMA Approval Pathway. The PMA approval pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is costly, lengthy and uncertain.

A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which impose elaborate testing, control, documentation and other quality assurance procedures.

Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes one to three years, but may last longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a “not approvable” determination based on deficiencies in the application and require additional clinical studies that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process.

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information such as submission of final labeling, in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval or placement of restrictions on the sale of the device until the conditions are satisfied.

Even after approval of a PMA, a new PMA or PMA supplement may be required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA may require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

De Novo Pathway. If no predicate can be identified, the product is automatically classified as Class III, requiring a PMA. However, the FDA can reclassify, or use “de novo classification” for, a device for which there was no predicate device if the device is low or moderate risk. The FDA will identify special controls that the manufacturer must implement, which often includes labeling restrictions. Subsequent applicants can rely upon the de novo product as a predicate for a 510(k) clearance. The de novo route is less burdensome than the PMA process; it is essentially the same as a 510(k). A device company can ask the FDA at the outset if the de novo route is available. The de novo route has been used for many in vitro diagnostic products.

Postmarket. After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off label” uses, registration and listing, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act).

The FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMA approvals already granted; and criminal prosecution. For additional information, see the section of this report captioned “Risk Factors — Risks Related to Government Regulation and Diagnostic Product Reimbursement.”

Research Use Only. Research Use Only, or RUO, products belong to a separate regulatory classification under long-standing FDA regulation. In essence, RUO products are not regulated as medical devices and are therefore not subject to the regulatory requirements discussed above. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic or prognostic use. In November 2013, the FDA issued a final guidance on RUO products, which, among other things, reaffirmed that a company may not make clinical or diagnostic claims about an RUO product.

Laboratory Developed Tests. Laboratory Developed Tests are developed and used within a single lab. Because the Laboratory Developed Tests are not marketed, but only used within the laboratory, the FDA has historically exercised enforcement discretion and has not required clearance or approval prior to marketing. The FDA has publicly stated that it intends to issue a policy under which it will require clearance or approval prior to marketing with respect to certain Laboratory Developed Tests. The FDA has stated that it will announce the details of this policy in a proposed guidance document, which will be subject to public comment. The FDA must also submit any draft proposal to Congress at least 60 days before issuing the draft guidance. To date, the FDA has not forwarded any draft guidance to Congress.

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The European Commission is the legislative body responsible for directives under which manufacturers selling medical products in the EU, and the European Economic Area, or EEA, must comply. The EU includes most of the major countries in Europe, while other countries, such as Switzerland, are part of the EEA and have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU has adopted directives that address regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed throughout the EU and EEA.

In September 2012, Prosigna was CE-marked to IVDD 98/79/EC for use in conjunction with a diagnostic version of our nCounter Analysis System in the EU to assess a patients risk and or distant recurrence.

Outside of the EU, regulatory approval needs to be sought on a country-by-country basis in order to market medical devices. Although there is a trend towards harmonization of quality system standards, regulations in each country may vary substantially, which can affect timelines of introduction.

Reimbursement

Our nCounter Dx Analysis Systems will be purchased or leased by clinical laboratories, which will use our diagnostic products as the basis for testing patients’ samples. These customers can use our products to enable commercial testing services, and generate revenue for their laboratories for this service. In order to collect payment for testing services based upon our diagnostic products, our clinical laboratory customers may bill third parties, including public and private payors. The demand for our diagnostic products will depend indirectly upon the ability for our customers to successfully bill for and receive reimbursement from third-party payors for the clinical testing services based on our products. Therefore, we intend to work with third-party payors in markets where we intend to sell our diagnostic products to ensure that testing services based on our products are covered and paid.

The decision of payors to cover and pay for a specific testing service is driven by many factors, including:

•	strong clinical validation data;

•	acceptance into major clinical guidelines, including NCCN, ASCO, and the St. Gallen Consensus guidelines;

•	health economic studies that may indicate that the test improves quality-adjusted survival and leads to reduced costs; and

•	decision impact studies that show the test leads to better treatment decisions.

We are generating and intend to generate dossiers that will be submitted to payors in support of reimbursement for testing services based upon our diagnostic products, beginning with Prosigna. In March 2013, we submitted the first of these dossiers to a government health ministry. The dossiers typically will contain data from studies supporting the analytical and clinical validity of Prosigna, as well as health economic analyses that examine whether the clinical information supplied by Prosigna changes medical practice in a way that leads to benefit for both the patients and the payors. In some cases, these health economic analyses will be supported by the results of clinical studies of Prosigna’s impact on adjuvant treatment decisions in early stage breast cancer called decision impact studies. We developed a clinical protocol for Prosigna decision impact studies in collaboration with two European cooperative groups, and entered into agreements with those groups to initiate two decision impact studies during 2013. These studies are being conducted by performing Prosigna testing using nCounter Analysis Systems placed at several European medical centers, including at the Vall d’Hebron Institute of Oncology in Barcelona, Spain and at the Ludwig Maximilians University of Munich in Munich, Germany.

United States

In the United States, clinical laboratory revenue is derived from various third-party payors, including insurance companies, health maintenance organizations, or HMOs, and government healthcare programs, such as Medicare and Medicaid. Clinical laboratory testing services are paid through various methodologies when covered by third-party payors, such as prospective payment systems and fee schedules. For any new clinical test, payment for the clinical laboratory service requires a decision by the third-party payor to cover the particular test, the establishment of a reimbursement rate for the test and the identification of one or more Current Procedural Terminology, or CPT, codes that accurately describes the test methodology and the analyte to be used in claims processing.

The most commonly used first-generation genomic test for breast cancer, Genomic Health’s Oncotype DX, is covered and reimbursed by most national and regional third-party payors in the United States, along with the local Medicare Administrative Contractor, or MAC, for California with jurisdiction for claims submitted by Genomic Health for Medicare patients. We believe that U.S. payors on average reimburse Oncotype DX testing services at approximately $3,000 or more per test. The Oncotype DX breast cancer test is usually billed and reimbursed using a miscellaneous chemistry CPT code (84999).

Based on market research that we have conducted with U.S. private payors, we believe that the combination of clinical data that we have generated to date and FDA clearance would lead multiple private payors to cover Prosigna testing services. We believe that the reimbursement rate for Prosigna testing services will be similar to that provided for Oncotype DX testing services.

The American Medical Association, or AMA, has issued a new set of CPT codes for billing and reimbursement of complex genomic tests that are based on information from multiple analytes or genes. These new MAAA, or Multianalyte Assays with Algorithmic Analyses, codes are intended to capture tests such as Prosigna and are divided into two categories of unique codes. Category 1 MAAA codes are intended for tests that AMA’s CPT Editorial Panel has vetted and found to meet a certain set of criteria, such as demonstrated clinical validity and utility, as well as current national utilization thresholds. MAAAs issued to complex genomic tests that have not met all Category 1 coding criteria are referred to as administrative MAAA codes. Currently, there are no requirements to achieve an administrative MAAA code. Assignment of either unique reimbursement code to a particular test may facilitate claims processing by payors; however, assignment of a unique reimbursement code alone does not guarantee favorable reimbursement decisions by payors and a genomic test with an assigned MAAA code must still be vetted and approved by individual payors before reimbursement is achieved. Given the more stringent requirements for receipt of a Category 1 MAAA, including demonstrated clinical validity and utility and satisfaction of national utilization thresholds, we believe that certain payors may more readily render favorable reimbursement decisions for genomic tests with a Category 1 MAAA rather than an administrative MAAA.

We applied for a Category 1 MAAA code for use in reimbursement of testing services based on Prosigna. We anticipate that we will receive the CPT Editorial Panel’s decision on our application no later than April 2014. While the CPT Editorial Panel is not required to issue any MAAA code, we believe that testing services enabled by Prosigna will be classified as MAAA, and ultimately will be reimbursed using either a Category 1 or administrative MAAA code. Given the recent commercial launch of Prosigna in the United States, and the lack of utilization data, we expect the issuance of an administrative MAAA. If an administrative MAAA is issued, we would anticipate reapplying for a Category 1 MAAA at a later date when additional Prosigna utilization data are available. During the period following commercial launch and prior to the receipt of a MAAA code, we intend to recommend our clinical laboratory customers seek reimbursement for Prosigna using the CPT code designated for “Unlisted Multianalyte Assay with Algorithmic Analysis (81599).”

Centers for Medicare & Medicaid Services, or CMS, administers the Medicare and Medicaid programs, which provide health care to almost one in every three Americans. For any particular geographic region, Medicare claims are processed on behalf of CMS by private companies called Medicare Administrative Contractors, or MACs. New diagnostic tests typically follow one of two routes to coverage via CMS: National Coverage Determinations, or NCDs, or Local Coverage Determinations, or LCDs. The NCD applies to Medicare beneficiaries living throughout the United States. The LCD process applies to only beneficiaries in the coverage area of a single MAC, requiring multiple LCDs to cover the testing throughout the United States. There is also a subset of NCDs known as Coverage with Evidence Development that allow a technology (service or procedure) to be covered while evidence is collected through a registry or a study to answer outstanding questions on outcomes.

We plan to pursue Medicare coverage for Prosigna using a series of LCDs. There are two distinct LCD processes for molecular diagnostic tests: the individual MAC LCD process and the MolDx program. Pursuing a series of LCDs will require us to engage the MAC for each jurisdiction in which Prosigna testing services are provided. We believe that the LCD approach has potential advantages, including more rapid establishment of Medicare reimbursement and mitigation of the risk of an adverse national decision. The individual MAC process requires requesting an LCD from each of the seven MACs not currently under the MolDx program. The MolDx program, which only applies to the MACs Palmetto and Noridian, requires providers to follow a unique and specific path to obtain an LCD.

The Palmetto MolDx program has contracted with McKesson to create unique identifiers or codes for unique lab tests. A McKesson Z-Code Identifier is a unique code associated with a specific advanced diagnostic test. Z-codes are reported to the payor along with the appropriate CPT codes, which potentially improves the efficiencies in the reimbursement process. Z-code identifiers are currently only required by the MACs associated with the MolDx program, Palmetto and Noridian, The MolDx program is the technology assessment and medical policy review process currently employed by Palmetto for North Carolina, South Carolina, Virginia, and West Virginia and by Noridian for California, Nevada, and Hawaii (Noridian has not published a MolDx decision for the other states under their Medicare contract: Washington, Oregon, Idaho, Utah, Arizona, Montana, Wyoming, North Dakota, and South Dakota). Determination of the Medicare contractor responsible for a laboratory claim is based on the location of the laboratory (not patient location). The laboratories performing Prosigna testing for Quest Diagnostics and Laboratory Corporation of America are within the jurisdiction of the MolDx program. Laboratories under the MolDx program cannot submit claims for Prosigna until a Z-code is available and a Medicare LCD has been published. A Z-code Identifier was issued for Prosigna in February 2014. Accordingly, in collaboration with our lab partners, we are preparing to submit our clinical evidence dossier to the MolDx program for technology assessment, establishment of medical policy and pricing. We expect to receive a LCD for Prosigna testing as early as the third quarter of 2014, although if requests for additional data are made, this timeline could be extended.

For Medicare, the reimbursement rates for individual tests are established under the Clinical Laboratory Fee Schedule (local fee schedules for outpatient clinical laboratory services) or the Physician Fee Schedule, depending on the amount of physician work involved in the test. Molecular diagnostic tests that require little physician work are generally paid under the Clinical Laboratory Fee Schedule. We believe that CMS will reimburse Prosigna testing services under the Clinical Laboratory Fee Schedule.

Outside the United States

In Europe, governments are primarily responsible for reimbursing diagnostic testing services. A relatively small portion of the market is made up of private payors and cash-pay patients.

The primary barrier of adoption of a new in vitro diagnostic test is often reimbursement, and public reimbursement can take several years to achieve, depending on the country. Public reimbursement for genomic testing for breast cancer is available in Canada, Ireland, Greece and the United Kingdom. Selected private coverage for testing is available in the United Kingdom, Germany, Spain, France, the UAE and Hungary. The public reimbursement pathway may be more favorable in Germany and France given their willingness to accept additional costs in return for improved outcomes, their centralized review process, and the role of key opinion leaders. Reimbursement approval in some countries, such as Spain and Italy, is managed at the regional level. Israel is a market in which genomic testing for breast cancer is widely reimbursed by all four major Sick Funds, the third-party payors that cover a substantial majority of the population.

Our market preparation in Europe will be similar to that in the United States and involve data driving clinical and economic publications to support guideline inclusion. Initially, we will target the private and cash pay market in Europe. In parallel, we will seek to establish public reimbursement of Prosigna by national and regional governments in Europe.

Other Regulations

Products that have obtained FDA approval in the United States are subject to various federal and state fraud and abuse laws, including, without limitation, the federal anti-kickback statute and state and federal marketing compliance laws. These laws may impact our operations directly, or indirectly through our customers, and may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include the following federal laws and their counterparts at the state level:

•	the Federal Anti-kickback Law and state anti-kickback prohibitions;

•	the Federal physician self-referral prohibition, commonly known as the Stark Law, and state equivalents;

•	the Federal Health Insurance Portability and Accountability Act of 1996, as amended;

•	the Medicare civil money penalty and exclusion requirements;

•	the Federal False Claims Act civil and criminal penalties and state equivalents;

•	the Foreign Corrupt Practices Act, which applies to our international activities; and

•	the Physician Payment Sunshine Act.

Employees

As of December 31, 2013, we had 174 employees, of which 58 work in manufacturing, 51 in sales, marketing and business development, 38 in research and development, 20 in general and administrative, and seven in medical and regulatory affairs. 34 of our employees hold Ph.D. degrees. None of our United States employees is represented by a labor union or is the subject of a collective bargaining agreement. As of December 31, 2013, of our 174 employees, 160 were employed in the United States and 14 were employed outside the United States.

Environmental Matters

Our operations require the use of hazardous materials (including biological materials) which subject us to a variety of federal, state and local environmental and safety laws and regulations. Some of the regulations under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to our Business and Strategy

We have incurred losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $29.3 million and $17.7 million for the years ended December 31, 2013 and 2012, respectively. As of

December 31, 2013, we had an accumulated deficit of $126.8 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward development and commercialization of our technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with establishing a dedicated oncology sales force and the increased administrative costs associated with being a public company. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

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

Commercialization of Prosigna in Europe, the United States and the other jurisdictions in which we intend to pursue regulatory approval is a key element of our strategy. Currently, most oncologists seeking sophisticated gene expression analysis for diagnosing and profiling breast cancer in their patients, ship tissue samples to a limited number of centralized laboratories typically located in the United States. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to pay for, Prosigna if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors and patients that Prosigna provides equivalent or better prognostic information. In addition, breast cancer treatment guidelines recommend that chemotherapy be considered in many cases, in combination with other patient factors. Accordingly, physicians may be reluctant to order a test, such as Prosigna, that may suggest recommending against chemotherapy. Furthermore, our diagnostic tests would be performed by pathologists in local laboratories, rather than by a vendor in a remote centralized laboratory, which requires us to educate pathologists regarding the benefits of this business model and oncologists regarding the reliability and consistency of results generated locally.

These hurdles may make it difficult to convince health care providers that tests using our technologies are appropriate options for cancer diagnostics, may be equivalent or superior to available tests, and may be at least as cost effective as alternative technologies. Furthermore, we may encounter significant difficulty in gaining inclusion in breast cancer treatment guidelines, obtaining patient reimbursement from public and private payors, and gaining broad market acceptance of Prosigna. If we fail to successfully commercialize Prosigna, we may never receive a return on the significant investments in sales and marketing, regulatory, manufacturing and quality assurance personnel we have made, and further investments we intend to make, which would adversely affect our growth prospects, operating results and financial condition.

Our future success is dependent upon our ability to expand our customer base and introduce new applications.

Our current customer base is primarily composed of academic institutions, government laboratories and biopharmaceutical companies that perform analyses using our nCounter Analysis System for research use only. Our success will depend, in part, upon our ability to increase our market penetration among these customers and to expand our market by developing and marketing new research applications, developing a lower cost instrument that would be attractive to more researchers, and introducing diagnostic products into clinical laboratories after obtaining regulatory authorization. For example, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining prognostic information that can inform treatment decisions and that our nCounter Analysis System could enable an equivalent or superior approach that lessens reliance on centralized laboratories. Furthermore, we expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Attracting new customers and introducing new applications requires substantial time and expense. Any failure to expand our existing customer base, or launch new applications, would adversely affect our ability to improve our operating results.

Our research business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.

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

For example, in the United States, automatic across-the-board cuts in government spending, or “sequestration,” took effect on March 1, 2013. These cuts impacted the budgets of government agencies, such as the National Institutes of Health, which provide significant funding for cancer research and other diseases, however, as of the date of this report the full impact of the cuts is unknown. We believe that the uncertainty regarding the availability of research funding, including the impact of sequestration, has adversely affected our historical operating results and any continuing uncertainty may adversely affect sales to customers or potential customers that rely on government funding. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products.

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

If we do not obtain additional regulatory clearances or approvals to market products other than Prosigna for diagnostic purposes, we will be limited to marketing such products for research use only. In addition, if we are unable to obtain additional regulatory clearances or approvals to market Prosigna in additional countries or if regulatory limitations are placed on our diagnostic products our business and growth will be harmed.

We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, and we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in Europe. We do not have regulatory clearance or approval to market any other product for diagnostic purposes or to market Prosigna for diagnostic purposes in any other market, other than Israel. Other than with respect to Prosigna in such jurisdictions, we are limited to marketing our products for research use only, which means that we cannot make any diagnostic or clinical claims. We intend to seek regulatory authorizations in other jurisdictions to market Prosigna for diagnostic purposes; however, we cannot assure investors that we will be successful in doing so. Similarly, if we do not obtain additional regulatory clearances or approvals to market future products or future indications for diagnostic purposes, if unexpected regulatory limitations are placed on our products or if we fail to successfully commercialize such products, the market potential for our diagnostic products would be constrained, and our business and growth prospects would be adversely affected.

As part of our current business model, we will seek to enter into strategic collaborations and licensing arrangements with third parties to develop diagnostic tests.

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on which we develop diagnostic tests. For example, we licensed the rights to intellectual property that forms the basis of Prosigna from Bioclassifier, LLC, which was founded by several of our research customers engaged in translational research. In addition, in February 2013, we secured an option from The Broad Institute, a leading non-profit molecular medicine institute in Cambridge, Massachusetts, to acquire an exclusive worldwide license for a gene signature that could be used, after further development, as a Laboratory Developed Test, or, after appropriate regulatory authorization, for a second molecular diagnostic product focused on hepatocellular carcinoma, or HCC. We intend to enter into more such arrangements with our research customers and other researchers, including biopharmaceutical companies, for future diagnostic products. However, there is no assurance that we will be successful in doing so. In particular, our customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. Even if we establish new relationships, they may never result in the successful development or commercialization of future tests.

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Affymetrix, Agilent Technologies, Bio-Rad, Exiqon, Fluidigm, HTG Molecular Diagnostics, Illumina, Life Technologies (recently acquired by Thermo Fisher Scientific), Luminex, Perkin Elmer, Qiagen and Roche Applied Science. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, including companies such as RainDance Technologies and Wafergen Bio-Systems.

We also compete with commercial diagnostics companies. We believe our principal competitor in the breast cancer diagnostics market is Genomic Health, which provides gene expression analysis at its central laboratory in Redwood City, California and currently commands a substantial majority of the market. We also face competition from companies such as Agendia, Clarient (a GE Healthcare company), Genoptix (a division of Novartis) and bioMeriéux, which also offer services by means of centralized laboratories that profile gene or protein expression in breast cancer. In Europe, we also face regional competition from smaller companies such as Sividon Diagnostics, maker of EndoPredict, a distributed test for breast cancer recurrence, and other independent laboratories.

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

We have limited experience marketing and selling our products. Our nCounter Analysis System was introduced for sale in the research market in 2008, and was introduced for sale in the clinical laboratory market in Europe and Israel in February 2013, and in the United States in November 2013. We sell our products through our own sales force in North America and through a combination of our own sales force and distributors in Europe, Middle East, Asia Pacific and South America. In the future, we intend to establish distributor relationships in other parts of the world; however, we may not be able to market and sell our products effectively.

Our future sales of diagnostic products, including Prosigna, will depend in large part on our ability to successfully establish an oncology sales force and to increase the scope of our marketing efforts. Because we have limited experience in marketing and selling our products in the diagnostics market, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to diagnostics customers is unproven. If we do not build an efficient and effective sales force targeting this market, our business and operating results will be adversely affected.

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

The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in September 2012, we launched a single cell gene expression application for our nCounter Analysis System, which applies our technology to, amongst other things, improve single cell analytic workflow for gene expression analysis, and in July 2013, we launched nCounter Elements, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us. The future growth of the market for these products depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods of genomic analysis. If the markets for nCounter Elements, single cell analysis or others do not develop as we expect, our business may be adversely affected. In addition, we commercially launched Prosigna in Europe and Israel in February 2013 and we intend to offer Prosigna in other countries outside of the United States. Genomic testing for breast cancer is not widely available outside of the United States and the market for such tests is new. The future growth of the market for genomic breast cancer testing will depend on physicians’ acceptance of such testing and the availability of reimbursement for such tests. Our success in these new markets will depend to a large extent on our ability to successfully market, sell and establish reimbursement for products using our technologies. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.

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

In addition, the introduction of new products may require the development of new manufacturing processes and procedures. While all of our codesets are produced using the same basic processes, significant variations may be required to meet product specifications. Developing such a process can be very time consuming, and any unexpected difficulty in doing so could delay the introduction of a product.

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

For the year ended December 31, 2013, approximately 30% of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

As of December 31, 2013, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $92.6 million, which expire in various years beginning in 2023, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOL and credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

These restrictions could inhibit our ability to pursue our business strategies. In addition, we are subject to a financial covenant based on total revenue. If we default under our credit facility, and such event of default was not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default. We may incur additional indebtedness in the future. For example, in January 2014, we entered into a non-binding letter of intent for a term loan agreement with a lender which would allow us to refinance our existing credit facility and potentially incur up to an aggregate of $45 million in term loan borrowings or up to an aggregate of approximately $52 million if we elect to exercise in full an option to pay in kind a portion of the interest that would accrue on the borrowings under the term loan agreement. The debt instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.

Our future capital needs are uncertain and we may need to raise additional funds in the future.

We believe that our existing cash and cash equivalents, including the funds raised in our January 2014 public offering, together with funds available under our credit facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations; and

•	further our research and development.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost of our research and development activities;

•	the cost and timing of regulatory clearances or approvals;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, including new licensing arrangements for new products, although we currently have no commitments or agreements to complete any such transactions.

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs.

If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.

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

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales and marketing personnel. Competition for qualified personnel is intense, particularly in the Seattle, Washington area. Our growth depends, in particular, on attracting, retaining and motivating highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In particular, the commercial launch of Prosigna requires us to establish a dedicated oncology sales force to fully optimize the breast cancer diagnostic market opportunity. We do not maintain fixed term employment contracts or key man life insurance with any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

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

Risks Related to Government Regulation and Diagnostic Product Reimbursement

Our “research use only” products for the research market could become subject to regulation as medical devices by the FDA or other regulatory agencies in the future which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.

In the United States, most of our products are currently labeled and sold for research use only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic institutions and research laboratories. Because such products are not intended for use in clinical practice in diagnostics, and the products cannot include clinical or diagnostic claims, they are not subject to regulation by the FDA as medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post- market controls for medical devices. In November 2013, the FDA issued a final guidance on RUO products, which, among other things, reaffirmed that a company may not make clinical or diagnostic claims about an RUO product. Although not suggested in the final RUO guidance, if in the future the FDA modifies its approach to regulating our products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.

In addition, we sell dual-use instruments with software that have both FDA-cleared functions and research functions, for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. There is a risk that the FDA could take enforcement action against a manufacturer for distributing dual-use instruments if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, and the instruments are being sold off-label. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight.

Our GPRs may be used by clinical laboratories to create Laboratory Developed Tests, which could in the future be subject to regulation as medical devices, which could materially and adversely affect our business and results of operations.

Recently, we launched nCounter Elements, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes. nCounter Elements are considered GPRs by the FDA, that are Class I medical devices, and we listed nCounter Elements with the FDA as GPRs in July 2013.

A clinical laboratory can use nCounter Elements to create what is called a Laboratory Developed Test. Laboratory Developed Tests are diagnostic tests that are developed and performed by a laboratory and include genetic tests and other tests for rare conditions. In June 2013, the Commissioner of the FDA stated that the FDA intends to further regulate Laboratory Developed Tests; however, it is unclear whether, when and to what extent the FDA will do so. Restrictions on Laboratory Developed Tests by the FDA could restrict the demand for our products, including nCounter Elements. Additionally, compliance with additional regulatory burdens could be time consuming and costly. If the FDA regulates Laboratory Developed Tests, such regulation could adversely affect our prospects, results of operations and financial condition.

Approval and/or clearance by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies, we are required to obtain either prior 510(k) clearance or prior pre-market approval, or PMA, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1–3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with standard of care. In the future we plan to submit a separate application for approval of Prosigna to report intrinsic subtype and we expect that this application will require a PMA supported by additional clinical studies. We intend to pursue additional intended uses for Prosigna, which may require more burdensome regulatory processes than the 510(k) clearance process, including PMAs. Even if granted, a 510(k) clearance or PMA approval for any future product would likely place substantial restrictions on how our device is marketed or sold, and the FDA will continue to place considerable restrictions on our products, including, but not limited to, quality system regulations, or QSR, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, adverse event and medical device reporting requirements and corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

Sales of our diagnostic products outside the United States are subject to foreign regulatory requirements governing clinical studies, vigilance reporting, marketing approval, manufacturing, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals outside the United States may differ from that required to obtain FDA approval, and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA, and foreign regulatory authorities could require additional testing. In addition, FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or to obtain required approvals could impair our ability to commercialize our diagnostic products outside of the United States.

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

Following our obtaining CE Mark in the EU and receipt of FDA 510(k) clearance in September 2013 for Prosigna, we are subject to ongoing ISO and FDA obligations and continued regulatory oversight and review, including routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and compliance with requirements such as ISO 13485 and quality system regulations, or QSRs, which establish extensive requirements for quality assurance and control as well as manufacturing procedures; requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. The promotional claims we can make for Prosigna are limited to the cleared indication. For instance, in the United States the following special conditions for use are listed in the intended use: Prosigna is not intended for diagnosis, to predict or detect response to therapy or to help select the optimal therapy for patients. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our diagnostic products and/or may be subject to enforcement by EU Competent Authorities and the FDA such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets. Adverse Notified Body, EU Competent Authority or FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

If Medicare and other third-party payors in the United States and foreign countries do not approve reimbursement for diagnostic tests enabled by our technology, the commercial success of our diagnostic products would be compromised.

Successful commercialization of our diagnostic products depends, in large part, on the availability of adequate reimbursement for testing services that our diagnostic products enable from government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party reimbursement for the use of tests that incorporate new technology, such as Prosigna. For example, the American Medical Association, or AMA, has issued a new set of CPT codes for billing and reimbursement of complex genomic tests that are intended to capture tests such as Prosigna and are divided into two categories of unique codes, with the assignment of one category possibly leading to more rapid, and perhaps broader, acceptance of Prosigna than the other. There can be no assurance which code Prosigna will receive, or if it receives a code at all. If we are unable to obtain positive policy decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our products would be compromised and our revenue would be significantly limited. Even if we do obtain reimbursement for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology, and indirectly, demand for diagnostic products. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services, which may include decreased coverage or reduced reimbursement. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, and are subject to change at any time. Reductions in the reimbursement rate of third-party payors have occurred and may occur in the future. Reductions in the prices at which testing services based on our technology are reimbursed could have a negative impact on our revenue.

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

As we begin commercializing Prosigna and any other potential diagnostic products in the United States, our operations will be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and state and federal marketing compliance laws and gift bans. These laws may impact, among other things, our proposed sales and marketing and education programs and require us to implement additional internal systems for tracking certain marketing expenditures and reporting them to government authorities. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. The new tax applies to our listed medical device products, which include the nCounter Dx Analysis System, Prosigna in vitro diagnostic kits and nCounter Elements GPRs. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015 and a productivity adjustment to the Clinical Laboratory Fee Schedule. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our customers use our technology to deliver to Medicare beneficiaries, and may indirectly reduce demand for our products.

Other significant measures contained in the PPACA include coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce health care expenditures, which may have a negative impact on payment rates for services, including our tests. The IPAB proposals may impact payments for clinical laboratory services that our customers use our technology to deliver beginning in 2016 and for hospital services beginning in 2020, and may indirectly reduce demand for our products.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2013, we owned or exclusively licensed seven issued U.S. patents and approximately 23 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 73 pending and granted counterpart applications worldwide, including 22 country-specific validations of four European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

•	We might not have been the first to make the inventions covered by each of our pending patent applications.

•	We might not have been the first to file patent applications for these inventions.

•	Others may independently develop similar or alternative products and technologies or duplicate any of our products and technologies.

•	It is possible that our pending patent applications will not result in issued patents, and even if they issue as patents, they may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties.

•	We may not develop additional proprietary products and technologies that are patentable.

•	The patents of others may have an adverse effect on our business.

•	We apply for patents covering our products and technologies and uses thereof, as we deem appropriate. However, we may fail to apply for patents on important products and technologies in a timely fashion or at all.

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

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. We are aware of a third party, Genomic Health, Inc., that has issued patents and pending patent applications in the United States, Europe and other jurisdictions that claim methods of using certain genes that are included in Prosigna. We believe that Prosigna does not infringe any valid issued claim. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets and competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties may assert that we are employing their proprietary technology without authorization. In addition, our competitors and others may have patents or may in the future obtain patents and claim that use of our products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending against any of these claims. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and gain market acceptance for our products.

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

Risks Related to Our Common Stock

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering in June 2013 at a price of $10.00 per share, the reported high and low sales prices of our common stock ranged from $22.44 to $7.01 through March 15, 2014. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments;

•	failure to obtain or delays in obtaining product approvals or clearances from the FDA or foreign regulators;

•	adverse regulatory or reimbursement announcements;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the research and diagnostics markets;

•	manufacturing disruptions;

•	any future sales of our common stock or other securities;

•	any change to the composition of the board of directors or key personnel;

•	expiration of contractual lock-up agreements with our executive officers, directors and security holders;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general economic conditions and slow or negative growth of our markets; and

•	the other factors described in this “Risk Factors” section.

The stock market in general, and market prices for the securities of life sciences and diagnostic companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

An active trading market for our common stock may not be sustained.

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

Holders of approximately 7.4 million shares (including shares underlying outstanding warrants), or approximately 41%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 48.3% of our outstanding common stock as of March 15, 2014. Accordingly, our executive officers, directors and principal stockholders will effectively be able to determine the composition of the board of directors, approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

Our management team has broad discretion to use the net proceeds from our initial public offering and our January 2014 public offering and its investment of these proceeds may not yield a favorable return. We may invest the proceeds of these offerings in ways with which investors disagree.

We have broad discretion as to how to spend and invest the proceeds from our initial public offering and our January 2014 public offering, and we may spend or invest these proceeds in a way with which our stockholders disagree. Accordingly, investors will need to rely on our judgment with respect to the use of these proceeds and these uses may not yield a favorable return to our stockholders. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

Anti-takeover provisions in our charter documents and under Delaware or Washington law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and limit our stock price.

Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, the certificate of incorporation and bylaws:

•	permit the board of directors to issue up to 15,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;

•	provide that the authorized number of directors may be changed only by resolution of the board of directors;

•	provide that all vacancies, including newly-created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	divide the board of directors into three classes;

•	provide that a director may only be removed from the board of directors by the stockholders for cause;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be taken by written consent;

•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and meet specific requirements as to the form and content of a stockholder’s notice;

•	prevent cumulative voting rights (therefore allowing the holders of a plurality of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

•	provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer or by the board of directors; and

•	provide that stockholders are permitted to amend the bylaws only upon receiving at least two-thirds of the total votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until December 31, 2018, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and The NASDAQ Global Market impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning January 1, 2014, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 42,000 square feet of office and laboratory space in two separate buildings in Seattle, Washington, under leases that expire in August 2016, subject to five-year options to renew. We currently pay a total of approximately $187,000 per month in base rent, and the landlords hold letters of credit or security deposits equal to a total of approximately $188,000. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.	Legal Proceedings

We are not engaged in any material legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business.

On September 30, 2013, we settled lawsuits filed by Fluidigm Corporation and its subsidiary Fluidigm Singapore Pte Ltd filed in the U.S. District Court for the Northern District of California and in the High Court of Singapore alleging substantially similar claims relating to false advertising, unfair competition and unlawful trade practices. As part of the settlement agreement, we agreed to remove references to a comparative study of our nCounter Single Cell Assay with Fluidigm’s BioMark system from our marketing materials, website, and promotional activities and to stop using those materials. On October 22, 2013, the case in the U.S. District Court of the Northern District of California was dismissed with prejudice, and on October 29, 2013, the case in the High Court of Singapore was dismissed with prejudice.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “NSTG.” Trading of our common stock commenced on June 26, 2013 in connection with our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The NASDAQ Global Market.

Year ended December 31, 2013	High	Low
Second quarter (beginning June 26, 2013)	$9.90	$7.81
Third quarter	$14.10	$7.01
Fourth quarter	$18.09	$8.64

Holders

As of March 15, 2014, there were approximately 70 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our credit facility materially restricts, and future debt instruments we issue may materially restrict, our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index and the NASDAQ Medical Equipment Index. This graph assumes an investment of $100 on June 26, 2013 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Use of Proceeds

On June 25, 2013, our registration statement on Form S-1 (No. 333-188704) was declared effective for our initial public offering, and on July 1, 2013 we consummated the initial public offering consisting of 5,400,000 shares of our common stock for $10.00 per share. As a result of the offering, we received total net proceeds of approximately $46.8 million, after deducting total expenses of $7.2 million, consisting of underwriting discounts and commissions of $3.8 million and offering-related expenses of approximately $3.4 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final Prospectus dated June 25, 2013 filed with the SEC pursuant to Rule 424(b)(4).

Recent Sales of Unregistered Securities

In 2013, we granted stock options under our 2004 Plan to purchase 314,524 shares of our common stock to certain of our employees and a director at exercise prices ranging from $6.72 to $8.96 per share. In addition, in 2013, we granted stock options under our 2013 Plan to purchase 11,686 shares of our common stock to a director at an exercise price of $10.00 per share. During 2013, we issued an aggregate of 171,302 shares of common stock to our employees and a director pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $372,567. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act.

Item 6.	Selected Financial Data

The following selected financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2013, 2012 and 2011 and Consolidated Balance Sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2010 and 2009 and Consolidated Balance Sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Statements of Operations:
Revenue	$31,403	$22,973	$17,800	$11,730	$7,288

Costs and expenses:
Cost of revenue	15,009	12,361	9,777	9,128	5,874
Research and development	14,979	11,635	8,990	7,547	4,550
Selling, general and administrative	29,912	15,486	9,529	8,027	5,464

Total costs and expenses	59,900	39,482	28,296	24,702	15,888

Loss from operations	(28,497)	(16,509)	(10,496)	(12,972)	(8,600)

Other income (expense):
Interest income	68	21	10	29	64
Interest expense	(1,942)	(804)	(599)	(94)	(320)
Other income (expense)	(66)	(29)	80	254	—
Revaluation of preferred stock warrant liability	1,156	(387)	73	15	19

Total other income (expense)	(784)	(1,199)	(436)	204	(237)

Net loss	$(29,281)	$(17,708)	$(10,932)	$(12,768)	$(8,837)
Accretion of mandatorily redeemable convertible preferred stock	(4,653)	(7,533)	(5,251)	(4,351)	(2,551)

Net loss attributable to common stockholders	$(33,934)	$(25,241)	$(16,183)	$(17,119)	$(11,388)

Net loss per share—basic and diluted	$(4.44)	$(71.10)	$(50.10)	$(54.17)	$(36.62)

Weighted-average shares used in computing basic and diluted net loss per share	7,643	355	323	316	311

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$42,656	$21,692	$10,868	$4,366	$1,739
Working capital	42,106	19,937	12,236	2,944	1,385
Total assets	64,372	37,406	24,584	13,275	9,367
Total long-term debt	18,293	12,759	1,887	1,829	1,274
Mandatorily redeemable convertible preferred stock	—	103,622	80,957	57,887	38,551
Total stockholders’ equity (deficit)	31,469	(93,760)	(69,451)	(53,517)	(36,565)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Throughout this discussion, unless the context specifies or implies otherwise, the terms “NanoString”, “we”, “us” and “our” refer to NanoString Technologies, Inc. and its subsidiaries.

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable genomic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. We have an installed base of more than 180 systems, which our customers have used to publish more than 360 peer-reviewed papers. As researchers discover how genomic information can be used to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests based on our nCounter Elements General Purpose Reagents, or GPRs. In certain situations, we intend to translate their discoveries into in vitro diagnostic assays.

We derive a substantial majority of our revenue from the sale of our products, which consist of our nCounter instruments and related proprietary consumables, which we call CodeSets, nCounter Elements GPRs and Master Kits. We sell two types of CodeSets: custom orders and standard sets, which we call panels. We also derive revenue from processing fees related to proof-of-principle studies we conduct for potential customers and extended service contracts for our nCounter Analysis Systems.

Until recently, we have sold our products for research use only. After buying an nCounter Analysis System, research customers purchase consumables from us for use in their experiments. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of our instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results.

In 2013, we began offering instruments and consumables for use in diagnostic testing. In September 2013, we received 510(k) clearance from the FDA to market in the United States a version of Prosigna providing an assessment of a patient’s risk of recurrence for breast cancer. In December 2013, we commercially launched Prosigna in the United States. National diagnostic laboratories ARUP Laboratories, Laboratory Corporation of America Holdings and Quest Diagnostics have chosen to add Prosigna to their suites of breast cancer diagnostic tests, and the laboratories at the University of Alabama at Birmingham Comprehensive Cancer Center and University of North Carolina Lineberger Comprehensive Cancer Center will be among the initial facilities to offer the Prosigna assay in the United States, with the earliest testing beginning during the first quarter of 2014. These laboratories collectively serve the pathology testing needs of a substantial portion of breast cancer patients throughout the United States. In September 2012, we obtained a CE mark for Prosigna, our first diagnostic product, and, in early 2013 we commercially launched Prosigna in Europe and Israel.

In November 2013, we began offering a version of the nCounter Dx Analysis System to high-complexity, CLIA-certified laboratories for research and diagnostics purposes. This FLEX configuration of the nCounter Dx Analysis System provides clinical laboratories a single platform with the flexibility to support both clinical testing, by running Prosigna, and research, by processing translational research experiments using our custom CodeSets and panels. The nCounter Elements GPRs provide further flexibility by allowing laboratories to develop their own Laboratory Developed Tests for gene expression, copy number variation and gene fusion signatures, which can be performed by a laboratory and may include genetic tests and other tests for rare conditions.

To support the commercial launch of Prosigna, we are establishing a dedicated oncology sales force. As a result, we expect sales and marketing expenses and operating losses to increase as we market the product. In addition, we expect sales to grow gradually as more systems are installed, Prosigna gains inclusion in important breast cancer treatment guidelines and to the extent reimbursement by third-party payors becomes more broadly available.

We use third-party contract manufacturers to produce the two instruments comprising the nCounter Analysis System. We manufacture consumables at our Seattle, Washington facility. This operating model is designed to be capital efficient and to scale efficiently as our product volumes grow. We focus a substantial portion of our resources on developing new products and solutions. We invested $15.0 million, $11.6 million and $9.0 million in 2013, 2012 and 2011, respectively, in research and development and intend to continue to make significant investments in research and development.

In the future, we intend to collaborate with biopharmaceutical companies to develop “companion diagnostic assays” that may be used to select patients for specific drug therapies. Under such collaborations, we would expect to develop, seek regulatory approval for, and commercialize the diagnostic assay. We would also expect to receive development funding and potential milestone payments from our collaborators. Upon approval of the diagnostic assay, we would expect to generate revenues from the sale of the resulting in vitro diagnostic kits.

Our total revenue increased to $31.4 million in 2013 from $23.0 million in 2012 and $17.8 million in 2011, which was driven by the sale of additional nCounter Analysis Systems and consumables for use on our growing installed base of instruments. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $29.3 million, $17.7 million, and $10.9 million in 2013, 2012 and 2011, respectively. As of December 31, 2013, our accumulated deficit was $126.8 million.

Key Financial Metrics

We are organized as, and operate in, one reportable segment, which is the development, manufacture and commercialization of instruments, consumables and services for efficiently profiling the activity of hundreds of genes simultaneously from a single tissue sample.

Our chief operating decision maker is the chief executive officer, who manages our operations and evaluates our financial performance on a total company basis. Our principal operations and decision-making functions are located at our corporate headquarters in the United States.

Until the fourth quarter of 2013, we operated in two reportable segments, our life sciences business and our diagnostics business. In November 2013, our nCounter Dx Analysis System with FLEX Configuration was launched, enabling customers to perform both research and clinical testing on the same instrument. We have one sales force that now sells these systems to both research and diagnostic testing labs, and we launched our first product that can be used for both research and diagnostic testing, nCounter Elements GPRs. As a result of these fundamental changes to our business, we began operating the Company as a single reportable segment during the fourth quarter of 2013.

Revenue

We generate revenue from the sale of our products and related services. For a description of our revenue recognition policies, see the section of this report captioned “—Critical Accounting Policies and Significant Estimates—Revenue Recognition.”

Product Revenue

Our products consist of our nCounter Analysis System and related consumables. Our nCounter Analysis System typically consists of one nCounter Digital Analyzer and one nCounter Prep Station. The U.S. list price of one research use only nCounter Analysis System is $235,000. Outside the United States, depending on the country, the list price is generally higher. The U.S. list price of one nCounter Dx Analysis System is $285,000. Systems are sold to distributors at a discount to list price. Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis System and purchase related consumables, potentially including Prosigna kits.

For our research customers, related consumables include (1) panels, which are standard pre-manufactured CodeSets, (2) custom CodeSets, which we manufacture to the specific requirements of an individual researcher, (3) nCounter Elements GPRs, and (4) Master Kits, which are ancillary reagents, cartridges, tips and reagent plates required to setup and process samples in our instruments. Product revenue also includes payments for instrument installation. In 2013, 2012 and 2011, our average consumables revenue per system exceeded $100,000 per year.

For our clinical laboratory customers, related consumables include Prosigna in vitro diagnostic kits and nCounter Elements GPRs. We sell our nCounter Dx Analysis Systems to clinical laboratory customers or offer to lease them under “reagent rental” arrangements where an instrument is placed at a customer location at minimal direct cost and the customer commits to purchase a minimum volume of consumable products over a period of time. To date, all clinical laboratory customers have elected to purchase instruments; however, we expect that in the future, certain customers will elect to lease them.

The list price of a Prosigna test in the United States and Europe is $2,080 and €1,550 per patient, respectively. Although the price of Prosigna and our additional future diagnostic products will depend on many factors, including whether and how much third-party payors will reimburse laboratories for conducting such tests, we expect that the gross margin for our diagnostic kits will be higher than for our research consumables. We sell Prosigna kits to our lab customers, who will be responsible for providing the testing service and contracting and billing payors. Prosigna kits are sold to clinical laboratories on a fixed dollars-per-kit basis, which does not expose us to direct third-party payor reimbursement risk. However, we provide customary volume discounts, and in some cases, introductory pricing during the period in which third-party payor reimbursement is being established. As a result, we expect the average selling price per Prosigna test to be between $1,500 and $2,000.

Service Revenue

Service revenue consists of fees associated with extended service contracts and conducting proof-of-principle studies. We include a one-year warranty with the sale of our instruments and offer extended service contracts, which are purchased by a majority of our customers. We selectively provide proof-of-principle studies to prospective customers in order to help them better understand the benefits of the nCounter Analysis System.

Revenue by Geography

We sell our products through our own sales forces in the United States, Canada, Singapore, Israel and certain European countries. We sell through distributors in other parts of the world. As we have expanded our European direct sales force and entered into agreements with distributors of our products in Europe, the Middle East, Asia Pacific and South America, the amount of revenue generated outside of North America has generally increased, although there have been significant quarter-to-quarter fluctuations. In the future, we intend to expand our sales force and establish additional distributor relationships outside the United States to better access international markets.

The following table reflects product revenue by geography and as a percentage of total product revenue, based on the billing address of our customers. North America consists of the United States, Canada and Mexico; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia and Australia.

	Year Ended December 31,
	2013		2012		2011
	(Dollars in thousands)
North America	$21,855	70%	$15,906	69%	$14,044	79%
Europe & Middle East	5,775	18	4,167	18	2,918	16
Asia Pacific	3,773	12	2,900	13	838	5

Total	$31,403	100%	$22,973	100%	$17,800	100%

Most of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. Changes in foreign currency exchange rates have not materially affected us to date; however, they may become material to us in the future as our operations outside of the United States expand.

Cost of Revenue

Cost of revenue consists primarily of costs incurred in the production process, including costs of purchasing instruments from third-party contract manufacturers, consumable component materials and assembly labor and overhead, installation, warranty, service and packaging and delivery costs. In addition, cost of revenue includes royalty costs for licensed technologies included in our products, provisions for slow-moving and obsolete inventory and stock-based compensation expense. We provide a one-year warranty on each nCounter Analysis System sold and establish a reserve for warranty repairs based on historical warranty repair costs incurred.

We expect the average unit costs of our instruments to decline in future periods as a result of our ongoing efforts to develop a lower-cost nCounter Analysis System to expand our market opportunity among smaller research laboratories. We expect the unit costs of consumable products to decline as a result of our ongoing efforts to improve our manufacturing processes and expected increases in production volume and yields. Although the unit costs of our custom CodeSets vary, they are generally higher as a percentage of the related revenue than our panels, in vitro diagnostic kits and nCounter Elements GPRs.

Operating Expenses

Research and Development

Research and development expenses consist primarily of salaries and benefits, occupancy, laboratory supplies, contract services, consulting fees and related costs, costs associated with licensing molecular diagnostics rights and clinical study expenses (including the cost of tissue samples) to support the regulatory approval or clearance of diagnostic products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products and applications. We believe that our continued investment in research and development is essential to our long-term competitive position and expect these expenses to increase in future periods.

Given the relatively small size of our research and development staff and the limited number of active projects at any given time, we have found that, to date, it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, we do not require employees to report their time by project nor do we allocate our research and development costs to individual projects. The following table shows the composition of total research and development expense by functional area for the periods indicated. Prior to 2012, research and development expense related to our core nCounter platform technology and diagnostic product development were combined.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Core nCounter platform technology and diagnostic product development	$—	$—	$4,359
Core nCounter platform technology	4,330	1,537	—
Manufacturing process development	1,588	1,183	969
Research products and applications	2,914	2,183	1,875
Diagnostic product development	4,605	4,783	—
Facility allocation	1,542	1,949	1,787

Total	$14,979	$11,635	$8,990

Our clinical studies employ a retrospective / prospective design, which means that we use samples that were previously collected from patients and for which the treatment regimen and ultimate patient outcome is known. Such studies are capital efficient as they do not require recruiting new patients and they can be completed much more quickly than typical prospective clinical trials. We intend to use a similar approach whenever possible for the additional clinical studies we intend to conduct in support of our future regulatory submissions to expand the indications for Prosigna and for future diagnostic products.

We expect to license additional molecular diagnostic rights as part of our strategy to develop additional diagnostic products. For example, in February 2013 we secured an option from a customer to acquire an exclusive worldwide license for a gene signature that could be used, potentially, to develop a molecular diagnostic product or a Laboratory Developed Test to identify patients with cirrhosis who are at highest risk of developing the most common type of liver cancer, HCC, and to determine whether a patient who has been diagnosed with HCC is likely to have a recurrence. The related option fee was expensed in the first quarter of 2013. Such arrangements may include upfront, milestone or annual cash payments and revenue-based royalties. We believe that our continued investment in research and development is essential to our long-term competitive position and expect these expenses to increase in future periods.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expenses to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. In particular, the continued commercialization of Prosigna requires us to establish a dedicated oncology focused sales force which will increase selling and marketing expenses significantly. Our legal, accounting and compliance costs have also increased as a result of our becoming a public company, and we expect them to continue to increase as our business grows.

Factors Affecting Our Performance

Instrument Installed Base

Our future financial performance will be driven in large part by the rate of sales of our nCounter Analysis Systems, which typically consist of one nCounter Digital Analyzer and one nCounter Prep Station. In some cases, our research customers increase the throughput of their nCounter Analysis System by purchasing up to three nCounter Prep Stations per nCounter Digital Analyzer. We plan to grow our system sales in the coming years through multiple strategies, including expanding our sales efforts outside of the United States and continuing to enhance the underlying technology and applications for both research and clinical diagnostics use. As part of this strategy, we increased our existing sales and marketing headcount by over 30% in 2013 in an effort to increase the rate of sales of our nCounter Analysis Systems. Similarly, since January 2013, we have contracted with ten additional distributors bringing our total to 16. As our installed base of instruments grows, we solicit feedback from our customers and focus our research and development efforts on enabling the nCounter Analysis System for additional applications, which in turn helps to drive additional sales of our instruments and consumables. We are developing a new generation of the nCounter Analysis System that we believe will increase our addressable market and simplify the procurement processes of our potential research customers. The new generation system will be a single instrument with a reduced footprint that combines the prep station and the digital analyzer. We expect to reduce the cost of the new generation system through the adoption of new, less expensive technologies. We are targeting release of the new generation system in late 2014.

Our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis. We are developing an nCounter Analysis System that we intend to offer at a lower price, which we believe will simplify the procurement processes of our potential research customers as well as increase our addressable market.

We have sold more than 180 nCounter Analysis Systems, which we count based on the number of nCounter Digital Analyzers sold given that a system may couple an analyzer with multiple nCounter Prep Stations. Management focuses on instrument unit sales as a primary indicator of current business success and a leading indicator of likely future sales of consumables.

Recurring Consumables Revenue

Our instruments are designed to be used only with our consumables. This closed system model generates recurring revenue from each instrument we sell. Management focuses on recurring consumable revenue per system as an indicator of the continuing value generated by each system. We calculate recurring consumable revenue per system quarterly by dividing consumable revenue recognized in a particular quarter (other than consumable revenue related to proof-of-principle studies) by the total number of nCounter Analysis Systems installed as of the last day in the immediately preceding quarter. Historically, nearly all of our systems and related consumables have been sold to research customers. In 2013, 2012 and 2011, our average consumables revenue per system exceeded $100,000 per year.

As the installed base of the nCounter Analysis Systems expands, consumables revenue is expected to increase and over time should be an increasingly important contributor to our total revenue. Additionally, we expect Prosigna in vitro diagnostic kit revenue to contribute an increasing amount of recurring revenue. Over time, we believe that consumables revenue should be subject to less period-to-period fluctuation than our instrument sales revenue.

Revenue Mix and Gross Margin

Our product revenue is derived from sales of the nCounter Analysis System and related consumables, including Prosigna in vitro diagnostic kits. Generally, our consumables have higher gross margins than our instruments. There will be fluctuations in mix between instruments and consumables from period to period. Although results may vary period to period, over time, as our installed base of systems grows, consumables should constitute a larger percentage of total revenue, which would increase our gross margins. In addition, we expect both the average selling price and the manufacturing cost of our instruments to decrease following the introduction of future generations of our nCounter Analysis System. Future instrument selling prices and gross margins may fluctuate as we introduce new products and reduce our product costs and from variability in the timing of new product introductions.

We derive service revenue from extended service contracts, which are purchased by a majority of our customers. Additionally, we selectively provide proof-of-principle studies in connection with prospective sales to customers to demonstrate the performance of our nCounter Analysis System.

The following table reflects the breakdown of revenue in absolute dollars and as percentage of total revenue.

	Year Ended December 31,
	2013		2012		2011
	(Dollars in thousands)
Product revenue:
Instruments	$12,995	41%	$8,786	38%	$7,112	40%
Consumables	16,642	53	13,036	57	9,997	56
In vitro diagnostic kits	181	1	—	—	—	—
Service revenue	1,585	5	1,151	5	691	4

Total	$31,403	100%	$22,973	100%	$17,800	100%

Impact of Our Diagnostic Products Strategy

We have only recently commercially launched the nCounter Dx Analysis System and Prosigna. Over time, we intend to build a menu of additional diagnostic tests that can be run on our nCounter Analysis System. As researchers discover how genomic information can be used to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests based on our nCounter Elements GPRs. In certain situations, we intend to translate their discoveries into in vitro diagnostic assays. We in-licensed the rights to intellectual property that forms the basis of Prosigna from Bioclassifier, LLC, which was founded by several of our research customers. We intend to enter into similar arrangements with our research customers and other researchers for future diagnostic gene signatures. Our strategy is to target intellectual property rights to potential gene signatures that are well understood, have the potential to facilitate changes in treatment with a major impact on outcome and cost, have the potential to support value-based pricing, and for which tissue samples for clinical validation are readily available. For example, in February 2013 we secured an option from a customer to acquire an exclusive worldwide license for a gene signature that could be used, potentially, to develop a molecular diagnostic product or Laboratory Developed Test to identify patients with cirrhosis who are at highest risk of developing HCC and to determine whether a patient who has been diagnosed with HCC is likely to have a recurrence. This disciplined approach is designed to efficiently focus our research and development investment on development of potential products, rather than discovery of new gene signatures. Licenses may include upfront, milestone and/or annual cash payments and revenue-based royalties. The number and amount of such payments and royalty rates are expected to vary depending on the level of development and commercial potential of in-license opportunities.

We believe that our in vitro diagnostics model is more capital efficient than the clinical laboratory services model. Our diagnostic products leverage our existing technology platform and instrument sales, product development, manufacturing, and administrative functions. Because we provide in vitro diagnostics kits rather than clinical laboratory services, we do not incur the costs of clinical laboratory infrastructure, sample logistics, or contracting with and billing managed care organizations. We believe that our clinical laboratory customers will be motivated by the potential to improve patient care, broaden patient access and profit from testing services based on Prosigna and other potential nCounter-based diagnostics, which will encourage market adoption and potentially reduce sales and marketing expenditures relative to a centralized laboratory model.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

Revenue; Cost of Revenue; Gross Profit

	Year Ended December 31,		Change 2013 v. 2012
	2013	2012	Dollars	Percentage
	(Dollars in thousands)
Product revenue:
Instruments	12,995	8,786	4,209	48%
Consumables	16,642	13,036	3,606	28
In vitro diagnostic kits	181	—	181	—
Service revenue	1,585	1,151	434	38

Total revenue	31,403	22,973	8,430	37
Cost of revenue	15,009	12,361	2,648	21

Gross profit	$16,394	$10,612	$5,782	54

Gross margin	52%	46%

Instrument revenue increased significantly for the year ended December 31, 2013 due to an increase in the number of instruments sold, including from the launch of our nCounter Dx Analysis System. This increase was partially offset by a reduction in average selling price attributable to increased sales to distributors, which are priced lower than direct sales, and increased customer incentives. The increase in consumables revenue was driven by growth in our installed base of instruments. The increase in service revenue was primarily related to an increase in the number of instruments covered by service contracts.

The increase in cost of revenue was related to the increased volume of both instruments and consumables sold. Gross margin improved due to cost efficiencies associated with increased consumables production volume and several large custom consumable orders with unusually low per unit manufacturing costs. These improvements were partially offset by a shift in product mix toward instruments.

Research and Development Expense

	Year Ended December 31,		Change 2013 v. 2012
	2013	2012	Dollars	Percentage
	(Dollars in thousands)
Research and development expense	$14,979	$11,635	$3,344	29%

The increase reflected a $2.9 million increase in personnel-related expenses to support the advancement of our nCounter technology and clinical development of Prosigna and a $1.5 million increase in engineering costs for the development of the next generation of our nCounter system. Decreases in Prosigna clinical study costs of $1.0 million, after completion of the ABCSG8 study in late 2012, partially offset the increases.

Selling, General and Administrative Expense

	Year Ended December 31,		Change 2013 v. 2012
	2013	2012	Dollars	Percentage
	(Dollars in thousands)
Selling, general and administrative expense	$29,912	$15,486	$14,426	93%

The increase for the year was primarily attributable to $6.8 million of increased staffing and personnel-related costs to support sales and marketing and administration; $2.8 million of increased external marketing and other consulting costs related to the commercial launch of Prosigna; $2.5 million of increased legal costs, $0.5 million of increased facility-related costs, and $1.1 million of increased corporate professional fees and other public company costs.

Other Income (Expense)

	Year Ended December 31,		Change 2013 v. 2012
	2013	2012	Dollars	Percentage
	(Dollars in thousands)
Interest income	$68	$21	$47	224%
Interest expense	(1,942)	(804)	(1,138)	142
Other expense	(66)	(29)	(37)	128
Revaluation of preferred stock warrant liability	1,156	(387)	1,543	(399)

Total other income (expense)	$(784)	$(1,199)	$415	(35)

The increase in interest expense was driven by increased borrowing under our credit facility during 2012 and 2013, from $1.5 million as of December 31, 2011 to $13.0 million as of December 31, 2012 and to $18.0 million as of December 31, 2013.

The increase in other income from the revaluation of the preferred stock warrant liability resulted from a re-measurement of the fair value of preferred stock warrants using the Black-Scholes option pricing model, which was primarily impacted by a decrease in the valuation of the underlying stock. Upon closing of our initial public offering in July 2013, all outstanding warrants to purchase preferred stock converted into warrants to purchase common stock. As a result, the preferred stock warrant liability was reclassified to stockholders’ equity.

Comparison of Years Ended December 31, 2012 and 2011

Revenue; Cost of Revenue; Gross Profit

	Year Ended December 31,		Change 2012 v. 2011
	2012	2011	Dollars	Percentage
	(Dollars in thousands)
Revenue:
Product revenue:
Instruments	$8,786	$7,112	$1,674	24%
Consumables	13,036	9,997	3,039	30
Service revenue	1,151	691	460	67

Total revenue	22,973	17,800	5,173	29
Cost of revenue	12,361	9,777	2,584	26

Gross profit	$10,612	$8,023	$2,589	32

Gross margin	46%	45%

The increase in instrument revenue was attributable to an increase in the number of systems sold, primarily related to an increase in sales outside of the United States. The net selling price of our instruments was relatively flat. The increase in consumable revenue was related to our increased instrument installed base. Overall, we derived $3.3 million in incremental revenue from customers outside of North America as a result of the expansion of our overseas sales and marketing efforts.

The increase in cost of revenue was attributable to an increase in the number of systems sold, as well as the increased costs associated with higher volumes of consumables sold. Gross margin was relatively flat, consistent with the relatively constant product mix in the two years.

Research and Development Expense

	Year Ended December 31,		Change 2012 v. 2011
	2012	2011	Dollars	Percentage
	(Dollars in thousands)
Research and development expense	$11,635	$8,990	$2,645	29%

The increase was primarily attributable to a $2.2 million increase in clinical study and sample acquisition costs and an $0.8 million increase in facility-related costs due to the expansion of our facility. The increases were offset in part by the absence of $0.5 million in third-party in-license fees incurred in 2011.

Selling, General and Administrative Expense

	Year Ended December 31,		Change 2012 v. 2011
	2012	2011	Dollars	Percentage
	(Dollars in thousands)
Selling, general and administrative expense	$15,486	$9,529	$5,957	63%

The increase was primarily attributable to a $2.5 million increase in personnel-related expenses as a result of increased sales and administrative headcount to support the growth of our business, $2.0 million in marketing consulting costs in preparation for the commercial launch of Prosigna, and $0.9 million in corporate and intellectual property-related legal costs.

Other Income (Expense)

	Year Ended December 31,		Change 2012 v. 2011
	2012	2011	Dollars	Percentage
	(Dollars in thousands)
Interest income	$21	$10	$11	110%
Interest expense	(804)	(599)	(205)	34
Other income (expense)	(29)	80	(109)	(136)
Revaluation of preferred stock warrant liability	(387)	73	(460)	(630)

Total other income (expense)	$(1,199)	$(436)	$(763)	175

The increase in interest expense was driven by the increase in borrowings under our existing credit facility compared to the prior period level of borrowings under our 2010 loan and security agreement and convertible subordinated notes.

The increase in expense from the revaluation of the preferred stock warrant liability was driven by an increase in the valuation of our preferred stock.

Liquidity and Capital Resources

As of December 31, 2013, we had cash, cash equivalents and short-term investments of $42.7 million, compared to $21.7 million as of December 31, 2012. Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. Our principal uses of cash are funding our operations, debt service payments as described below, and capital expenditures.

Sources of Funds

Our cash used in operations for the year ended December 31, 2013 was $31.3 million. During 2013, we raised $54.0 million, before offering expenses, in our initial public offering, which closed in July 2013. Net of offering expenses, our initial public offering generated approximately $46.8 million. In April 2013, we incurred $5.0 million of the remaining term loan borrowings under our credit facility. Our cash, cash equivalents and short-term investments, together with the net proceeds from our follow-on offering in January 2014 of approximately $57 million, are sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, including new licensing arrangements for new products, although we currently have no commitments or agreements to complete any such transactions.

From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked and debt financing. There can be no assurance that any additional financing will be available to us on acceptable terms. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

In January 2014, we entered into a non-binding letter of intent for a term loan agreement with a lender which would allow us to refinance our existing credit facility and potentially incur up to an aggregate of $45 million in term loan borrowings or up to an aggregate of approximately $52 million if we elect to exercise in full an option to pay in kind a portion of the interest that would accrue on the borrowings under the term loan agreement. We expect this term loan agreement will contain customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions, and buy, sell or transfer assets. We also expect that the term loan agreement will include liquidity and revenue-based financial covenants. Our obligations under the term loan agreement will be secured by substantially all of our assets. However, there can be no assurance that we will successfully enter into this term loan agreement.

Credit Facility

In 2012, we entered into a credit facility, as amended, that consists of up to $23.0 million in term loan borrowings and a $2.0 million accounts receivable revolving line of credit. All borrowings under the credit facility have a maturity date of July 2016. The term loans bear interest at fixed rates based on the three-month LIBOR rate plus 8.39% (subject to a LIBOR floor of 0.50%) at the time of borrowing and borrowings under the revolving line of credit bear interest at the Prime Rate plus 3.70% (subject to a floor of 6.95%). At December 31, 2013, the Prime Rate was equal to 3.25%. We are also required to pay a fee of 0.075% per month on the unused portion of the revolver borrowings. Through January 2014, we are required to only pay interest on all outstanding term borrowings. Following the expiration of the interest only payment period, we are required to pay principal and interest in 30 equal monthly payments, plus an end of term payment equal to 5.5% of the amount borrowed. We may at our option prepay all of the term loan borrowings by paying the lender, among other things, all principal and accrued interest, the end of term payment plus a make-whole premium.

During 2012, we incurred $13.0 million in term loan borrowings at an interest rate of 8.89%. In connection with the credit facility, we issued warrants to purchase an aggregate of 76,940 shares of Series D preferred stock at an exercise price of $8.45 per share and 20,837 shares of Series E preferred stock at an exercise price of $14.40 per share. The warrants have a ten-year term and an aggregate fair value at issuance of $648,000. The warrants were valued at the date of issuance using the Black-Scholes option pricing model with the following assumptions: fair value of preferred stock equal to exercise price of warrant, volatility of 58.0 to 61.0% and a risk free interest rates of 1.63 to 2.20%. The warrants were treated as debt discount and are being amortized over the term of the debt. In connection with our initial public offering, these warrants became exercisable for shares of common stock.

In April 2013, we incurred an additional $5.0 million in term loan borrowings under the credit facility at an interest rate of 8.89%. In connection with this borrowing, we issued warrants to purchase an aggregate of 10,418 shares of Series E preferred stock, which were valued at the date of issuance at $137,000 using the Black-Scholes option pricing model with the following assumptions: fair value of preferred stock equal to the exercise price of the warrants, volatility of 57.0% and a risk-free interest rate of 1.7%. In connection with ou initial public offering, these warrants became exercisable for shares of common stock.

The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with affiliates. In addition, we must comply with a financial covenant based on non-Prosigna revenue. This financial covenant is measured monthly on a trailing three month basis. We were in compliance with all covenants as of December 31, 2013. Our obligations under the credit facility are secured by substantially all of our assets other than intellectual property.

Convertible Promissory Notes

In June 2011 and September 2011, we issued approximately $5.0 million aggregate principal amount of our subordinated convertible promissory notes to existing investors. Interest on the notes accrued on the unpaid principal balance at 8.0% per year. The principal amount of and accrued interest on the subordinated convertible notes converted into an aggregate of 602,172 shares of our Series D preferred stock in November 2011. In addition, we issued warrants to purchase an aggregate of 118,368 shares of our Series D preferred stock at an exercise price of $8.45 per share to the holders of the subordinated convertible notes. These warrants will expire upon the earliest of (1) November 1, 2018, (2) a change in control of our company and (3) the sale of all or substantially all of our assets. Following our initial public offering, such warrants became exercisable for shares of our common stock.

2010 Loan and Security Agreement

In November 2010, we amended our then-existing loan and security agreement to provide for up to $2.0 million of equipment term borrowings and, subject to certain conditions, up to $3.0 million in revolver borrowings. Under the agreement, we incurred $1.9 million of equipment term borrowings, which were payable over periods of up to 36 months in equal monthly installments of principal and interest. In addition, we incurred maximum borrowings under the revolver of $2.7 million. All of the indebtedness incurred under the 2010 loan and security agreement was repaid in 2012 in connection with the entry into our existing credit facility.

We also issued the lender warrants to purchase 4,691 shares of our Series B preferred stock at an exercise price of $17.47 per share. After giving effect to the anti-dilution provisions of such warrant, in connection with our initial public offering, these warrants became exercisable for 7,315 shares of our common stock. These warrants will expire in October 2014.

Use of Funds

Our principal uses of cash are funding our operations, satisfaction of our obligations under our debt instruments, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing research business and in developing Prosigna and preparing it for commercialization. As a result, our cash used in operating activities has either remained relatively constant or increased. We expect our operating cash requirements to increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems among research customers and clinical laboratories, (2) commercialize, and conduct studies to expand the clinical utility of, Prosigna, and (3) develop new applications, chemistry and instruments for our nCounter platform.

We may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash used in operating activities	$(31,346)	$(14,808)	$(10,692)
Cash used in investing activities	(32,955)	(428)	(2,800)
Cash provided by financing activities	52,550	26,060	19,994

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

Net cash used in operating activities for 2013 consisted of our net loss of $29.3 million and $3.8 million of cash used for working capital purposes. These uses were partially offset by $1.8 million of net non-cash income and expense items, such as depreciation and amortization, stock-based compensation and change in the fair value of preferred stock warrants.

Net cash used in operating activities for 2012 consisted of our net loss of $17.7 million and changes in our operating assets and liabilities of $0.4 million, which were partially offset by $3.3 million of non-cash expense items such as depreciation and amortization, stock-based compensation, revaluation of preferred stock warrant liability and amortization of debt discounts and issuance cost.

Net cash used in operating activities for 2011 consisted of our net loss of $10.9 million and changes in our operating assets and liabilities of $1.8 million, which were partially offset by $2.0 million of net non-cash income and expense items including depreciation and amortization, amortization of debt discounts and issuance costs and stock-based compensation.

Investing Cash Flows

Our most significant cash flows used in investing activities for 2013 are for the purchase of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

Excluding the purchase of short-term investments, net cash used in investing activities for each of the periods presented was primarily for the purchase of laboratory, manufacturing and computer equipment and software to support our expanding infrastructure. In 2011, we leased additional laboratory and office space and incurred $1.8 million in expenses related to leasehold improvements and our restricted cash related to this leased space increased by $0.1 million. In 2012 and 2013, we purchased lesser amounts of property and equipment required to support the growth and expansion of our operations.

Financing Cash Flows

Historically, we have funded our operations through the issuance of equity securities and the incurrence of indebtedness.

Net cash provided by financing activities for 2013 consisted of net proceeds of $47.4 million from our initial public offering, proceeds from term loan borrowings of $5.0 million and proceeds from exercise of stock options of $0.4 million. These proceeds were partially offset by repayments of borrowings of $0.2 million.

For 2012, net cash provided by financing activities consisted of $13.0 million of borrowing under our credit facility and $15.1 million from the issuance of Series E preferred stock. This was partially offset by repayments of borrowings under our 2010 loan and security agreement of $1.7 million and payments related to deferred offering costs of $0.6 million.

For 2011, net cash provided by financing activities consisted of the issuance of Series D preferred stock which generated proceeds of $14.9 million, issuance of our subordinated convertible notes which generated proceeds of $5.0 million and incurrence of an aggregate of $5.0 million of borrowings under our 2010 loan and security agreement, which were offset in part by repayment of $4.9 million of such borrowings.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2013.

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations(2)	$5,982	$2,167	$3,815	$—	$—
Long-term debt obligations(3)	18,807	6,342	12,465	—	—
Inventory purchase obligations(4)	2,998	2,998	—	—	—

Total	$27,787	$11,507	$16,280	$—	$—

(1)	Excludes royalty obligations based on net sales of products, including royalties payable to the Institute for Systems Biology, as any such amounts are not currently determinable.
(2)	Operating lease costs are primarily for office, laboratory and manufacturing space.
(3)	Includes principal and interest on long-term debt obligations.
(4)	Purchase obligations consist of contractual and legally binding commitments under outstanding purchase orders to purchase long lead time inventory items.

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

Revenue Recognition

We recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonably assured. We generate revenue from the sale of products and services. Our products consist of our proprietary nCounter Analysis System and related consumables, including Prosigna in vitro diagnostic kits. Services consist of extended warranties and service fees for assay processing. A delivered product or service is considered to be a separate unit of accounting when it has value to the customer on a stand-alone basis. Products or services have value on a stand-alone basis if they are sold separately by any vendor or if the customer could resell the delivered product.

Systems product revenue is recognized upon installation and calibration in geographic regions where such services are only available from our specialized technicians. In these regions, systems and related installation and calibration are considered to be one unit of accounting, as systems are required to be professionally installed and calibrated before use. In certain geographic regions, installation and calibration services are available from other vendors, and in such regions they are considered separate revenue elements. For systems sold for use solely to run Prosigna assays, training must be provided prior to system revenue recognition. Consumables, including in vitro diagnostic kits, are considered to be separate units of accounting as they are sold separately. Consumables product revenue is recognized upon shipment.

Service revenue is recognized when earned, which is generally upon the rendering of the related services. Service contracts and service fees for assay processing are each considered separate units of accounting as they are sold separately. We offer service contracts on our nCounter Analysis System for periods ranging from 12 to 36 months after the end of the standard 12-month warranty period. Service contracts are generally separately priced. Revenue from service contracts are deferred and recognized in income on a straight-line basis over the service period.

For arrangements with multiple deliverables, we allocate the contract consideration at the inception of the contract to the deliverables based upon their relative selling prices. To date, selling prices have been established by reference to vendor specific objective evidence based on stand-alone sales transactions for each deliverable.

Vendor specific objective evidence is considered to have been established when a substantial majority of individual sales transactions within the previous 12 month period fall within a reasonably narrow range, which we have defined to be plus or minus 15% of the median sales price of actual stand-alone sales transactions. We use our best estimate of selling price for individual deliverables when vendor specific objective evidence or third-party evidence is unavailable. Allocated revenue is only recognized for each deliverable when the revenue recognition criteria have been met.

Stock-based Compensation

Prior to the closing of our initial public offering, we granted stock options at exercise prices believed to be equal to the fair value of the common stock underlying such options as determined by the board of directors, with input from management, on the date of grant. Because such grants occurred prior to the public trading of our common stock, the board of directors exercised significant judgment in determining the fair market value of our common stock. The valuations were consistent with the guidance and methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Practice Aid, for all option grant dates. After the closing of the initial public offering, we granted stock options with exercise prices based on market prices.

We account for stock-based compensation at fair value. Stock-based compensation costs are recognized based on their grant date fair value estimated using the Black-Scholes option pricing model. Stock-based compensation expense recognized in the consolidated statements of operations is based on options ultimately expected to vest and has been reduced by an estimated forfeiture rate based on our historical and expected forfeiture patterns. We use the straight-line method of allocating compensation cost over the requisite service period of the related award.

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

Fair Value Measurements

We establish the fair value of our assets and liabilities using the price that would be received to sell an asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

Prior to the closing of our initial public offering, we recorded preferred stock warrant liability at fair value. Preferred stock warrant liability was categorized as Level 3 because it was valued based on unobservable inputs and our judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. We performed a fair value assessment of the preferred stock warrant inputs on a quarterly basis using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model are inherently subjective and involve significant judgment. Changes in our judgments could have had a material impact on our results of operations and financial position. Any change in fair value was recognized as a component of other income (expense) on the consolidated statements of operations.

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

At December 31, 2013, we had federal net operating loss carryforwards, or NOLs, of approximately $92.6 million and federal research and experimentation credit carryforwards of approximately $2.2 million, which may be used to reduce future taxable income or offset income taxes due. These NOLs and credit carryforwards expire beginning in 2023 through 2033.

Our realization of the benefits of the NOLs and credit carryforwards is dependent on sufficient taxable income in future fiscal years. We have established a valuation allowance against the carrying value of our deferred tax assets, as it is not currently more likely than not that we will be able to realize these deferred tax assets. In addition, utilization of NOLs and credits to offset future income subject to taxes may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, or the Code, and similar state provisions. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOL and credit carryforwards to expire unutilized. Future changes in our stock ownership as well as other changes that may be outside our control could potentially result in further limitations on our ability to utilize our net operating loss and tax credit carryforwards.

We do not anticipate that the amount of our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of NOLs in most jurisdictions, our tax years remain open for examination by taxing authorities back to the inception of the company.

Recent Accounting Pronouncements

We have reviewed recent accounting pronouncements and concluded that they are either not applicable to our business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in commodity prices and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Prices for our products are largely denominated in U.S. dollars and, as a result, we do not face significant risk with respect to foreign currency exchange rates.

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. We do not enter into investments for trading or speculative purposes. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on January 1, 2014 and sustained throughout the period ended December 31, 2014, would not be material.

As of December 31, 2013, the principal and accrued interest outstanding under our term borrowings was $18.3 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

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

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

NANOSTRING TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NanoString Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of NanoString Technologies, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 27, 2014

NanoString Technologies, Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except par value amounts)
Assets
Current assets:
Cash and cash equivalents	$9,941	$21,692
Short-term investments	32,715	—
Accounts receivable, net	8,331	3,322
Inventory	6,750	5,380
Prepaid expenses and other	2,999	1,320

Total current assets	60,736	31,714
Restricted cash	201	180
Deferred offering costs	29	1,765
Property and equipment, net	3,065	3,674
Other assets	341	73

Total assets	$64,372	$37,406

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,354	$2,865
Accrued liabilities	7,088	4,481
Deferred revenue, current portion	1,462	878
Deferred rent, current portion	590	764
Long-term debt, current portion	6,136	2,789

Total current liabilities	18,630	11,777
Deferred revenue, net of current portion	803	362
Deferred rent, net of current portion	1,313	1,903
Long-term debt, net of current portion	12,157	9,970
Preferred stock warrant liability	—	3,532

Total liabilities	32,903	27,544

Commitments and contingencies (Note 13)
Mandatorily redeemable convertible preferred stock, $0.0001 par value, 8,979 shares authorized; no shares outstanding at December 31, 2013; 8,118 shares issued and outstanding at December 31, 2012	—	103,622
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 15,000 shares authorized, no shares issued or outstanding at December 31, 2013; no shares authorized at December 31, 2012	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 14,620 and 411 shares issued and outstanding at December 31, 2013 and 2012, respectively	1	—
Additional paid in capital	158,278	—
Other comprehensive income	22	—
Accumulated deficit	(126,832)	(93,760)

Total stockholders’ equity (deficit)	31,469	(93,760)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$64,372	$37,406

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenue	$31,403	$22,973	$17,800

Costs and expenses:
Cost of revenue	15,009	12,361	9,777
Research and development	14,979	11,635	8,990
Selling, general and administrative	29,912	15,486	9,529

Total costs and expenses	59,900	39,482	28,296

Loss from operations	(28,497)	(16,509)	(10,496)

Other income (expense):
Interest income	68	21	10
Interest expense	(1,942)	(804)	(599)
Other income (expense)	(66)	(29)	80
Revaluation of preferred stock warrant liability	1,156	(387)	73

Total other income (expense)	(784)	(1,199)	(436)

Net loss	(29,281)	(17,708)	(10,932)
Accretion of mandatorily redeemable convertible preferred stock	(4,653)	(7,533)	(5,251)

Net loss attributable to common stockholders	$(33,934)	$(25,241)	$(16,183)

Net loss per share—basic and diluted	$(4.44)	$(71.10)	$(50.10)

Weighted average shares used in computing basic and diluted net loss per share	7,643	355	323

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net loss	$(29,281)	$(17,708)	$(10,932)
Other comprehensive income:
Unrealized gain on short-term investments	22	—	—

Comprehensive loss	$(29,259)	$(17,708)	$(10,932)

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.

Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period From December 31, 2010 Through December 31, 2013

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
		(In thousands, except share amounts)
Balances at December 31, 2010	557,339	$13,250	515,836	$11,800	3,551,060	$32,837	—	$—	—	$—	322,325	$—	$—	$—	$(53,517)	$(53,517)
Issuance of Series D preferred stock, net of issuance costs of $559	—	—	—	—	—	—	2,430,054	17,819	—	—	—	—	—	—	—	—
Accretion of preferred stock	—	1,133	—	993	—	2,777	—	348	—	—	—	—	(249)	—	(5,002)	(5,251)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	2,204	—	6	—	—	6
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	243	—	—	243
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,932)	(10,932)

Balances at December 31, 2011	557,339	14,383	515,836	12,793	3,551,060	35,614	2,430,054	18,167	—	—	324,529	—	—	—	(69,451)	(69,451)
Issuance of Series E preferred stock, net of issuance costs of $185	—	—	—	—	—	—	—	—	1,063,951	15,132	—	—	—	—	—	—
Accretion of preferred stock	—	1,222	—	1,072	—	2,978	—	2,156	—	105	—	—	(932)	—	(6,601)	(7,533)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	85,135	—	183	—	—	183
Exercise of common stock warrant	—	—	—	—	—	—	—	—	—	—	1,562	—	4	—	—	4
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	745	—	—	745
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,708)	(17,708)

Balances at December 31, 2012	557,339	15,605	515,836	13,865	3,551,060	38,592	2,430,054	20,323	1,063,951	15,237	411,226	—	—	—	(93,760)	(93,760)
Accretion of preferred stock	—	683	—	577	—	1,604	—	1,140	—	649	—	—	(862)	—	(3,791)	(4,653)
Issuance of common stock from initial public offering net of issuance costs of $7,180	—	—	—	—	—	—	—	—	—	—	5,400,000	—	46,820	—	—	46,820
Conversion of preferred stock into common stock at initial public offering	(557,339)	(16,288)	(515,836)	(14,442)	(3,551,060)	(40,196)	(2,430,054)	(21,463)	(1,063,951)	(15,886)	8,631,427	1	108,274	—	—	108,275
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	—	—	—	—	—	—	—	—	—	—	2,514			2,514
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	177,165	—	387	—	—	387
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,145	—	—	1,145
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,281)	(29,281)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	22	—	22

Balances at December 31, 2013	—	$—	—	$—	—	$—	—	$—	—	$—	14,619,818	$1	$158,278	$22	$(126,832)	$31,469

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities:
Net loss	$(29,281)	$(17,708)	$(10,932)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,777	1,947	1,454
Amortization of debt discount	213	136	330
Stock-based compensation	1,145	745	243
Revaluation of preferred stock warrant liability	(1,156)	387	(73)
Amortization of premium on short-term investments	(518)	—	—
Interest accrued on convertible promissory notes	—	—	87
Interest accrued on long-term note loan	259	90	—
Loss on disposal of property and equipment	1	3	—
Changes in operating assets and liabilities
Accounts receivable	(5,009)	(210)	(965)
Inventory	(1,370)	(1,884)	(1,338)
Prepaid expenses and other	(1,679)	221	(1,100)
Related party loans and other assets	(268)	118	(58)
Accounts payable	1,601	103	(1,231)
Accrued liabilities	2,678	1,830	781
Deferred revenue	1,025	146	624
Deferred rent	(764)	(732)	1,486

Net cash used in operating activities	(31,346)	(14,808)	(10,692)

Investing activities:
Purchases of property and equipment	(759)	(428)	(2,688)
Purchases of short-term investments	(32,175)	—	—
Increase in restricted cash	(21)	—	(112)

Net cash used in investing activities	(32,955)	(428)	(2,800)

Financing activities:
Proceeds from issuance of preferred stock and warrants	—	15,132	14,883
Proceeds from initial public offering	47,374	—	—
Proceeds from issuance of convertible promissory notes and warrants	—	—	5,000
Proceeds from issuance of long-term debt	5,000	13,000	5,004
Repayment of long-term debt	(211)	(1,706)	(4,899)
Deferred offering costs	—	(553)	—
Proceeds from exercise of stock options and warrants	387	187	6

Net cash provided by financing activities	52,550	26,060	19,994

Net increase (decrease) in cash and cash equivalents	(11,751)	10,824	6,502

Cash and cash equivalents:
Beginning of year	21,692	10,868	4,366

End of year	$9,941	$21,692	$10,868

Supplemental disclosures:
Accretion of preferred stock	$4,653	$7,533	$5,251
Accrual of offering costs	29	1,212	—
Cash paid for interest	1,474	563	167
Issuance of preferred stock warrants with debt	138	648	661
Issuance of preferred stock warrants with equity	—	—	1,867
Conversion of convertible promissory notes and accrued interest into Series D preferred stock	—	—	5,087
Conversion of convertible preferred stock to common stock	108,275	—	—
Conversion of convertible preferred stock warrants to common stock warrants	2,514	—	—
Non-cash capital lease	410	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s technology enables direct detection, identification and quantification of individual target molecules in a biological sample by attaching a unique color coded fluorescent reporter to each target molecule of interest. The Company markets its proprietary nCounter Analysis System, consisting of instruments and consumables, including its Prosigna Breast Cancer Assay, to academic, government and biopharmaceutical and clinical laboratories.

The Company has incurred losses to date and expects to incur additional losses in the foreseeable future. The Company continues to devote the majority of its resources to the growth of its business in accordance with its business plan. The Company’s activities have been financed primarily through the sale of equity securities and incurrence of indebtedness, and to a lesser extent, capital leases and other borrowings.

Reverse Stock Split

On June 12, 2013, the Company effected a 1-for-32 reverse stock split of its common stock and preferred stock. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

Initial Public Offering

On June 25, 2013, the Company’s registration statement on Form S-1 was declared effective. This registration statement related to its initial public offering, in which the Company sold 5,400,000 shares of common stock at a price of $10.00 per share. The shares began trading on the NASDAQ Global Market on June 26, 2013. All outstanding shares of the Company’s mandatorily redeemable convertible preferred stock converted into shares of common stock in connection with the initial public offering. Following the initial public offering, there were no shares of preferred stock outstanding.

2. Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries, NanoString Technologies International, Inc., NanoString Technologies Asia Pacific Limited, NanoString Technologies Europe Limited, Nanostring Technologies Germany GmbH, Nanostring Technologies Singapore Pte Limited and NanoString Technologies SAS. Each of these subsidiaries operates as a sales and support office. The functional currency of each subsidiary is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and that affect the reported amounts of revenue and expenditures during the reporting period. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the estimation of the fair value of the Company’s equity securities and the calculation of stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with purchased maturities of three months or less to be cash equivalents. The Company’s cash equivalents consist principally of funds maintained in depository accounts. The Company invests its cash and cash equivalents with major financial institutions; at times these investments exceed federally insured limits.

Investments

The Company classifies its securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity. Realized gains, realized losses and declines in the value of securities judged to be other-than-temporary, are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts are included in other income (expense). Interest and dividends earned on all securities are included in other income (expense). Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

If the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged against other income (expense).

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from customers based on their outstanding invoices. Management reviews accounts receivable regularly to determine if any receivable will potentially be uncollectible and to estimate the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. This estimate was made by analyzing the status of significant past due receivables and by establishing provisions for estimated losses by analyzing current and historical bad debt trends. At December 31, 2013 and 2012, no allowance for doubtful accounts was recorded.

Concentration of Credit Risks

Cash, cash equivalents and short-term investments are invested in accordance with the Company’s investment policy. The policy includes guidelines for the investment of cash reserves and is reviewed periodically to minimize credit risk. The Company also has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ financial position and generally extends credit on account without collateral.

The Company did not have any customers that individually represented more than 10% of total revenue during the years ended December 31, 2013, 2012 and 2011.

The Company had no customers that represented more than 10% of total accounts receivable at December 31, 2013 and 2012.

The Company is also subject to supply chain risks related to the outsourcing of the manufacturing of its instruments to sole suppliers. Although there are a limited number of manufacturers for instruments of this type, the Company believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

Fair value of financial instruments

The recorded amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Investments that are classified as available-for-sale are recorded at fair value. The fair value for securities held is determined using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The recorded amount of the Company’s long-term debt approximates fair value because the related interest rates approximate rates currently available to the Company.

Inventory

Inventory consists of finished goods, work in process, raw materials and certain component parts to be used in manufacturing the Company’s products. Inventory is stated at the lower of cost or market. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs and market represents the lower of replacement cost or estimated net realizable value. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving or impaired items.

The Company outsources the manufacturing of its instruments to third-party contract manufacturers who manufacture them to certain specifications and source certain raw materials from sole source providers. Major delays in shipments, inferior quality, insufficient quantity or any combination of these or other factors may harm the Company’s business and results of operations. In addition, the inability of one or more of these suppliers to provide the Company with an adequate supply of its products or raw materials or the loss of one or more of these suppliers may cause a delay in the Company’s ability to fulfill orders while it obtains a replacement supplier and may harm the Company’s business and results of operations.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Manufacturing equipment is amortized over five years, computer equipment is generally depreciated over three years, furniture and fixtures are depreciated over five years and leasehold improvements are amortized over the life of the related assets or the term of the lease, whichever is less. Expenditures for additions are capitalized and expenditures for maintenance and repairs are expensed as incurred. Gains and losses from the disposal of property and equipment are reflected in the consolidated statements of operations in the year of disposition.

Leases and Leasehold Improvements

Rent expense for leases that provide for scheduled rent increases during the lease term is recognized on a straight-line basis over the term of the related lease. Leasehold improvements that are funded by landlord incentives or allowances are recorded in property and equipment and as a component of deferred rent and are amortized as a reduction of rent expense over the term of the related lease.

Impairment of Long-Lived Assets

The Company recognizes impairment losses on long-lived assets when indicators of impairment are present and the anticipated undiscounted cash flows to be generated by those assets are less than the asset’s carrying values. The Company has not experienced any impairment losses on its long-lived assets during the periods presented.

Deferred Offering Costs

Deferred offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through public offerings of the Company’s common stock. Costs are deferred until the completion of the applicable offering, at which time they are reclassified to additional paid-in capital as a reduction of the proceeds. The Company accrued approximately $29,000 and $1.8 million of deferred offering costs as a non-current asset in the consolidated balance sheet as of December 31, 2013 and 2012, respectively.

Segments

The Company follows the authoritative literature that established annual and interim reporting standards for enterprises’ operating segments and related disclosures about its products and services, geographic regions and major customers. Operating segments are defined as components of an entity for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer, who manages the operations and evaluates the financial performance on a total Company basis. The Company’s principal operations and decision-making functions are located at its corporate headquarters in the United States.

Until the fourth quarter of 2013, the Company operated in two reportable segments, its life sciences business and its diagnostics business. In November 2013, the Company’s nCounter Dx Analysis System FLEX Configuration was launched, enabling customers to perform both research and clinical testing on the same instrument. The Company has one sales force that now sells these systems to both research and diagnostic testing labs, and has launched its first product, nCounter Elements GPRs, that can be used for both research and diagnostic testing. As a result of these fundamental changes to its business, the Company began operating as a single reportable segment during the fourth quarter of 2013.

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

Systems product revenue is recognized upon installation and calibration in geographic regions where such services are only available from the Company’s specialized technicians. In these regions, systems and related installation and calibration are considered to be one unit of accounting, as systems are required to be professionally installed and calibrated before use. In certain geographic regions, installation and calibration services are available from other vendors, and in such regions they are considered separate revenue elements. Consumables are considered to be separate units of accounting as they are sold separately. Consumables product revenue is recognized upon shipment.

Service revenue is recognized when earned, which is generally upon the rendering of the related services. Service contracts and service fees for assay processing are each considered separate units of accounting as they are sold separately. The Company offers service contracts on its nCounter Analysis System for periods ranging from 12 to 36 months after the end of the standard 12-month warranty period. Service contracts are generally separately priced. Revenue from service contracts is deferred and recognized in income on a straight-line basis over the service period.

For arrangements with multiple deliverables, the Company allocates the contract consideration at the inception of the contract to the deliverables based upon their relative selling prices. To date, selling prices have been established by reference to vendor specific objective evidence based on stand-alone sales transactions for each deliverable. Vendor specific objective evidence is considered to have been established when a substantial majority of individual sales transactions within the previous 12 month period fall within a reasonably narrow range, which the Company has defined to be plus or minus 15% of the median sales price of actual stand-alone sales transactions. The Company uses its best estimate of selling price for individual deliverables when vendor specific objective evidence or third-party evidence is unavailable. Allocated revenue is only recognized for each deliverable when the revenue recognition criteria have been met.

Cost of Revenue

Cost of revenue consists primarily of costs incurred in the production process, including costs of purchasing instruments from third-party contract manufacturers, consumable component materials and assembly labor and overhead, installation, warranty, service and packaging and delivery costs. In addition, cost of revenue includes royalty costs for licensed technologies included in the Company’s products, provisions for slow-moving and obsolete inventory and stock-based compensation expense. Cost of revenue for instruments and consumables is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of revenue in the consolidated statements of operations.

Reserve for Product Warranties

The Company generally provides a one-year warranty on its nCounter Analysis Systems and establishes an accrual based on historical product failure rates and actual warranty costs incurred. Warranty expense is recorded as a component of cost of revenue in the consolidated statements of operations.

Changes in the Company’s warranty reserve and related costs were as follows:

(In thousands)
Warranty reserve, December 31, 2010	$63
Cost of warranty claims	(518)
Warranty accrual	622

Warranty reserve, December 31, 2011	167
Cost of warranty claims	(244)
Warranty accrual	325

Warranty reserve, December 31, 2012	248
Cost of warranty claims	(191)
Warranty accrual	301

Warranty reserve, December 31, 2013	$358

Research and Development

Research and development expenses, consisting primarily of salaries and benefits, occupancy costs, laboratory supplies, clinical study costs, contracted services, consulting fees and related costs, are expensed as incurred.

Selling, General and Administrative

Selling expenses consist primarily of personnel related costs for sales and marketing, contracted services, and service fees and are expensed as the related costs are incurred. Advertising costs are charged to operations as incurred and are included in sales and marketing expenses. Advertising costs totaled approximately $3.3 million, $590,000 and $417,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

General and administrative expenses consist primarily of personnel related costs for the Company’s finance, human resources, business development, legal and general management, as well as professional fees for services such as legal and accounting services. General and administrative expenses are expensed as they are incurred.

Income Taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and income tax bases of assets and liabilities and are measured using the tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

The Company determines whether a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value method. Stock-based compensation costs are based on option awards granted and vested based on their grant-date fair value, estimated using the Black-Scholes option pricing model. The Company uses the straight-line attribution method for recognizing compensation expense.

The Company recognizes compensation expense for only the portion of options expected to vest. Therefore, management applied an estimated forfeiture rate that was derived from historical employee termination behavior. If the actual number of forfeitures differs from these estimates, adjustments to compensation expense may be required in future periods.

Guarantees and Indemnifications

In the normal course of business, the Company guarantees and/or indemnifies other parties, including vendors, lessors and parties to transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. It is not possible to determine the maximum potential amount the Company could be required to pay under these indemnification agreements, since the Company has not had any prior indemnification claims, and each claim would be based upon the unique facts and circumstances of the claim and the particular provisions of each agreement. In the opinion of management, any such claims would not be expected to have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. The Company did not have any related liabilities recorded at December 31, 2013 and 2012.

Comprehensive Income

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on short-term investments are included in comprehensive income.

Recent Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

3. Short-term Investments

Short-term investments consisted of available-for-sale securities at December 31, 2013 as follows:

Type of security	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. government-related debt securities	$1,565	$1	$—	$1,566
Corporate debt securities	31,128	24	(3)	31,149

Total available-for-sale securities	$32,693	$25	$(3)	$32,715

The Company did not have available-for-sale securities at December 31, 2012.

The fair values of available-for-sale securities by contractual maturity at December 31, 2013 were as follows (in thousands):

Maturing in one year or less	$26,725
Maturing after one year through three years	5,990

Total available-for-sale securities	$32,715

4. Fair Value Measurements

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

Level 3 Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows:

As of December 31, 2013	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents:
Money market fund	$8,454	$—	$—	$8,454
Short-term investments:
U.S. government-related debt securities	—	1,566	—	1,566
Corporate debt securities	—	31,149	—	31,149

Total	$8,454	$32,715	$—	$41,169

As of December 31, 2012	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents:
Money market fund	$20,510	$—	$—	$20,510

Prior to the Company’s initial public offering, the Company had mandatorily redeemable convertible preferred stock which contained certain redemption provisions that precluded equity classification. Accordingly, warrants to purchase this mandatorily redeemable convertible preferred stock were classified as liabilities for the periods presented. These preferred stock warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense).

The Company’s preferred stock warrants were categorized as Level 3 because they were valued based on unobservable inputs and management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. The Company performed a fair value assessment of the preferred stock warrant inputs on a quarterly basis using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model are inherently subjective and involve significant judgment. Any change in fair value was recognized as a component of other income (expense) in the consolidated statements of operations. Upon the closing of the Company’s initial public offering, all warrants to purchase preferred stock were converted to warrants to purchase common stock and these warrants are no longer re-measured to fair value at each reporting date.

The Company’s preferred stock warrant liabilities by level within the fair value hierarchy were as follows:

As of December 31, 2012	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
	(In thousands)
Preferred stock warrant liability	$—	$—	$3,532	$3,532

The Company may elect to apply fair value to its financial assets and liabilities on an instrument-by-instrument basis. The Company has not elected to apply the fair value option to any eligible financial assets or liabilities in 2013, 2012 or 2011.

5. Inventory

Inventory consisted of the following at December 31:

	2013	2012
	(In thousands)
Raw materials	$2,164	$2,120
Work in process	2,198	962
Finished goods	2,388	2,298

	$6,750	$5,380

6. Prepaid Expenses and Other

Prepaid expenses and other consisted of the following at December 31:

	2013	2012
	(In thousands)
Prepaid royalties	$163	$175
Deposits for inventory	1,577	883
Other	1,259	262

	$2,999	$1,320

7. Property and Equipment

Property and equipment consisted of the following at December 31:

	Useful Life (Years)	2013	2012
		(In thousands)
Manufacturing equipment	5	$3,333	$2,854
Prototype systems	2	1,893	1,893
Computer equipment	3	1,325	651
Furniture and fixtures	5	543	517
Leasehold improvements	Various	4,713	4,713
Construction in progress		—	14

		11,807	10,642
Less: Accumulated depreciation and amortization		(8,742)	(6,968)

		$3,065	$3,674

Prototype systems consist of digital imagers and liquid handling robots used in internal testing and other development activities.

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 totaled approximately $1.8 million, $1.9 million and $1.5 million, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2013	2012
	(In thousands)
Salaries and bonuses	$4,701	$2,071
Clinical study costs	539	847
Accounting and legal	272	491
Other accrued liabilities	1,576	1,072

	$7,088	$4,481

9. Long-Term Debt

In 2012, the Company entered into a credit facility, as amended, that consists of up to $23.0 million in term loan borrowings and a $2.0 million accounts receivable revolving line of credit. All borrowings under the credit facility have a maturity date of July 2016. The term loans bear interest at fixed rates based on the three-month LIBOR rate plus 8.39% (subject to a LIBOR floor of 0.50%) at the time of borrowing and borrowings under the revolving line of credit bear interest at the Prime Rate plus 3.70% (subject to a floor of 6.95%). At December 31, 2013, the Prime Rate was equal to 3.25%. We are also required to pay a fee of 0.075% per month on the unused portion of the revolver borrowings. Through January 2014, the Company is required to only pay interest on all outstanding term borrowings. Following the expiration of the interest only payment period, the Company is required to pay principal and interest in 30 equal monthly payments, plus an end of term payment equal to 5.5% of the amount borrowed. The Company may at its option prepay all of the term loan borrowings by paying the lender, among other things, all principal and accrued interest, the end of term payment plus a make-whole premium.

During 2012, the Company incurred $13.0 million in term loan borrowings at an interest rate of 8.89%. In connection with the credit facility, the Company issued warrants to purchase an aggregate of 76,940 shares of Series D preferred stock at an exercise price of $8.45 per share and 20,837 shares of Series E preferred stock at an exercise price of $14.40 per share. The warrants have a ten-year term and an aggregate fair value at issuance of $648,000. The warrants were valued at the date of issuance using the Black-Scholes option pricing model with the following assumptions: fair value of preferred stock equal to exercise price of warrant, volatility of 58.0 to 61.0% and a risk free interest rates of 1.63 to 2.20%. The warrants were treated as debt discount and are being amortized over the term of the debt. In connection with the Company’s initial public offering, these warrants became exercisable for shares of the Company’s common stock.

In April 2013, the Company incurred an additional $5.0 million in term loan borrowings under the credit facility at an interest rate of 8.89%. In connection with this borrowing, the Company issued warrants to purchase an aggregate of 10,418 shares of Series E preferred stock, which were valued at the date of issuance at $138,000 using the Black-Scholes option pricing model with the following assumptions: fair value of preferred stock equal to the exercise price of the warrants, volatility of 57.0% and a risk-free interest rate of 1.7%. In connection with the Company’s initial public offering, these warrants became exercisable for shares of the Company’s common stock.

The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of the Company’s capital stock, make investments or engage in transactions with its affiliates. In addition, the Company must comply with a financial covenant based on non-Prosigna revenue. This financial covenant is measured monthly on a trailing three month basis. The Company was in compliance with all covenants as of December 31, 2013. The Company’s obligations under the credit facility are collateralized by substantially all of its assets other than intellectual property.

In August 2013, the Company entered into an equipment lease of hardware, software and capitalized installation costs over a lease term of three years expiring July 2016. The amount financed totaled approximately $410,000 and is being repaid over the term of the lease. The lease is interest free and ownership of the property transfers to the Company at the end of the term.

Pursuant to an office building lease, the owner of the building financed a portion of tenant improvements under an arrangement in which the Company is obligated to pay the amount financed over the term of the lease. The amount financed totaled $843,000 and is being repaid over the original five-year term of the lease. Interest accrues on the unpaid balance at a rate of 10% per annum.

Borrowings, including current portion, consisted of the following at December 31:

	2013	2012
	(In thousands)
Landlord payable	$49	$235
Capital lease	410	—
Term loans payable	18,348	13,115

	18,807	13,350
Less: Unamortized debt discount	(514)	(591)
Current portion	(6,136)	(2,789)

Non-current portion	$12,157	$9,970

Scheduled future payments for principal obligations under outstanding debt facilities were as follows at December 31:

2013
(In thousands)
2014	$6,342
2015	7,458
2016	5,007
2017	—
2018	—

$18,807

10. Common Stock and Preferred Stock

Prior to the completion of its initial public offering in July 2013, the Company was authorized to issue common stock and Series A, Series B, Series C, Series D and Series E convertible preferred stock. Immediately prior to the completion of the Company’s initial public offering, all of the outstanding shares of convertible preferred stock automatically converted into 8,631,427 shares of common stock.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred Stock

Pursuant to the amended and restated certificate of incorporation filed by the Company immediately prior to the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2013, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

Mandatorily Redeemable Convertible Preferred Stock

Prior to the completion of the Company’s initial public offering, the Company issued Series A, Series B, Series C, Series D and Series E convertible preferred stock (collectively, the “Preferred Stock”).

The convertible preferred stock contained a provision that at any time after November 29, 2017 and upon 30 day notice from the holders of 65% of the outstanding Preferred Stock, such holders could compel the Company to redeem, from any funds legally available, all or part of the Preferred Stock and any accumulated or declared but unpaid dividends thereon. The Company accordingly recorded the Preferred Stock as mandatorily redeemable securities.

The redemption value of the Preferred Stock was equal to the original issue price with interest compounded from the original issuance date to the first installment redemption date at a rate of 8% compounded quarterly. The Company recorded accretion related to issue costs and dividends of Series A, Series B, Series C, Series D and Series E preferred stock totaling approximately $4.7 million, $7.5 million and $5.3 million for the years ended December 31, 2013 and 2012 and 2011, respectively. The Company also accreted any related issuance costs or discounts.

Mandatorily redeemable convertible preferred stock at December 31, 2012 was as follows:

Mandatorily Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Liquidation Preference	Book Value
			(Amounts in thousands)
Series A	564,083	557,339	$15,628	$15,605
Series B	520,839	515,836	14,045	13,865
Series C	3,659,375	3,551,060	38,709	38,592
Series D	3,125,000	2,430,054	22,510	20,323
Series E	1,109,375	1,063,951	23,078	15,237

	8,978,672	8,118,240	$113,970	$103,622

Immediately prior to the completion of the Company’s initial public offering, each share of Series A preferred stock was converted into common stock on a 1.403030-for-one basis, each share of Series B preferred stock was converted into common stock on a 1.559429-for-one basis and each share of Series C, D and E preferred stock was converted into common stock on a one-for-one basis. The aggregate outstanding shares of convertible preferred stock automatically converted into 8,631,427 shares of common stock.

Warrants

As of December 31, 2012, there were a total of 604,563 warrants to purchase preferred stock outstanding. In April 2013, the Company issued warrants to purchase an aggregate of 10,418 shares of its Series E preferred stock with a term of 10 years. Prior to the completion of the initial public offering, the warrants to purchase preferred stock were recorded as liabilities and measured at fair value at each reporting date. The following information summarizes the carrying value of the warrants to purchase shares of the Company’s preferred stock:

(In thousands)
Balance at December 31, 2010	$42
Issuance of preferred stock warrants	2,528
Warrant revaluation	(73)

Balance at December 31, 2011	2,497
Issuance of preferred stock warrants	648
Warrant revaluation	387

Balance at December 31, 2012	3,532
Issuance of preferred stock warrants	138
Warrant revaluation	(1,156)
Reclassification to common stock warrants	(2,514)

Balance at December 31, 2013	$—

All preferred stock warrants were converted into warrants to purchase common stock upon the effectiveness of the initial public offering. The preferred stock warrant liability was reclassified to stockholders’ equity and recorded as common stock warrants upon the closing of the Company’s initial public offering. These warrants are no longer re-measured to fair value at each reporting date. As of December 31, 2013 there were 617,605 common stock warrants outstanding with a weighted average exercise price of $8.78 per common stock warrant.

11. Stock Based Compensation

Stock Option Plans

The Company’s 2004 Stock Option Plan and 2013 Equity Incentive Plan authorize the grant of options to employees and consultants for up to 3,948,533 shares of the Company’s common stock as of December 31, 2013. All options granted have a ten-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. The Board of Directors determines the option exercise price and may designate stock options granted as either incentive or nonstatutory stock options. The Company generally grants stock options to employees with exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant.

A summary of the Company’s employee stock option activity and related information follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	1,686,179	$2.28	8.59	$7,486
Granted	669,030	9.17
Canceled	(65,410)	2.24
Exercised	(177,165)	2.16

Outstanding at December 31, 2013	2,112,632	$4.47	8.12	$26,968

December 31, 2013:
Options vested and expected to vest	2,087,810	$4.46	8.11	$26,687
Options exercisable	872,414	$2.48	7.39	$12,875

The total fair value of stock options vested during the year ended December 31, 2013 was $920,000.

The following table summarizes information about the Company’s options outstanding at December 31, 2013:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Remaining Contractual Life in Years
$0.32 – 1.92	862,856	8.18	416,309	8.13
2.24 – 3.84	457,740	6.48	369,142	6.41
5.12 – 6.72	418,030	8.35	85,309	7.92
8.96 – 12.50	374,006	9.73	1,654	9.79

	2,112,632		872,414

The fair value of each employee option grant as of December 31 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012	2011
Risk-free interest rates	1.05%–1.95%	0.85%–1.44%	2.2%–3.14%
Expected term (years)	6.25	6.25	6.25
Expected dividend yield	—	—	—
Volatility	57.0%–58.0%	54.0%–61.0%	73.0%

The risk-free interest rates are based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. For purposes of determining the expected term of the awards in the absence of sufficient historical data relating to stock-option exercises, the Company applies a simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The Company has not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The Company based its expected volatility on the estimated volatility of similar companies whose share prices are publicly available.

Options granted during the years ended December 31, 2013, 2012, 2011 were granted at exercise prices that the Company’s board of directors believed to be equal to the fair value of the common stock underlying such options on the date of grant. Prior to completion of its initial public offering, the Company assessed its estimate of fair value of its common stock for financial reporting purposes given the Company’s improving financial performance and prospects, evolving belief that an initial public offering was increasingly viable and the generally improving conditions in the capital markets. Following this assessment, it was determined that for financial reporting purposes the fair value of the Company’s common stock was higher than the board of directors’ fair market value estimate for certain options previously granted. In 2013 and 2012, the Company granted options of 101,487 and 988,268, respectively, that were subsequently determined to be granted at exercise prices that were less than the estimated per share value of the underlying common stock on the date of grant. The valuations of these stock options were adjusted to reflect the increase in estimated fair value of the underlying stock options. The weighted-average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $5.30, $1.59 and $1.83, respectively.

The aggregate intrinsic value for options exercised during the years ended December 31, 2013, 2012 and 2011 was $681,000, $161,000 and $0, respectively, determined as of the date of option exercise.

Stock compensation expense for the years ended December 31 was as follows:

	2013	2012	2011
	(In thousands)
Cost of revenue	$49	$71	$4
Research and development	273	204	26
Selling, general and administrative	823	470	213

Total stock-based compensation expense	$1,145	$745	$243

At December 31, 2013, the total unrecognized compensation cost was approximately $4.1 million and will be recognized on a straight-line basis over the weighted-average remaining service period of approximately three years.

12. Income Taxes

Loss before income taxes for the years ended December 31 consisted of the following:

	2013	2012	2011
	(In thousands)
Domestic	$(28,746)	$(17,618)	$(10,966)
Foreign	(535)	(90)	34

Loss before income taxes	$(29,281)	$(17,708)	$(10,932)

Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax loss as a result of the following for the years ended December 31:

	2013	2012	2011
	(In thousands)
Income tax provision at statutory rate	$(9,955)	$(6,021)	$(3,717)
Nondeductible items	(32)	349	25
Change in tax credits	(893)	39	(202)
Change in valuation allowance	10,965	5,894	3,963
Other	(85)	(261)	(69)

	$—	$—	$—

At December 31, 2013, the Company had net operating loss carryforwards of approximately $92.6 million which will begin to expire in 2023 through 2033. In addition, at December 31, 2013, the Company had research and development tax credit carryforwards of approximately $2.2 million.

The Company does not expect to utilize any of its net operating loss and tax credit carryforwards in the near term. The Company may have already experienced one or more ownership changes. Depending on the timing of any future utilization of its carryforwards, the Company may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, the Company does not believe such limitations will cause its carryforwards to expire unutilized. Future changes in the Company’s stock ownership as well as other changes that may be outside the Company’s control could potentially result in further limitations on the Company’s ability to utilize its net operating loss and tax credit carryforwards.

The effect of temporary differences and carryforwards that give rise to deferred tax assets for the years ended December 31 were as follows:

	2013	2012
	(In thousands)
Net operating loss carryforwards	$31,989	$21,569
Research and development tax credit carryforwards	1,654	761
Other	2,369	2,717

Total deferred tax assets	36,012	25,047
Less: Valuation allowance	(36,012)	(25,047)

Net deferred tax assets	$—	$—

The Company has recorded a full valuation allowance related to its deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets.

The table below summarizes changes in the deferred tax asset valuation allowance:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(In thousands)
Deferred tax valuation allowance:
For year ended December 31, 2011	$15,190	$3,963	$—	$19,153
For year ended December 31, 2012	19,153	5,894	—	25,047
For year ended December 31, 2013	25,047	10,965	—	36,012

The total balance of unrecognized gross tax benefits for the years ended December 31 was as follows:

	2013	2012	2011
	(In thousands)
Unrecognized tax benefits at beginning of year	$253	$267	$199
Additions (reductions) based on current year tax positions	298	(14)	68

Unrecognized tax benefits at end of year	$551	$253	$267

The Company classifies applicable interest and penalties on amounts due to tax authorities as a component of the provision for income taxes. The amount of accrued interest and penalties recorded in 2013, 2012 or 2011 was not material. We do not anticipate that the amount of our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of net operating loss carryforwards in most jurisdictions, our tax years remain open for examination by U.S. taxing authorities back to 2004.

13. Commitments and Contingencies

The Company leases its office space and certain office equipment under noncancelable operating leases. During 2011, the Company amended its existing office space lease to take additional space and extend the term of the office lease through August 2016. In December 2013, the Company entered into an additional office building lease. The initial term of the thirty-one month lease commences February 2014. The Company is obligated to pay approximately $264,000 in annual base rent in the first year, which shall increase by approximately 2.5% each year. Rent expense totaled approximately $1.2 million, $856,000 and $807,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has purchase obligations totaling $3.0 million at December 31, 2013 related to binding commitments to purchase inventory.

Future minimum lease payments under noncancelable capital and operating leases as of December 31, 2013 were as follows:

(In thousands)
2014	$2,167
2015	2,295
2016	1,520
2017	—
2018	—

$5,982

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are no claims or actions pending against the Company currently, the ultimate disposition of which would have a material adverse effect on the Company’s consolidated results of operation, financial condition or cash flows.

14. Net Loss Per Share

Net loss attributable to common stockholders per share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock outstanding. Outstanding stock options, warrants and preferred stock, have not been included in the calculation of diluted net loss attributable to common stockholders per share because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

The following table as of December 31 provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share:

	2013	2012	2011
	(In thousands)
Numerator:
Net loss	$(29,281)	$(17,708)	$(10,932)
Accretion of mandatorily redeemable convertible preferred stock	(4,653)	(7,533)	(5,251)

Net loss attributable to common stockholders	$(33,934)	$(25,241)	$(16,183)

Denominator:
Weighted-average common shares outstanding-basic and diluted	7,643	355	323

The following outstanding options, warrants and preferred stock as of December 31 were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	2013	2012	2011
	(In thousands)
Options to purchase common stock	2,113	1,686	686
Convertible preferred stock (as converted)	—	8,631	7,567
Convertible preferred stock warrants (as converted)	—	607	509
Common stock warrant	618	—	1

15. Information about Geographic Areas

The following table is based on the geographic location of distributors or end users who purchased products and services. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Revenue by geography as of December 31 was as follows:

	2013	2012	2011
	(In thousands)
North America	$21,855	$15,906	$14,044
Europe & Middle East	5,775	4,167	2,918
Asia Pacific	3,773	2,900	838

Total revenue	$31,403	$22,973	$17,800

Total revenue in the United States was $19.3 million, $14.9 million and $13.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. All of the Company’s long-lived assets are located in the United States.

16. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2013 and 2012. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2013
Total revenue	$5,676	$7,218	$8,389	$10,120
Net loss attributable to common stockholders	$(9,601)	$(7,806)	$(7,700)	$(8,827)
Net loss per share—basic and diluted	$(17.88)	$(13.69)	$(0.53)	$(0.60)
2012
Total revenue	$4,502	$5,943	$6,035	$6,493
Net loss attributable to common stockholders	$(5,403)	$(5,415)	$(6,544)	$(7,879)
Net loss per share—basic and diluted	$(16.52)	$(16.02)	$(18.28)	$(19.85)

17. Subsequent Events

In January 2014, the Company completed an underwritten public offering of 2,972,972 shares of common stock for total gross proceeds of $55.0 million. In February 2014, the underwriters partially exercised an overallotment option, purchasing 345,945 additional shares from the Company for additional gross proceeds of $6.4 million. After underwriters’ fees and commissions and other expenses of the offering, the Company’s aggregate net proceeds were approximately $57 million.

In January 2014, the Company entered into a non-binding letter of intent for a term loan agreement with a lender which would allow it to refinance its existing credit facility and potentially incur up to an aggregate of $45 million in term loan borrowings or up to an aggregate of approximately $52 million if it elected to exercise in full an option to pay in kind a portion of the interest that would accrue on the borrowings under the term loan agreement. The Company expects this term loan agreement will contain customary conditions to borrowings, events of default and negative covenants, including covenants that could limit its ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions, and buy, sell or transfer assets. The Company also expects that the term loan agreement will include liquidity and revenue-based financial covenants. The Company’s obligations under the term loan agreement will be secured by substantially all of its assets. However, there can be no assurance that the Company will successfully enter into this term loan agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s, or SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers, Key Employees and Directors

The following table sets forth the names, ages and positions of our executive officers, key employees and directors as of March 15, 2014:

Name	Age	Position
Executive Officers
R. Bradley Gray	37	President, Chief Executive Officer and Director
Joseph M. Beechem, Ph.D	56	Senior Vice President of Research and Development
Wayne Burns	57	Senior Vice President, Operations and Administration
J. Wayne Cowens, M.D.	66	Chief Medical Officer
David W. Ghesquiere	47	Senior Vice President, Corporate & Business Development
James A. Johnson	57	Chief Financial Officer
Barney Saunders, Ph.D.	51	Senior Vice President & General Manager, Life Sciences
Bruce J. Seeley	50	Senior Vice President & General Manager, Diagnostics
Key Employees
Mary Tedd Allen, Ph.D	51	Vice President of Manufacturing
Gary S. Riordan	55	Vice President, Quality and Regulatory Affairs
Kathryn Surace-Smith	55	Vice President, General Counsel
Non-Employee Directors
William D. Young(1)(3)	69	Chairman of the Board
Bradford Crutchfield(1)	51	Director
Jennifer Scott Fonstad(2)	48	Director
Nicholas Galakatos, Ph.D.(2)(3)	56	Director
Finny Kuruvilla, M.D., Ph.D	39	Director
Gregory Norden(1)	56	Director
Charles P. Waite(1)(2)(3)	58	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

There are no family relationships among any of the directors or executive officers.

Executive Officers

R. Bradley Gray. See “Directors, Executive Officers and Corporate Governance — Our Directors” included elsewhere in this Annual Report on Form 10-K for Mr. Gray’s biographical information.

Joseph M. Beechem, Ph.D. has served as Senior Vice President of Research and Development since April 2012. Prior to joining our company, Dr. Beechem held various positions at Life Technologies, a publicly-traded biotechnology tools company, most recently as Vice President, Head of Advanced Sequencing and Head of Global Sequencing Chemistry, Biochemistry and Biophysics from January 2010 to April 2012. From December 2007 to December 2012, he served as Chief Technology Officer of Life Technologies. During his career at Life Technologies, he led the design and development of multiple genetic analysis technologies, the latest advanced SOLiD sequencing technology and the single molecule nano-DNA sequencing technology. Prior to joining Life Technologies, Dr. Beechem was Chief Scientific Officer at Invitrogen, a publicly-traded biotechnology company that acquired Applied Biosystems in November 2008 to form Life Technologies, from August 2003 to December 2007 and Director of Biosciences at Molecular Probes, a biotechnology company acquired by Invitrogen in 2003, from August 2000 to August 2003. Prior to his industry experience, Dr. Beechem led an NIH-funded research laboratory for 11 years as a tenured associate professor at Vanderbilt University. He has authored or co-authored more than 100 peer-reviewed papers in diverse fields such as biomathematics, physics, chemistry, physiology, spectroscopy, diagnostics and biology. Dr. Beechem is also named on nearly 30 U.S. patents or patent applications and has served on a number of editorial and scientific advisory boards. He received a B.S. in Chemistry and Biology from Northern Kentucky University and a Ph.D. in Biophysics from The Johns Hopkins University.

Wayne Burns has served as Senior Vice President, Operations and Administration since October 2012 and served as Chief Financial Officer from April 2007 to September 2012. During the period from March 2009 through June 2010, Mr. Burns served as Acting Chief Executive Officer as well as Chief Financial Officer. Prior to joining our company, Mr. Burns served as Chief Operating Officer and Chief Financial Officer at Action Engine, a developer of a mobile application platform, from 2001 to 2006. From 2000 to 2001, Mr. Burns was a founder and the Chief Executive Officer of SafariDog, a developer of a search engine optimization platform. Mr. Burns also served as Vice President Operations and Chief Financial Officer of NetPodium during 1999 prior to its acquisition by InterVU, where from 1999 to 2000 Mr. Burns served as Vice President of Business Development. During the period from 1990 to 1996, Mr. Burns served as Chief Financial Officer and Vice President of Finance for three venture-backed companies, all of which were acquired by public companies. Mr. Burns spent five years with PricewaterhouseCoopers in the United States and Italy. Mr. Burns received a B.A. in Business Administration with a concentration in Accounting from the University of Washington.

J. Wayne Cowens, M.D. has served as Chief Medical Officer since February 2011. Prior to joining our company, Dr. Cowens served in a series of senior medical positions at Genomic Health, a publicly-traded global health company, beginning in 2004. From April 2004 to March 2010, he served as Genomic Health’s Vice President, Clinical Oncology. In this position, he was responsible for the development of the Oncotype DX product pipeline for gene expression profiling tests, initiated the programs in colon, prostate, and renal cell cancer and designed both development and validation clinical studies. In addition, he developed Genomic Health’s program in health economics and focused on studies designed to support reimbursement of the Oncotype DX Breast Cancer Assay both in the United States and the European Union. From April 2010 to January 2011, he served as Genomic Health’s Senior Director of Health Economics, where he was responsible for preparing health technology assessments and dossiers for submission to government payors. Prior to joining Genomic Health, Dr. Cowens held senior product development positions at several pharmaceutical and biotechnology companies, including Chiron (now Novartis Vaccines & Diagnostics) and Ribozyme Pharmaceuticals, and also worked as an oncology consultant for pharmaceutical and biotechnology companies, including IDEC Pharmaceuticals, Scios, and Ligand Pharmaceuticals. Dr. Cowens is a licensed medical oncologist and author of 70 scientific abstracts and papers. He received a H.A.B. in Classical Languages and Mathematics from Xavier University, a M.S. in Mathematics from Northwestern University and an M.D. from Johns Hopkins University.

David W. Ghesquiere has served as Senior Vice President, Corporate & Business Development since November 2013. Prior to joining our company, Mr. Ghesquiere was the founder and managing director of Adrenaline Venture & Advisory LLC, an international advisory firm, from August 2012 to November 2013. Prior to founding Adrenaline Venture & Advisory, Mr. Ghesquiere served as Senior Vice President, Corporate & Business Development at Dendreon Corporation, a biotechnology company, from 2011 to 2012. From 2005 to 2010, Mr. Ghesquiere held a variety of executive positions at OSI Pharmaceuticals, acquired by Astellas Pharma in 2010, including Senior Vice-President of Corporate & Business Development and Managing Director of OSI Investment Holdings GmbH and OSI Investment Management GmbH, OSI’s wholly owned, Switzerland-based subsidiaries, where he played a key role in establishing OSI’s venture capital arm. Earlier in his career, Mr. Ghesquiere served as Director of Global Business Development for Aventis Pharmaceuticals, which merged with Sanofi in 2004, and worked in product marketing at Johnson & Johnson. Mr. Ghesquiere received an M.B.A. from The University of Western Ontario’s Ivey School of Business and a B.A. in economics from The University of Western Ontario.

James A. Johnson has served as Chief Financial Officer since October 2012. Prior to joining our company, Mr. Johnson was Chief Financial Officer of Relypsa, Inc., a clinical-stage biopharmaceutical company, from May 2011 to September 2012. From September 2009 to October 2010, Mr. Johnson served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of ZymoGenetics, Inc., a biopharmaceutical company acquired by Bristol-Myers Squibb in October 2010. Mr. Johnson served as ZymoGenetics’ Executive Vice President, Chief Financial Officer and Treasurer from July 2007 to September 2009 and as ZymoGenetics’ Senior Vice President, Chief Financial Officer and Treasurer from February 2001 to July 2007. Mr. Johnson served as Chief Financial Officer, Treasurer and Secretary of Targeted Genetics Corporation, a biotechnology company, from 1994 to February 2001, as its Senior Vice President, Finance and Administration, from January 1999 to February 2001, and as its Vice President, Finance, from 1994 to January 1999. From 1990 to 1994, Mr. Johnson served as Vice President, Finance, and, from 1988 to 1990, as Director of Finance, at Immunex Corporation, a biopharmaceutical company. Mr. Johnson received a B.A. in Business Administration from the University of Washington.

Barney Saunders, Ph.D. has served as Senior Vice President & General Manager, Life Sciences, since September 2012 and served as our Chief Commercial Officer since September 2010. Prior to joining our company, Dr. Saunders served as Chief Commercial Officer of Microchip Biotechnologies (now IntegenX), a manufacturer of automation systems enabling microsample preparation and analysis for the life sciences, from September 2005 to June 2010. Prior to joining Microchip Biotechnologies, Dr. Saunders served as General Manager at Agilent Technologies, a publicly-traded measurement company providing core bio-analytical and electronic measurement solutions, from 2000 to 2004, where he led the team that launched the first commercially-available, complete genome arrays for human, rat and mouse and also entered the array CGH (comparative genomic hybridization) market. Dr. Saunders began his career with Amersham International, a pharmaceutical company specializing in Diagnostics and Life Sciences which was acquired by General Electric in 2004, where he held a variety of commercial positions, of increasing responsibility, in the United States and Europe from 1988 to 2000. Dr. Saunders received a B.Sc. Hons in Biological Sciences and Ph.D. in Rice Resistance Gene Expression from Birmingham University, England.

Bruce J. Seeley has served as Senior Vice President & General Manager, Diagnostics, since May 2012. Prior to joining our company, Mr. Seeley was Executive Vice President, Commercial, at Seattle Genetics, a publicly-traded biotechnology company, from October 2009 to March 2012. While at Seattle Genetics, Mr. Seeley built and led the commercial organization and successfully launched Seattle Genetics’ first product: ADCETRIS, a targeted therapy for lymphoma. Prior to Seattle Genetics, Mr. Seeley served in various commercial roles at Genentech, Inc., a biotechnology company acquired by Roche in March 2009, from August 2004 to October 2009. From 2006 to 2009, he served as Genentech’s Senior Director, Marketing, HER2 Brands, where he led the launch of HERCEPTIN in adjuvant breast cancer. From 2004 to 2006, he served as Genentech’s Senior Director of Pipeline Brand Management and BioOncology Business Unit Operations, leading strategy and cross franchise commercial activities. From 2000 to 2004, Mr. Seeley worked for Aventis Pharmaceuticals, a publicly-traded global pharmaceutical company, in increasing roles of responsibility, including Senior Director of New Product Commercialization and Licensing, Oncology Global Marketing. Prior to Aventis, he held various marketing and sales positions at Rhone-Poulenc Rorer, a publicly-traded global pharmaceutical company, and Bristol-Myers Squibb, a publicly-traded biopharmaceutical company. Mr. Seeley received a B.A. in Sociology from the University of California at Los Angeles.

Key Employees

Mary Tedd Allen, Ph.D. has served as Vice President of Manufacturing since March 2007. Prior to joining our company, Dr. Allen served as the Director of Research and Programs at the Washington Technology Center, Washington state’s non-profit technology-based economic development enterprise, from February 2006 to February 2007. Before joining the Washington Technology Center, Dr. Allen was Vice President of the Advanced Manufacturing and Development group at Applied Biosystems, a publicly-traded biotechnology company acquired by Invitrogen in November 2008 to form Life Technologies, from February 2002 to August

2005. Dr. Allen has more than 20 years of experience managing product development and manufacturing groups for both semiconductor and biotech applications. She received a B.A. in Chemistry from Mount Holyoke College and a Ph.D. in Chemistry from the University of Rochester.

Gary S. Riordan has served as our Vice President of Quality and Regulatory Affairs since January 2013. Prior to joining our company, Mr. Riordan served as Vice President of Quality and Regulatory Affairs at Accumetrics, Inc., a platelet testing medical device company, from January 2012 to January 2013. Before joining Accumetrics, Inc., Mr. Riordan served as a consultant, specializing in medical device global regulatory compliance, from January to December 2011. From June to December 2010, Mr. Riordan served as Vice President for Quality and Regulatory Affairs and a member of the senior management team at PrimeraDx, Inc., a molecular diagnostics company. From September 2008 to June 2010, he served as Vice President of Quality and Regulatory Affairs and a member of the senior management team at Sequenom, Inc., a publicly traded life sciences and molecular diagnostics company. From November 2004 to August 2008, he served as Director of Regulatory Affairs at Ventana Medical Systems, Inc., a medical diagnostics company now a part of Roche Diagnostics. Earlier in his career, Mr. Riordan served as a Biologist at the FDA for six years, where he served as a primary reviewer of premarket approval and product license applications. Mr. Riordan received a B.A. in Molecular Biology from San Jose State University.

Kathryn Surace-Smith has served as Vice President and General Counsel since February 2013. From April 2011 to February 2013, she was a legal consultant to medical technology and global health companies in Seattle, including NanoString from August 2012 to February 2013. From October 2002 to January 2011, she was Vice President, General Counsel and Corporate Secretary of SonoSite Inc., a NASDAQ-listed medical device company specializing in hand carried ultrasound systems, where she managed matters relating to intellectual property, litigation (including patent litigation), compliance, contracts, licensing, acquisitions, securities, board governance, investor relations and reimbursement. From December 1996 to August 2002, she was Vice President, General Counsel and Corporate Secretary at Metawave Communications, a NASDAQ-listed telecommunications equipment provider, where she was part of the management team that took the company public. Prior to that, Ms. Surace-Smith served as International Counsel for Alcatel Telecom in Paris and as Counsel at the European Bank for Reconstruction and Development in London, where she advised on a variety of cross border transactions. Ms. Surace-Smith began her career in private practice with Gibson, Dunn & Crutcher. She received an A.B. in politics from Princeton University and a J.D. from Columbia University School of Law.

Our Directors

Directors Continuing in Office Until the 2014 Annual Meeting of Stockholders

R. Bradley Gray has served as a member of the board of directors and as President and Chief Executive Officer since June 2010. Prior to joining our company, Mr. Gray held various positions at Genzyme, a biotechnology company acquired by Sanofi in 2011. He served as Vice President of Product & Business Development for Genzyme Genetics, the diagnostic services division of Genzyme, from June 2008 to May 2010, leading the development of molecular diagnostics and partnering activities. From September 2006 to June 2008, he served as Vice President of Business & Strategic Development for Genzyme Genetics, leading growth efforts through partnerships and licensing. Mr. Gray joined Genzyme in October 2004 as Director of Corporate Development, supporting business development and leading Genzyme Ventures, the corporate venture capital fund of Genzyme. Prior to joining Genzyme, Mr. Gray was a management consultant in the healthcare practice of McKinsey & Company, a global management consulting firm, from September 2000 to October 2004, where he worked with senior healthcare executives in the United States and Europe on a broad range of issues including pharmaceutical and diagnostic product strategy, post-merger integration, organization design, and operational turnarounds. Mr. Gray received a B.A. in Economics and Management from Oxford University, where he studied as a British Marshall Scholar, and an S.B. in Chemical Engineering from the Massachusetts Institute of Technology. We believe that Mr. Gray possesses specific attributes that qualify him to serve as a director, including the perspective and experience he brings as Chief Executive Officer and his knowledge of molecular diagnostic development and commercialization.

Jennifer Scott Fonstad has served as a member of the board of directors since July 2004 and as a member of the compensation committee since June 2009. Ms. Fonstad is a Venture Partner at Draper Fisher Jurvetson, a venture capital firm, which she joined in 1997. Ms. Fonstad is a co-founder of Aspect Ventures, a venture capital firm. Ms. Fonstad began her career with Bain & Company, a business consulting firm. She is the chairman of the Somaly Mam Foundation. Ms. Fonstad graduated cum laude from Georgetown University with a B.S. in International Economics and received her M.B.A., with distinction, from the Harvard Business School. We believe that Ms. Fonstad is qualified to serve on the board of directors because of her extensive experience as a venture capital investor.

Finny Kuruvilla, M.D., Ph.D., has served as a member of the board of directors since November 2011 and as a member of the Scientific Advisory Board since 2009. Dr. Kuruvilla is a Principal of Clarus Ventures, a health care and life sciences venture capital firm, which he joined in 2008. Prior to joining Clarus Ventures, Dr. Kuruvilla worked as a research fellow at the Broad Institute of Harvard and MIT from 2004 to 2008, where he led a collaborative effort with Affymetrix, a publicly-traded bioinformatics company, in medical and population genetics. From 2003 to 2007, he completed his residency and fellowship at the Brigham & Women’s Hospital and Children’s Hospital Boston. Dr. Kuruvilla received a B.S. in Chemistry from the California Institute of Technology, a M.S. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology, a M.D. from Harvard Medical School and a Ph.D. in Chemistry and Chemical Biology from Harvard University. We believe that Dr. Kuruvilla is qualified to serve as a director of NanoString because of his experience as a venture capital investor and experience in the genomics field.

Directors Continuing in Office Until the 2015 Annual Meeting of Stockholders

Gregory Norden has served as a member of the board of directors and as chairman of the audit committee since July 2012. From 1989 to 2010, Mr. Norden held various senior positions with Wyeth/American Home Products, most recently as Wyeth’s Senior Vice President and Chief Financial Officer. Prior to this role, Mr. Norden was Executive Vice President and Chief Financial Officer of Wyeth Pharmaceuticals. Prior to his affiliation with Wyeth, Mr. Norden served as Audit Manager at Arthur Andersen & Company. Mr. Norden also serves on the boards of directors of WelchAllyn, a leading global provider of medical diagnostic equipment, and Zoetis Inc., a global leader in discovering, developing, manufacturing and commercializing animal health medicines and vaccines, and is a former director of Human Genome Sciences (acquired by GlaxoSmithKline in August 2012). Mr. Norden received a M.S. in Accounting from Long Island University — C.W. Post and a B.S. in Management/ Economics from the State University of New York — Plattsburgh. We believe that Mr. Norden’s qualifications to serve on the board of directors include his extensive financial and accounting expertise and experience at Wyeth and at Arthur Andersen & Company and his significant experience in the biopharmaceutical industry.

Bradford Crutchfield has served as a member of our board of directors since June 2013 and as a member of the audit committee since September 2013. Since January 2002, Mr. Crutchfield has led the Life Sciences Group at Bio-Rad Laboratories, Inc., a publicly-traded life sciences and clinical diagnostics company, serving as Executive Vice President and President of the Life Sciences Group since 2012, and as Vice President — Life Science Group Manager from 2002 to 2012. Since joining Bio-Rad in 1985, Mr. Crutchfield has held various other positions at the company including Managing Director, Bio-Rad Microscience Ltd.; Manager of the U.S. Sales and Service Division; and Manager of the BioMaterials Division. Mr. Crutchfield received a B.S. in Physiology & Biochemistry from the University of California — Davis. We believe Mr. Crutchfield is qualified to serve on the board of directors because of his extensive senior management experience in our industry.

Charles P. Waite has served as a member of the board of directors since July 2004 and as a member of the audit committee, compensation committee and nominating and corporate governance committee since June 2009; he currently serves as chairman of the nominating and corporate governance committee. He has been a General Partner of OVP Venture Partners II and a Vice President of Northwest Venture Services Corp. since 1987, a

General Partner of OVP Venture Partners III since 1994, a General Partner of OVP Venture Partners IV since 1997, a General Partner of OVP Venture Partners V since 2000, a General Partner of OVP Venture Partners VI since 2001, and a General Partner of OVP Venture Partners VII since 2007, all of which are venture capital firms. Prior to joining OVP, Mr. Waite was a General Partner at Hambrecht & Quist Venture Partners from 1984 to 1988, where he focused on investments in information technology and life sciences. He is a former director of Complete Genomics, a publicly-traded DNA sequencing platform developer (acquired by BGI-Shenzen in March 2013), and currently serves on the board of directors of eight private companies. Mr. Waite received an A.B. in history from Kenyon College and an M.B.A. from Harvard University. We believe that Mr. Waite’s significant operational and leadership experience as a venture capital investor who sits on a number of boards qualify him to serve as a director. Mr. Waite’s investment focus on life sciences companies also provides substantial expertise in our industry.

Directors Continuing in Office Until the 2016 Annual Meeting of Stockholders

William D. Young has served as the chairman of the board of directors since January 2010 and as a member of the audit committee since November 2011 and nominating and corporate governance committee since September 2013. Mr. Young is a Venture Partner at Clarus Ventures, a health care and life sciences venture capital firm, which he joined in March 2010. Prior to joining Clarus Ventures, Mr. Young served from 1999 until June 2009 as Chairman of the board of directors and Chief Executive Officer of Monogram Biosciences, a biotechnology company acquired by Laboratory Corporation of America in June 2009. From 1980 to 1999 Mr. Young was employed at Genentech, a biotechnology company acquired by Roche in March 2009, most recently as Chief Operating Officer from 1997 to 1999, where he was responsible for all Product Development, Manufacturing and Commercial functions. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and became Vice President in 1983. Prior to joining Genentech, Mr. Young worked at Eli Lilly & Co. for 14 years and held various positions in production and process engineering, antibiotic process development and production management. Mr. Young is Chairman of the board of directors of Biogen IDEC and a member of the boards of directors of BioMarin and Theravance. Mr. Young received his M.B.A. from Indiana University and his B.S. in chemical engineering from Purdue University, and an honorary doctorate of engineering from Purdue University. Mr. Young was elected to The National Academy of Engineering in 1993 for his contributions to biotechnology. We believe that Mr. Young’s demonstrated leadership in his field, his understanding of the industry and his senior management experience in several companies in our industry qualify him to serve as the chairman of the board of directors.

Nicholas Galakatos, Ph.D. has served as a member of the board of directors, as the chairman of the compensation committee and as a member of the nominating and corporate governance committee since June 2009. Dr. Galakatos is a Managing Director of Clarus Ventures, a health care and life sciences venture capital firm, which he co-founded in 2005. Dr. Galakatos has been a venture capital investor since 1992, initially at Venrock Associates from 1992 to 1997 and then at MPM Capital since 2000 where he was General Partner of the Bioventures II and Bioventures III funds. From 1997 to 2000, he was Vice President, New Business, and a member of the management team at Millennium Pharmaceuticals, a biopharmaceutical company acquired by Takeda Pharmaceutical in May 2008. He was a founder of Millennium Predictive Medicine and TransForm Pharmaceuticals, where he also was the Chairman and founding Chief Executive Officer. Dr. Galakatos is a Director of Portola Pharmaceuticals, Inc. and Ophthotech Corporation, and has been the Lead Director at Affymax Inc., and a Director of Critical Therapeutics Inc., and Aveo Pharmaceuticals, Inc. Dr. Galakatos received a B.A. degree in Chemistry from Reed College, a Ph.D. degree in Organic Chemistry from the Massachusetts Institute of Technology, and performed postdoctoral studies in molecular biology at Harvard Medical School. We believe that Dr. Galakatos is qualified to serve as a director of NanoString because of his operating experience in the biopharmaceutical industry and his extensive experience as a venture capital investor and a director of several public companies. Dr. Galakatos’s investment focus on life sciences companies also provides substantial expertise in our industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the SEC and NASDAQ. Such directors, executive officers, and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.

Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2013, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that the Form 3 dated June 27, 2013 filed by Charles P. Waite, Director and beneficial owner of more than 10% of our common stock, was filed late.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the investor section of our website, www.nanostring.com.

Audit Committee

The members of our audit committee are Messrs. Norden, Crutchfield, Waite and Young. Effective as of the date that this Annual Report on Form 10-K is filed with the SEC, Mr. Waite will step down from his position on the audit committee. Our audit committee chairman, Mr. Norden, is our audit committee financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the rules of The NASDAQ Global Market. Our audit committee oversees our corporate accounting and financial reporting process and assists the board of directors in monitoring our financial systems. Our audit committee also:

•	approves the hiring, discharging and compensation of our independent auditors;

•	oversees the work of our independent auditors;

•	approves engagements of the independent auditors to render any audit or permissible non-audit services;

•	reviews the qualifications, independence and performance of the independent auditors;

•	reviews financial statements, critical accounting policies and estimates;

•	reviews the adequacy and effectiveness of our internal controls; and

•	reviews and discusses with management and the independent auditors the results of our annual audit, our quarterly financial statements and our publicly filed reports.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
R. Bradley Gray	2013	384,214	—		252,986	228,000	—		865,200
President and Chief Executive Officer	2012	333,802	104,000	(1)	242,246	120,802	—		800,850
	2011	325,000	77,000	(1)		122,200	—		524,200
James A. Johnson(5)	2013	324,167	—		114,996	128,975	—		568,138
Chief Financial Officer	2012	75,000	30,000	(7)	219,036	21,878	—		345,914
Joseph M. Beechem, Ph.D.(6)	2013	293,664	—		91,996	117,425	9,439	(4)	512,524
Senior Vice President of Research and Development	2012	200,080	—		134,408	58,620	10,647	(4)	403,755

(1)	The amounts reported in the Bonus column for 2012 refer to a special bonus accelerated and paid in 2012. The amounts reported for 2011 refer to a special bonus paid in 2012 related to 2011 services.
(2)	The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2013, 2012 and 2011, respectively. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see the notes to our financial statements included elsewhere in this report.
(3)	The amounts reported in the Non-Equity Incentive Plan Compensation column for 2013 represent the amounts earned and payable under the 2013 bonus plan, all of which will be paid in 2014. The amounts reported for 2012 represent the amounts earned and payable under the 2012 bonus plan, all of which were paid in 2013. The amounts reported for 2011 represent the amounts earned and payable under the 2011 bonus plan, all of which were paid in 2012.
(4)	This amount represents reimbursements for certain travel and related expenses.
(5)	Mr. Johnson was hired in October 2012.
(6)	Dr. Beechem was hired in April 2012.
(7)	This amount represents a signing bonus.

Non-Equity Incentive Plan Compensation & Bonus

2012 Bonus Payments

Mr. Gray received a payment during 2012 of $104,000 as a result of the acceleration of the unpaid portion of his special bonus by the compensation committee. For greater detail on this special bonus arrangement see the description in the section titled “— Executive Employment Agreements” below.

In addition for 2012, Mr. Johnson was provided a one-time signing bonus of $30,000.

2011 Bonus Payments

Mr. Gray received a special bonus during 2011 of $52,000 as a result of his continued employment with us on January 1, 2012. For greater detail on this special bonus arrangements see the description in the section titled “— Executive Employment Agreements” below.

In addition for 2011, the board of directors approved a discretionary one-time bonus for Mr. Gray of $25,000.

2013 Non-Equity Incentive Plan Payments

For 2013, the target incentive amounts and the aggregate annual payments earned by our named executive officers were the following:

Named Executive Officer	Target Award Opportunity	Actual Award
R. Bradley Gray	$240,000	$228,000
James A. Johnson	134,000	128,975
Joseph M. Beechem, Ph.D.	122,000	117,425

Our 2013 incentive compensation plan provides our named executive officers with an annual incentive compensation payment, subject to our achievement of our corporate performance goals and individual achievement. For 2013, our corporate-level goals included continued growth of our life sciences segment, the commercial launch of Prosigna outside the United States, preparations for the U.S. commercial launch of Prosigna, achieving certain product and technology development goals, meeting a cash position goal and other financial targets and additional stretch targets. The Actual Award Amounts are calculated by weighing corporate goal attainment and individual goal attainment for each named executive officer as follows: Mr. Gray, 100% corporate goal; Mr. Johnson, 75% corporate goal/25% individual goal and Dr. Beechem, 75% corporate goal/25% individual goal. For 2013, we achieved corporate attainment of our goals at 95%. The following was our determination of individual goal attainment in 2013: Mr. Gray, N/A; Mr. Johnson, 100%; and Dr. Beechem, 100%. For 2014, the compensation committee has approved corporate-level goals, including continued revenue growth, execution of U.S. commercial launch of Prosigna and continued international commercialization of Prosigna, continued development of next-generation nCounter Analysis System, enhanced diagnostic pipeline, effective management of organizational growth, achievement of cash position goals and other financial targets and additional stretch targets.

2012 Non-Equity Incentive Plan Payments

For 2012, the target incentive amounts and the aggregate annual payments earned by our named executive officers were the following:

Named Executive Officer	Target Award Opportunity	Actual Award
R. Bradley Gray	$134,225	$120,802
James A. Johnson	22,438	21,878
Joseph M. Beechem, Ph.D.	60,123	58,620

Our 2012 incentive compensation plan provided our named executive officers with an annual incentive compensation payment, subject to our achievement of our corporate performance goals and individual achievement. For 2012, our corporate-level goals included delivering certain life sciences revenue, managing towards profitability of our life sciences business, meeting certain goals for our diagnostics business, improving performance of certain technologies, meeting a cash position goal and additional stretch targets. For 2012, we achieved corporate attainment of our goals at 90%. The following was our determination of individual goal attainment in 2012: Mr. Gray, N/A; Mr. Johnson, 120%; and Dr. Beechem, 120%. The Actual Award Amounts are calculated by weighing corporate goal attainment and individual goal attainment for each named executive officer as follows: Mr. Gray, 100% corporate goal; Mr. Johnson, 75% corporate goal/25% individual goal and Dr. Beechem, 75% corporate goal/25% individual goal.

2011 Non-Equity Incentive Plan Payments

For 2011, the target incentive amounts and the aggregate annual payments earned by our named executive officers were the following:

Named Executive Officer	Target Award Opportunity	Actual Award
R. Bradley Gray	$130,000	$122,200

Our 2011 incentive compensation plan provided our named executive officers with an annual incentive compensation payment, subject to our achievement of our corporate performance goals and individual achievement. For 2011, our corporate-level goals included profitability of our life sciences tools business, development, efficiency goals and additional stretch targets for our accelerated growth. For 2011, we achieved corporate attainment of our goals at 94%. Mr. Gray’s individual and corporate goal attainment in 2011 was 94%. Mr. Johnson and Dr. Beechem did not join our company until October 2012 and April 2012, respectively, and were ineligible to receive a 2011 non-equity incentive plan payment. The Actual Award Amount is calculated for Mr. Gray based 100% on corporate goals.

Executive Employment Arrangements

R. Bradley Gray

We entered into an employment agreement in May 2010 with Mr. Gray, our President and Chief Executive Officer. The employment agreement has no specific term and constitutes at-will employment. For 2014, Mr. Gray’s annual base salary is $450,000, and he is eligible for an annual incentive payment equal to 60% of his base salary, subject to achievement of performance metrics.

Previously, Mr. Gray was eligible for a special annual retention bonus equal to $52,000 per year, subject to continued employment with us on January 1 of each year through 2014. In 2012, the compensation committee approved a payment of $104,000 for the acceleration of the unpaid portion of Mr. Gray’s annual retention bonus.

In connection with Mr. Gray’s commencement of employment, we granted him stock options, or sign-on stock options, covering an aggregate of (1) 241,905 shares subject to time-based vesting and (2) 15,125 shares subject to performance-based vesting. The stock options were granted pursuant to our 2004 Stock Option Plan with an exercise price equal to the per share fair market value of our common stock on the date of grant. All of Mr. Gray’s sign-on stock options (other than 89,285 shares subject to time-based vesting) were early-exercisable as to unvested shares, subject to our right to repurchase any unvested shares upon termination of employment for any reason at a repurchase price per share equal to the original purchase price per share. Mr. Gray’s time-based sign-on stock options are scheduled to vest, subject to his continued service, as to 25% of the total time-based shares on the first anniversary of the vesting commencement date, with the remaining 75% vesting in equal monthly installments over the following three years. Fifty percent of Mr. Gray’s performance-based sign-on stock options vested upon the FDA’s final approval of Prosigna and the remaining 50% are scheduled to vest upon the “tools” portion of our business achieving profitability, subject to Mr. Gray’s continuing service through such vesting date.

If Mr. Gray’s employment is terminated other than for “cause” (as defined in his employment agreement and summarized below), death or disability or he resigns for “good reason” (as defined in his employment agreement and summarized below), in each case, upon or within 12 months following such change in control, then 100% of the then-unvested portion of the sign-on stock options will vest.

Also, if we terminate his employment other than for cause, death or disability or he resigns for good reason, then subject to his execution of a release of claims and his continued adherence to certain restrictive covenants, he will receive continuing base salary payments for a period of 12-months.

As an incentive to induce Mr. Gray to join us, we provided him an allowance for relocation expenses of up to $100,000. To the extent that any of the relocation expenses were deemed taxable, we provided a gross-up benefit.

Additionally, in connection with his hiring, we extended to Mr. Gray a full recourse loan of $115,000 at an annual interest rate equal to 2.72%. The loan was repaid in 2012.

James A. Johnson

We entered into an employment agreement in September 2012 with Mr. Johnson, our Chief Financial Officer. The employment agreement has no specific term and constitutes at-will employment. For 2014, Mr. Johnson’s annual base salary is $352,000, and he is eligible for an annual incentive payment equal to 40% of his base salary, subject to achievement of performance metrics.

In connection with Mr. Johnson’s commencement of employment, we granted him stock options, or sign-on stock options, covering an aggregate of 82,968 shares. The stock options were granted pursuant to our 2004 Stock Option Plan with an exercise price equal to the per share fair market value of our common stock on the date of grant. All of Mr. Johnson’s sign-on stock options were early-exercisable as to unvested shares, subject to our right to repurchase any unvested shares upon termination of employment for any reason at a repurchase price per share equal to the original purchase price per share. Mr. Johnson’s sign-on stock options are scheduled to vest, subject to his continued service, as to 25% of the total shares on the first anniversary of the vesting commencement date, with the remaining 75% vesting in equal monthly installments over the following three years.

In addition and supplementing the vesting schedule described above, in the event that Mr. Johnsons’s employment is terminated other than for “cause” (as defined in his employment agreement and summarized below), death or disability or Mr. Johnson resigns for “good reason” (as defined in his employment agreement and summarized below), in each case, upon or within 12 months following such change in control, then 100% of the then-unvested portion of the sign-on stock options will vest.

Also, if we terminate his employment other than for cause, death or disability or he resigns for good reason, then subject to his execution of a release of claims and his continued adherence to certain restrictive covenants, he will receive continuing base salary payments for a period of six months.

Joseph M. Beechem, Ph.D.

We entered into an employment agreement in March 2012 with Dr. Beechem, our Senior Vice President of Research and Development. The employment agreement has no specific term and constitutes at-will employment. For 2014, Dr. Beechem’s annual base salary is $335,000 and he is eligible for an annual incentive payment equal to 45% of his base salary, subject to achievement of performance metrics.

In connection with Dr. Beechem’s commencement of employment, we granted him stock options, or sign-on stock options, covering an aggregate of 82,968 shares. The stock options were granted pursuant to our 2004 Stock Option Plan with an exercise price equal to the per share fair market value of our common stock on the date of grant. All of Dr. Beechem’s sign-on stock options were early-exercisable as to unvested shares, subject to our right to repurchase any unvested shares upon termination of employment for any reason at a repurchase price per share equal to the original purchase price per share. Dr. Beechem’s sign-on stock option are scheduled to vest, subject to his continued service, as to 25% of the total shares on the first anniversary of the vesting commencement date, with the remaining 75% vesting in equal monthly installments over the following three years.

In addition and supplementing the vesting schedule described above, in the event that Dr. Beechem’s employment is terminated without “cause” (as defined in his stock option agreement and summarized below) or

Dr. Beechem resigns for “good reason” (as defined in his stock option agreement and summarized below), in each case, following a change in control, then 100% of the then-unvested portion of the sign-on stock options will vest.

Also, if we terminate his employment other than for “cause” (as defined in his employment agreement and summarized below), death or disability or he resigns for “good reason” (as defined in his employment agreement and summarized below), then subject to his execution of a release of claims and his continued adherence to certain restrictive covenants, he will receive continuing base salary payments for a period of six months.

Definition of Terms

For purposes of the 2004 Stock Option Plan, “change in control” means generally a:

•	sale of all or substantially all of our assets;

•	our merger, consolidation or other business combination transaction with or into another corporation, entity or person, other than certain transactions in which a majority of the voting power of our stock continues to hold a majority of the voting power of our stock; or

•	the direct or indirect acquisition (including by way of a tender or exchange offer) by any person, or persons acting as a group, of beneficial ownership or a right to acquire beneficial ownership of shares representing a majority of the voting power of the then outstanding shares of our capital stock.

For purposes of each of the named executive officers’ employment agreements, “cause” means generally:

•	a violation of one of our material written policies that continues uncured for 30 days;

•	an act of dishonesty in connection with an executive’s responsibilities as our employee;

•	such executive’s conviction of, or plea of nolo contendere to, a felony;

•	such executive’s gross misconduct;

•	such executive’s failure or refusal to follow the lawful and proper directives of the board of directors which are within his duties; or

•	such executive’s material breach of his proprietary information agreement or the non-disparagement provision of his employment agreement.

For purposes of the named executive officers’ employment agreements, “good reason” means generally any of the following without such executive’s written consent:

•	a material and permanent diminution in such executive’s duties, authority or responsibilities;

•	a reduction in base salary then in effect by more than 5% (or, for Mr. Gray, more than 10%);

•	our material breach of such executive’s employment agreement; or

•	a refusal by such executive to relocate to a facility or location more than 40 miles (or, for Mr. Gray, more than 50 miles) from our current location.

To qualify as a resignation for good reason, an executive must provide notice to us within 90 days of the initial existence of the condition or event described above and allow us to cure the condition or event within 30 days following our receipt of the notice.

For purposes of the named executive officers’ stock option agreements (other than Mr. Gray’s sign-on stock options), “cause” means generally:

•	an executive’s failure to substantially perform his duties or responsibilities (other than a failure resulting from his disability) after receiving notice of failure and 10 days to cure;

•	an executive’s commission of any act of fraud, embezzlement, dishonesty or misrepresentation;

•	an executive’s violation of any federal or state law or regulation applicable to our business;

•	an executive’s breach of any confidentiality or invention assignment agreement with us; or

•	an executive being convicted of, or entering a plea of nolo contendere to, a felony or committing any act of moral turpitude, dishonesty or fraud against us, or the misappropriation of our material property.

The cause determination is made by the board of directors in good faith.

For purposes of the named executive officers’ stock option agreements (other than Mr. Gray’s sign-on stock options), “good reason” means generally:

•	the material diminution of an executive’s duties; provided that diminution following a change in control solely by virtue of duties occurring at a subsidiary or division level rather than at the parent will not be deemed good reason;

•	a material reduction in base salary;

•	a material change in geographic location of where an executive must perform services; or

•	our material breach of the option agreement.

To qualify as a resignation for good reason, an executive must provide notice to us within 90 days of the initial existence of the condition or event described above and allow us to cure the condition or event within 30 days following our receipt of notice.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning equity awards held by our named executive officers at the end of 2013.

	Option Awards
	Vesting Commencement Date	Number of Securities Underlying Option (#)				Option Exercise Price ($)	Option Expiration Date
Name		Exercisable		Unexercisable
R. Bradley Gray.	6/25/2010	130,299	(1)(2)	—		2.24	6/29/2020
	6/25/2010	22,320	(2)	11,162	(2)	2.24	6/29/2020
	6/25/2010	8,370	(1)(2)	—		2.24	6/29/2020
	6/25/2010	15,125	(1)(3)	—		2.24	6/29/2020
	3/01/2012	35,047	(1)(6)	—		1.92	2/28/2022
	3/01/2012	100,541	(1)(6)	—		1.92	2/28/2022
	1/10/2013	68,749	(1)(7)	—		6.72	1/09/2023
James A. Johnson	10/01/2012	82,968	(1)(4)	—		5.12	10/15/2022
	1/10/2013	31,249	(1)(7)	—		6.72	1/09/2023
Joseph M. Beechem, Ph.D.	3/09/2012	52,083	(1)(4)	—		1.92	4/18/2022
	3/09/2012	30,885	(1)(4)	—		1.92	4/18/2022
	1/10/2013	24,999	(1)(7)	—		6.72	1/09/2023

(1)	The options listed are subject to an early exercise right and may be exercised in full prior to vesting of the shares underlying the option. Vesting of all options is subject to continued service on the applicable vesting date.
(2)	Options vest over four years as follows: 25% of the shares vest one year following the vesting commencement date, with the remaining 75% vesting in equal monthly installments over the following years. Notwithstanding the foregoing, if the named executive officer’s employment is terminated other than for cause, death or disability or such named executive officer resigns for good reason, in each case, during the period on, and 12 months after, a change in control, then 100% of the then-unvested shares vest.

(3)	The option vested as to 50% upon the FDA’s final approval of Prosigna in September 2013 and vests as to the remaining 50% upon the “tools” portion of our business becoming profitable. Notwithstanding the foregoing, if Mr. Gray’s employment is terminated other than for cause, death or disability or he resigns for good reason, in each case, during the period on, and 12 months after, a change in control, then 100% of the then-unvested shares vest. This option is early exercisable.
(4)	Options vest over four years as follows: 25% of the shares vest one year following the vesting commencement date, with the remaining 75% vesting in equal monthly installments over the following years. Notwithstanding the foregoing, if the named executive officer is terminated without cause or resigns for good reason, in each case following a change in control, then 100% of the then-unvested shares vest.
(5)	Option vests over four years as follows: 10% of the shares vest on the vesting commencement date, with the remaining 90% vesting in equal monthly installments over the following four years. Notwithstanding the foregoing, if the named executive officer is terminated without cause or resigns for good reason, in each case, following a change in control, then 100% of the then-unvested shares vest.
(6)	Options vest over four years as follows: 15% of the shares vest on the vesting commencement date, with the remaining 85% vesting in equal monthly installments over the following four years. Notwithstanding the foregoing, if the named executive officer is terminated without cause or resigns for good reason, in each case, following a change in control, then 100% of the then-unvested shares vest.
(7)	Options vest in equal monthly installments from the vesting commencement date over four years. Notwithstanding the foregoing, if the named executive officer is terminated without cause or resigns for good reason, in each case, following a change in control, then 100% of the then-unvested shares vest.

Director Compensation

Pre-Initial Public Offering Director Compensation Policy

In July 2012, the board of directors established a policy with respect to the compensation of directors. For the purposes of the director compensation policy, the board of directors classified each director into one of the three following categories: (1) an “employee director,” is a director who is employed by us; (2) a “significant stockholder director” is a director who (a) is not an employee director and (b) is an employee, officer, director, manager, managing member or general partner of a stockholder of our company that holds five percent or more of our outstanding capital stock (determined on an as-converted to common stock basis) or an employee, officer, director, manager, managing member or general partner of an entity that is an affiliate of such stockholder (excluding our company); and (3) an “unaffiliated director” is a director who (a) is not an employee director and (b) is not a significant stockholder director.

Our director compensation policy provides that: (1) we shall pay no compensation to our employee directors in connection with their roles as a directors (other than the compensation paid to such employee directors in their capacity as our employee); (2) we shall pay no compensation to our significant stockholder directors; (3) we shall pay a combination of cash compensation and equity compensation to our unaffiliated director; (4) all directors shall be reimbursed for expenses incurred in their capacities as directors in accordance with our standard expense reimbursement policies and procedures; and (5) all equity grants shall be made at fair market value.

Our director compensation policy further provides that each of our unaffiliated directors receives (1) cash of $30,000 per year, payable in four equal installments at the end of each calendar quarter during which such individual served as a director (such payments to be prorated for service during a portion of such quarter) and (2) upon commencement of service as a director, an option to purchase a number of shares of our common stock determined by the board of directors up to 333,000 shares, which vests pursuant to a vesting schedule determined by the board of directors.

In addition, an unaffiliated director serving as the chairperson of the board of directors shall also receive an additional $40,000 per year cash compensation, payable in the same manner as described above and options to purchase additional shares of our common stock as determined by the board of directors.

Post-Initial Public Offering Director Compensation Policy

The compensation committee retained Arnosti Consulting, Inc., a compensation advisory firm, to provide recommendations on director compensation following our initial public offering based on an analysis of market data compiled from certain public technology companies. Based on the recommendation of Arnosti Consulting, Inc., in June 2013, our board of directors approved a director compensation policy for our non-employee directors that became effective following our initial public offering. For purposes of the policy, or the Post-IPO Director Compensation Policy, the board of directors classified each director into one of the two following categories: (1) an “employee director,” is a director who is employed by us; and (2) a “non-employee director,” is a director who is not an employee director. Only non-employee directors will receive compensation under the Post-IPO Director Compensation Policy. All directors will be reimbursed for expenses in their capacities as directors in accordance with our standard expense reimbursement policy. Non-employee directors will receive compensation in the form of equity and cash under the Post-IPO Director Compensation Policy, as described below. Certain of our non-employee directors are employees, officers, directors, managers, managing members or general partners of a stockholder of our company or an entity that is an affiliate of such stockholder (excluding our company), and as a result of the internal policies of such stockholder or its affiliates, these directors may be required to hold any compensation received for their service on our board of directors for the benefit of such stockholder or its affiliates.

Equity Compensation

Upon joining our board of directors, each non-employee director will receive an option to purchase 0.08% of our outstanding shares on the date of grant. The exercise price of the initial grant will be the fair market value, as determined in accordance with our 2013 Equity Incentive Plan, on the date of the grant. The shares underlying the initial grant will vest as to 50% of the total shares subject to such award on the one year anniversary of the date the director commenced services, and the remaining 50% of the total shares will vest in 12 equal monthly installments thereafter, in each case, subject to continued service as a director through each vesting date. As an exception to the foregoing policy, the initial grant to Bradford Crutchfield did not occur on the date Mr. Crutchfield joined our board of directors, but instead occurred on June 25, 2013 and was calculated based on the number of shares outstanding on such date, including the shares to be issued in our initial public offering.

At the beginning of each fiscal year, each non-employee director will be granted an option to purchase 0.04% of our outstanding shares on the date of grant. The exercise price of this annual grant will be the fair market value, as determined in accordance with our 2013 Equity Incentive Plan, on the date of the grant. All of the shares underlying the annual grant will vest on the one year anniversary of the date of grant, subject to continued service as a director through the vesting date.

In addition, on July 10, 2013 (the 10th trading day following our initial public offering on June 25, 2013) each non-employee director, with the exception of Bradford Crutchfield, received an option to purchase 0.06% of our outstanding shares on the date of grant. As an exception to the terms of our 2013 Equity Incentive Plan, the exercise price of this grant was the average closing price of our stock for the 10 trading day period following June 25, 2013. The shares underlying the post-offering grant will vest as to 50% of the total shares subject to such award on June 25, 2014, and the remaining 50% of the total shares will vest in 12 equal monthly installments thereafter, in each case, subject to continued service as a director through each vesting date.

Also, the chairman of the board of directors received, in addition to the grant discussed in the immediately preceding paragraph, an additional option to purchase 0.05% of our outstanding shares. This additional grant will be granted at the same time as and have the same terms and conditions as the post-offering grant.

The vesting of each grant described above will accelerate in full upon a “change in control” as defined in the 2013 Equity Incentive Plan.

Cash Compensation

For each fiscal year, each non-employee director will receive an annual cash retainer of $35,000 for serving on the board of directors. In addition to the annual retainer, the chairperson of the board of directors will be entitled to an additional cash retainer of $40,000 per year.

The chairpersons of the board’s three standing committees will be entitled to the following cash retainers for each fiscal year as follows:

Board Committee	Chairperson Retainer
Audit Committee	$10,000
Compensation Committee	10,000
Nominating and Corporate Governance Committee	10,000

All cash payments will be payable in four equal installments at the end of each calendar quarter during which such individual served as a director (such payments to be prorated for service during a portion of such quarter).

The following table sets forth information concerning the compensation paid or accrued for services rendered to us by members of the board of directors for the year ended December 31, 2013. Compensation paid or accrued for services rendered to us by Mr. Gray in his role as chief executive officer is included in our disclosures related to executive compensation in the section of this report captioned “Executive Compensation.”

Name	Fees Earned or paid in Cash ($)	Option Awards ($)(1)	Total ($)
William D. Young	72,569	19,247	91,816
Bradford Crutchfield(2)	19,299	16,545	35,844
Jennifer Scott Fonstad	17,981	10,499	28,480
Nicholas Galakatos	23,118	10,499	33,617
Finny Kuruvilla	17,981	10,499	28,480
Gregory Norden	37,706	10,499	48,205
Charles P. Waite	20,481	10,499	30,980

(1)	Represents the aggregate grant date fair value of stock option awards granted in 2012. These amounts have been computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, using the Black-Scholes option pricing model without regard to estimated forfeitures. For a discussion of valuation assumptions, see the notes to our financial statements included elsewhere in this report.
(2)	Mr. Crutchfield was elected to the board of directors in June 2013.

For further information regarding the equity compensation of our non-employee directors, see the section titled “Executive Compensation — Employee Benefit and Stock Plans.”

Compensation Committee Interlocks and Insider Participation

During 2013, the members of our compensation committee were, and currently are, Dr. Galakatos, Mr. Waite and Ms. Fonstad. None of the members of our compensation committee is or has been an officer or employee of us. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our board of directors or compensation committee. We are a party to certain transactions with significant stockholders affiliated with Dr. Galakatos and Mr. Waite as described in the section of this report captioned “Certain Relationships and Related Party Transactions and Director Independence.”

Compensation Committee Report

The compensation committee has reviewed and discussed the section captioned “Executive Compensation,” included in this Annual Report on Form 10-K, with management and, based on such review and discussion, the compensation committee has recommended to our board of directors that this “Executive Compensation” section be included in this Annual Report on Form 10-K.

Respectfully submitted by the members of the compensation committee of the board of directors:

Dr. Nicholas Galakatos, Chairman

Charles P. Waite

Jennifer Scott Fonstad

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2013. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))[1]
Equity compensation plans approved by security holders:
2004 Stock Option Plan	1,758,126	$3.1134	—
2013 Equity Incentive Plan	354,506	$11.2253	1,370,607
2013 Employee Stock Purchase Plan	—	N.A.	281,250
Equity compensation plans not approved by security holders:	—	N.A.	—

Total	2,112,632	N.A.	1,651,857

(1)	Our 2013 Equity Incentive Plan includes provisions providing for an annual increase in the number of securities available for future issuance on the first day of each fiscal year, equal to the least of: (a) 1,406,250 shares; (b) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; and (c) such other amount as the board of directors may determine. Our 2013 Employee Stock Purchase Plan includes provisions providing for an annual increase in the number of securities available for future issuance on the first day of each fiscal year, equal to the least of: (a) 1% of the outstanding shares of common stock on the first day of such fiscal year; (b) 281,250 shares; and (c) such other amount as the board of directors, or a committee appointed by the board of directors, may determine.

Principal Stockholders

The following table sets forth certain information with respect to the beneficial ownership of our common stock at March 15, 2014 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The percentage of beneficial ownership shown in the table is based upon 18,051,994 shares outstanding as of March 15, 2014.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules take into account shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before the 60th day after March 15, 2014. Certain of the options granted to our named executive officers may be exercised prior to the vesting of the underlying shares. We refer to such options as being “early exercisable.” Shares of common stock issued upon early exercise are subject to our right to repurchase such shares until such shares have vested. These shares are deemed to be outstanding and beneficially owned by the person holding those options or a warrant for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o NanoString Technologies, Inc., 530 Fairview Avenue, N., Suite 2000, Seattle, Washington 98109.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
Entities affiliated with Clarus Funds(1)	4,121,848	22.6
Entities affiliated with DFJ Funds(2)	1,864,010	10.3
Entities affiliated with OVP Funds(3)	2,198,271	12.1
Directors and Named Executive Officers:
R. Bradley Gray(4)	486,541	2.6
Joseph M. Beechem, Ph.D.(5)	112,165	*
Wayne Burns(6)	127,945	*
J. Wayne Cowens, M.D.(7)	105,893	*
David W. Ghesquiere(8)	333	*
James A. Johnson(9)	119,063	*
Barney Saunders, Ph.D.(10)	92,791	*
Bruce J. Seeley(11)	89,217	*
William D. Young(12)	61,342	*
Bradford Crutchfield(13)	—	—
Jennifer Scott Fonstad(14)	1,867,010	10.3
Nicholas Galakatos, Ph.D.(15)	4,121,848	22.6
Finny Kuruvilla, M.D., Ph.D.(16)	4,121,848	22.6
Gregory Norden(17)	4,769	*
Charles P. Waite(18)	2,198,271	12.1
All directors and executive officers as a group (15 persons)(19)	9,387,188	48.3

(*)	Less than one percent.
(1)

Includes 3,959,440 shares held and 162,408 shares that may be acquired pursuant to the exercise of warrants held of record by Clarus Lifesciences II, L.P. (“Clarus”). Clarus Ventures II GP, L.P. (the “GPLP”), as the sole general partner of Clarus, may be deemed to beneficially own certain of the shares held of record by Clarus. The GPLP disclaims beneficial ownership of all shares held of record by Clarus in which the GPLP does not have an actual pecuniary interest. Clarus Ventures II, LLC (the “GPLLC”), as the sole general partner of the GPLP, may be deemed to beneficially own certain of the shares held of record by Clarus. The GPLLC disclaims beneficial ownership of all shares held of record by Clarus in which it does not have an actual pecuniary interest. Each of Nicholas Galakatos, a member of the board of directors, and Messrs. Henner, Liptak, Simon, Steinmetz and Wheeler, as individual Managing Directors of the GPLLC, may be deemed to beneficially own certain of the shares held of record by Clarus. Each of Messrs. Galakatos, Henner, Liptak, Simon, Steinmetz and Wheeler disclaims beneficial ownership of all shares held of record by Clarus in which he does not have an actual pecuniary interest. The address of Clarus Lifesciences is 101 Main Street, Suite 1210, Cambridge, Massachusetts 02142.
(2)	Includes (a) 1,703,722 shares held and 85,728 shares that may be acquired pursuant to the exercise of warrants held of record by Draper Fisher Jurvetson Fund VII, L.P., (b) 32,154 shares held of record by Draper Associates, L.P., (c) 24,847 shares held and 1,249 shares that may be acquired pursuant to the exercise of warrants held of record by Draper Fisher Jurvetson Partners VII, LLC, (d) 12,002 shares held and 1,923 shares that may be acquired pursuant to the exercise of warrants held of record by Draper Associates Riskmasters Fund II, LLC and (e) 1,989 shares held and 396 shares that may be acquired pursuant to the exercise of warrants held of record by Draper Associates Riskmasters Fund, LLC. Timothy C. Draper, John H.N. Fisher and Steven T. Jurvetson are Managing Directors of the general partner entities of Draper Fisher Jurvetson Fund VII, L.P. (“Fund VII”) that directly hold shares and as such, they may be deemed to have voting and investment power with respect to such shares. Draper Fisher Jurvetson Partners VII, LLC (“Partners VII”) invests lockstep alongside Fund VII. The Managing Members of Partners VII are Timothy C. Draper, John H.N. Fisher and Steven T. Jurvetson. Draper Associates, L.P. (“DALP”) invests lockstep alongside Fund VII. The General Partners of DALP is Draper Associates, Inc. which is controlled by its President and majority shareholder, Timothy C. Draper. Draper Associates Riskmasters Fund, LLC (“DARF”) and Draper Associates Riskmasters Fund II, LLC (“DARF II”) invest lockstep alongside Fund VII, instead and in place of DALP beginning June 2010. The Managing Member of DARF and DARF II is Timothy C. Draper. These individuals disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein. The address of each of the entities affiliated with Draper Fisher Jurvetson is 2882 Sand Hill Road, Suite 150, Menlo Park, California 94025.
(3)	Includes (a) 1,412,550 shares held by OVP Venture Partners VI, L.P. (“OVP VI”), (b) 660,936 shares held and 103,404 shares that may be acquired pursuant to the exercise of warrants held of record by OVP Venture Partners VII, L.P. (“OVP VII”), (c) 19,408 shares held by OVP VI Entrepreneurs Fund, L.P. (“OVP VI Entrepreneurs Fund”) and (d) 1,973 shares held by OVP VII Entrepreneurs Fund, L.P. (“OVP VII Entrepreneurs Fund”). Charles P. Waite, a member of the board of directors, is a managing member of OVMC VI, LLC, the general partner of each of OVP VI and OVP VI Entrepreneurs Fund, and a managing member of OVMC VII, LLC, the general partner of each of OVP VII and OVP VII Entrepreneurs Fund. Mr. Waite, together with the other managing members of OVMC VI, LLC and OVMC VII, LLC are deemed to have shared voting and dispositive power over the shares held by OVP VI, OVP VII, OVP VI Entrepreneurs Fund and OVP VII Entrepreneurs Fund. These individuals disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein. The address of each of the entities affiliated with OVP Venture Partners is 1616 Eastlake Ave. E, Suite 208, Seattle, Washington 98102.
(4)	Includes 89,290 shares held and options to purchase 397,251 shares of common stock that are exercisable within 60 days of March 15, 2014 of which 285,348 shares are vested as of June 13, 2014.
(5)	Includes 1,282 shares held and options to purchase 110,883 shares of common stock that are exercisable within 60 days of March 15, 2014, of which 58,438 shares are vested as of June 13, 2014.
(6)	Includes 55,915 shares held and options to purchase 72,030 shares of common stock that are exercisable within 60 days of March 15, 2014, of which 54,292 shares are vested as of June 13, 2014.
(7)	Includes 32,196 shares held indirectly through Dr. Cowens’s spouse and options to purchase 73,697 shares of common stock that are exercisable within 60 days of March 15, 2014, of which 43,313 shares are vested as of June 13, 2014.
(8)	Consists of options to purchase 333 shares of common stock that are exercisable within 60 days of March 15, 2014, all of which are vested as of June 13, 2014.

(9)	Includes 1,096 shares held and options to purchase 117,967 shares of common stock that are exercisable within 60 days of March 15, 2014, of which 49,387 shares are vested as of June 13, 2014.
(10)	Includes 1,165 shares held and options to purchase 91,626 shares of common stock that are exercisable within 60 days of March 15, 2014, of which 77,879 shares are vested as of June 13, 2014.
(11)	Consists of options to purchase 89,217 shares of common stock that are exercisable within 60 days of March 15, 2014, of which 44,503 shares are vested as of June 13, 2014.
(12)	Consists of options to purchase 61,342 shares of common stock that are exercisable within 60 days of March 15, 2014, all of which are vested as of June 13, 2014.
(13)	Mr. Crutchfield joined the board of directors in June 2013. He received an option to purchase 11,686 shares of common stock on June 25, 2013 at an exercise price equal to the initial public offering price of $10.00 per share, and an option to purchase 5,847 shares of common stock on January 1, 2014, none of which are vested as of June 13, 2014.
(14)	Includes (a) 1,703,722 shares held and 85,728 shares that may be acquired pursuant to the exercise of warrants held of record by Draper Fisher Jurvetson Fund VII, L.P., (b) 32,154 shares held of record by Draper Associates, L.P., (c) 24,847 shares held and 1,249 shares that may be acquired pursuant to the exercise of warrants held of record by Draper Fisher Jurvetson Partners VII, LLC, (d) 12,002 shares held and 1,923 shares that may be acquired pursuant to the exercise of warrants held of record by Draper Associates Riskmasters Fund II, LLC; (e) 1,989 shares held and 396 shares that may be acquired pursuant to the exercise of warrants held of record by Draper Associates Riskmasters Fund, LLC; (f) 3,000 shares held by Ms. Fonstad personally and (g) an option to purchase 8,768 shares of common stock granted on June 25, 2013 and an option to purchase 5,847 shares of common stock granted on January 1, 2014, none of which are vested as of June 13, 2014. Timothy C. Draper, John H.N. Fisher and Steven T. Jurvetson are Managing Directors of the general partner entities of Draper Fisher Jurvetson Fund VII, L.P. (“Fund VII”) that directly hold shares and as such, they may be deemed to have voting and investment power with respect to such shares. Draper Fisher Jurvetson Partners VII, LLC (“Partners VII”) invests lockstep alongside Fund VII. The Managing Members of Partners VII are Timothy C. Draper, John H.N. Fisher and Steven T. Jurvetson. Draper Associates, L.P. (“DALP”) invests lockstep alongside Fund VII. The General Partners of DALP is Draper Associates, Inc. which is controlled by its President and majority shareholder, Timothy C. Draper. Draper Associates Riskmasters Fund, LLC (“DARF”) and Draper Associates Riskmasters Fund II, LLC (“DARF II”) invest lockstep alongside Fund VII, instead and in place of DALP beginning June 2010. The Managing Member of DARF and DARF II is Timothy C. Draper. These individuals disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein. The address of each of the entities affiliated with Draper Fisher Jurvetson is 2882 Sand Hill Road, Suite 150, Menlo Park, California 94025.
(15)	Includes (a) 3,959,440 shares held and 162,408 shares that may be acquired pursuant to the exercise of warrants held of record by Clarus Lifesciences II, L.P. (“Clarus”) and (b) an option to purchase 8,768 shares of common stock granted on June 25, 2013 and an option to purchase 5,847 shares of common stock granted on January 1, 2014, none of which are vested as of June 13, 2014. Clarus Ventures II GP, L.P. (the “GPLP”), as the sole general partner of Clarus, may be deemed to beneficially own certain of the shares held of record by Clarus. The GPLP disclaims beneficial ownership of all shares held of record by Clarus in which the GPLP does not have an actual pecuniary interest. Clarus Ventures II, LLC (the “GPLLC”), as the sole general partner of the GPLP, may be deemed to beneficially own certain of the shares held of record by Clarus. The GPLLC disclaims beneficial ownership of all shares held of record by Clarus in which it does not have an actual pecuniary interest. Each of Nicholas Galakatos, a member of the board of directors, and Messrs. Henner, Liptak, Simon, Steinmetz and Wheeler, as individual Managing Directors of the GPLLC, may be deemed to beneficially own certain of the shares held of record by Clarus. Each of Messrs. Galakatos, Henner, Liptak, Simon, Steinmetz and Wheeler disclaims beneficial ownership of all shares held of record by Clarus in which he does not have an actual pecuniary interest. The address of Clarus Lifesciences is 101 Main Street, Suite 1210, Cambridge, Massachusetts 02142.
(16)

Includes (a) 3,959,440 shares held and 162,408 shares that may be acquired pursuant to the exercise of warrants held of record by Clarus Lifesciences II, L.P. (“Clarus”) and (b) an option to purchase 8,768 shares of common stock granted on June 25, 2013 and an option to purchase 5,847 shares of common stock granted on January 1, 2014, none of which are vested as of June 13, 2014. Clarus Ventures II GP, L.P. (the “GPLP”), as the sole general partner of Clarus, may be deemed to beneficially own certain of the shares held of record by Clarus. The GPLP disclaims beneficial ownership of all shares held of record by Clarus in which the GPLP does not have an actual pecuniary interest. Clarus Ventures II, LLC (the “GPLLC”), as the sole general partner of the GPLP, may be deemed to beneficially own certain of the shares held of record by Clarus. The GPLLC disclaims beneficial ownership of all shares held of record by Clarus in which it does not have an actual pecuniary interest. Each of Nicholas Galakatos, a member of the board of directors, and Messrs. Henner, Liptak, Simon, Steinmetz and Wheeler, as individual Managing Directors of the GPLLC, may be deemed to beneficially own certain of the shares held of record by Clarus. Each of Messrs. Galakatos, Henner, Liptak, Simon, Steinmetz and Wheeler disclaims beneficial ownership of all shares held of record by Clarus in which he does not have an actual pecuniary interest. The address of Clarus Lifesciences is 101 Main Street, Suite 1210, Cambridge, Massachusetts 02142.
(17)	Consists of options to purchase 4,769 shares of common stock that are exercisable within 60 days of March 15, 2014, all of which are vested as of June 13, 2014.
(18)	Includes (a) 1,412,550 shares held by OVP Venture Partners VI, L.P. (“OVP VI”), (b) 660,936 shares held and 103,404 shares that may be acquired pursuant to the exercise of warrants held of record by OVP Venture Partners VII, L.P. (“OVP VII”), (c) 19,408 shares held by OVP VI Entrepreneurs Fund, L.P. (“OVP VI Entrepreneurs Fund”) (d) 1,973 shares held by OVP VII Entrepreneurs Fund, L.P. (“OVP VII Entrepreneurs Fund”) and (e) an option to purchase 8,768 shares of common stock granted on June 25, 2013 and an option to purchase 5,847 shares of common stock granted on January 1, 2014, none of which are vested as of June 13, 2014. Charles P. Waite, a member of the board of directors, is a managing member of OVMC VI, LLC, the general partner of each of OVP VI and OVP VI Entrepreneurs Fund, and a managing member of OVMC VII, LLC, the general partner of each of OVP VII and OVP VII Entrepreneurs Fund. Mr. Waite, together with the other managing members of OVMC VI, LLC and OVMC VII, LLC are deemed to have shared voting and dispositive power over the shares held by OVP VI, OVP VII, OVP VI Entrepreneurs Fund and OVP VII Entrepreneurs Fund. These individuals disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein. The address of each of the entities affiliated with OVP Venture Partners is 1616 Eastlake Ave. E, Suite 208, Seattle, Washington 98102.
(19)	Includes 8,012,965 shares held, 355,108 shares that may be acquired pursuant to the exercise of warrants held of record and options to purchase 1,019,115 shares of common stock that are exercisable within 60 days of March 15, 2014, of which 679,604 shares are vested as of June 13, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In addition to the arrangements described below, we have also entered into the arrangements which are described where required in the section of this report captioned “Part III — Item 11 — Executive Compensation — Executive Employment Arrangements”.

Related Party Transaction Policy

We have adopted a formal, written policy that our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities, and any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior approval or, in the case of pending or ongoing related party transactions, ratification of our audit committee. For purposes of our policy, a related party transaction is a transaction, arrangement or relationship where we were, are or will be involved and in which a related party had, has or will have a direct or indirect material interest, other than transactions available to all of our United States employees.

Certain transactions with related parties, however, are excluded from the definition of a related party transaction including, but not limited to: (1) transaction with another company at which a related party’s only relationship is as an employee (excluding as an executive officer or a director) or beneficial owner of less than

5% of that company’s shares; (2) transaction where the related party’s interest arises solely from the ownership of our equity securities and all holders of our common stock received the same benefit on a pro rata basis (e.g. dividends); (3) transactions available to all employees generally; (4) transactions involving the purchase or sale of products or services in the ordinary course of business, not exceeding $20,000; and (5) transactions in which the related party’s interest derives solely from his or her service as a director, trustee or officer (or similar position) of a not-for-profit organization or charity that receives donations from the Company.

No member of the audit committee may participate in any review, consideration or approval of any related party transaction where such member or any of his or her immediate family members is the related party. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to: (1) the benefits and perceived benefits, or lack thereof, to our company; (2) the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (3) the materiality and character of the related party’s direct and indirect interest; (4) the actual or apparent conflict of interest of the related party; (5) the availability of other sources for comparable products or services; (6) the opportunity costs of alternative transactions; (7) the terms of the transaction; (8) the commercial reasonableness of the terms of the proposed transaction; and (9) terms available to unrelated third parties or to employees under the same or similar circumstances. In reviewing proposed related party transactions, the audit committee will only approve or ratify related party transactions that are in, or not inconsistent with, the best interests of our company and stockholders, as the audit committee determines in good faith.

Except for the purchase of shares of our common stock in connection with our initial public offering by certain of our directors and 5% stockholders, the transactions described below were consummated prior to our adoption of the formal, written policy described above and therefore the foregoing policies and procedures were not followed with respect to the transactions. However, we believe that the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Sales of Securities

The following table sets forth a summary of the sale and issuance of our securities to related persons since January 1, 2013, other than compensation arrangements which are described under the sections of this report captioned “Management — Director Compensation” and “Executive Compensation.” For a description of beneficial ownership see the section of this report captioned “Principal Stockholders.”

Purchaser	Common Stock
Executive Officers, Directors and Promoters:
R. Bradley Gray(1)	86,790
5% Stockholders:
Entities affiliated with Clarus Ventures(2)	750,000
Entities affiliated with OVP Venture Partners(3)	51,438

(1)	Consists of (a) 17,036 shares of common stock upon exercise of stock options in January 2013 at a price of $1.92 per share; (b) 69,754 shares of common stock upon exercise of stock options in January 2013 at a price of $2.24 per share and (c) 2,500 shares of common stock upon an ESPP distribution in March 2013 at a price of $6.6215 per share.
(2)	Consists of 750,000 shares of common stock purchased in July 2013 in our initial public offering at a price of $10.00 per share. Each of Mr. William D. Young, a Venture Partner at Clarus Ventures, Dr. Nicholas Galakatos, a Managing Director at Clarus Ventures, and Dr. Finny Kuruvilla, a Principal at Clarus Ventures, is a member of the board of directors.

(3)	Consists of 51,438 shares of common stock purchased in July 2013 in our initial public offering at a price of $10.00 per share. Mr. Charles P. Waite, a General Partner at OVP Venture Partners, is a member of the board of directors.

Investors’ Rights Agreement

We have entered into an investors’ rights agreement with certain holders of our common stock and warrants to purchase our common stock, including entities affiliated with Clarus Ventures, entities affiliated with OVP Venture Partners and entities affiliated with Draper Fisher Jurvetson. As of March 15, 2013, the holders of approximately 7.4 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.

Voting Agreement

The election of the members of the board of directors is governed by a voting agreement with certain of the holders of our outstanding common stock and warrants to purchase our common stock, including entities affiliated with Clarus Ventures, entities affiliated with OVP Venture Partners, entities affiliated with Draper Fisher Jurvetson and Messrs. Gray, Johnson and Burns. The parties to the voting agreement have agreed, subject to certain conditions, to vote their shares so as to elect as directors (1) two nominees designated by entities affiliated with Clarus Ventures, currently Nicholas Galakatos and Finny Kuruvilla; (2) one nominee designated by entities affiliated with OVP Venture Partners, currently Charles P. Waite; and (3) one nominee designated by entities affiliated with Draper Fisher Jurvetson, currently Jennifer Scott Fonstad. In addition, so long as Mr. Gray is employed by us as our chief executive officer, the parties to the voting agreement have agreed to vote their shares so as to elect Mr. Gray to the board of directors. The parties further agreed to vote their shares so as to elect up to two persons who are designated by our Chief Executive Officer and all of the directors designated by entities affiliated with Clarus Ventures, entities affiliated with OVP Venture Partners and entities affiliated with Draper Fisher Jurvetson. Upon the completion of our initial public offering, the obligations of the parties to the voting agreement to vote their shares so as to elect as these nominees terminated and none of our stockholders has any special rights regarding the nomination, election or designation of members of the board of directors.

Indebtedness of Directors and Officers

None of our current or former directors or executive officers is indebted to us, nor are any of these individuals indebted to another entity which indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by us.

Other Transactions

We have entered into separate indemnification agreements with each of our directors and certain of our officers.

We have granted stock options to our named executive officers, other executive officers and certain of our directors.

Director Independence

Under the rules of The NASDAQ Global Market, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of The NASDAQ Global Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent within 12 months following completion of our initial public offering. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Under the rules of The NASDAQ Global Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the board of directors has determined that none of Messrs. Young, Waite, Crutchfield and Norden, Drs. Galakatos and Kuruvilla and Ms. Fonstad, representing seven of our eight directors, has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the rules of The NASDAQ Global Market. The board of directors also determined that Messrs. Norden (chairman), Crutchfield, Waite and Young, who comprise our audit committee, Dr. Galakatos (chairman), Mr. Waite and Ms. Fonstad, who comprise our compensation committee, and Messrs. Waite (chairman) and Young and Dr. Galakatos, who comprise our nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of The NASDAQ Global Market. Effective as of the date that this Annual Report on Form 10-K is filed with the SEC, Mr. Waite will step down from his position on the audit committee.

In making this determination, the board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances the board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, for 2013 and 2012.

	Year Ended December 31,
Fee Category	2013	2012
Audit fees (1)	$747,055	$774,550
Audit-related fees	—	—
Tax fees	24,449	22,500
All other fees (2)	1,800	1,800

Total fees	$773,304	$798,850

(1)	Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and our initial public offering.
(2)	All other fees include any fees billed that are not audit, audit related, or tax fees. In 2013 and 2012, these fees related to accounting research software.

Pre-Approval Policies and Procedures

Pursuant to its charter, the audit committee must review and approve, in advance, the scope and plans for the audits and the audit fees and approve in advance (or, where permitted under the rules and regulations of the SEC, subsequently) all non-audit services to be performed by the independent auditor that are not otherwise prohibited by law and any associated fees. The audit committee may delegate to one or more members of the committee the authority to pre-approve audit and permissible non-audit services, as long as this pre-approval is presented to the full committee at scheduled meetings. In accordance with the foregoing, the committee has delegated to the chair of the audit committee the authority to pre-approve services to be performed by our independent registered public accounting firm and associated fees, provided that the chair is required to report any decision to pre-approve such audit-related or non-audit services and fees to the full audit committee for ratification at its next regular meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements—The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2014

NANOSTRING TECHNOLOGIES, INC.

By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Bradley Gray and James A. Johnson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Bradley Gray R. Bradley Gray	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2014

/s/ James A. Johnson James A. Johnson	Chief Financial Officer (Principal Accounting and Financial Officer)	March 27, 2014

/s/ William D. Young William D. Young	Chairman of the Board of Directors	March 27, 2014

/s/ Bradford Crutchfield Bradford Crutchfield	Director	March 27, 2014

/s/ Jennifer Scott Fonstad Jennifer Scott Fonstad	Director	March 27, 2014

/s/ Nicholas Galakatos Nicholas Galakatos	Director	March 27, 2014

/s/ Finny Kuruvilla Finny Kuruvilla	Director	March 27, 2014

/s/ Gregory Norden Gregory Norden	Director	March 27, 2014

/s/ Charles P. Waite Charles P. Waite	Director	March 27, 2014

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35980	3.1	August 8, 2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35980	3.2	August 8, 2013

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-188704	4.1	June 13, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated November 29, 2012, by and among the Registrant and the investors named therein.	S-1	333-188704	4.2	May 20, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated December 20, 2012, by and among the Registrant and the investors named therein.	S-1	333-188704	4.3	May 20, 2013

4.4	Warrant to purchase Series B Preferred Stock, issued to lender under Registrant’s prior credit facility on October 1, 2007.	S-1	333-188704	4.4	May 20, 2013

4.5	Warrant to purchase Series C Preferred Stock, issued to lender under Registrant’s prior credit facility on November 8, 2010.	S-1	333-188704	4.5	May 20, 2013

4.6	Form of amended and restated warrant to purchase shares of Series D Preferred Stock, issued to investors on June 23, 2011 and September 26, 2011 in connection with the Registrant’s 2011 bridge financing.	S-1	333-188704	4.6	May 20, 2013

4.7	Form of warrant to purchase shares of Series D Preferred Stock, issued to the investors on November 1, 2011 and December 28, 2011 in connection with the Registrant’s preferred stock and warrant financing.	S-1	333-188704	4.7	May 20, 2013

4.8	Form of warrant to purchase Series D Preferred Stock, issued to lenders on March 30, 2012 and December 10, 2012 under Registrant’s March 2012 credit facility.	S-1	333-188704	4.8	May 20, 2013

4.9	Form of warrant to purchase Series E Preferred Stock, issued to lenders on December 31, 2012 and April 30, 2013 in connection with the amendments of the Registrant’s March 2012 credit facility.	S-1	333-188704	4.9	May 20, 2013

10.1	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-188704	10.1	June 13, 2013

10.2	2004 Stock Option Plan, as amended.	S-1	333-188704	10.2	May 20, 2013

10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2004 Stock Option Plan, as amended.	S-1	333-188704	10.3	May 20, 2013

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.4	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2004 Stock Option Plan, as amended.	S-1	333-188704	10.4	May 20, 2013

10.5	2013 Equity Incentive Plan.	S-1/A	333-188704	10.5	June 13, 2013

10.6	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2013 Equity Incentive Plan.	S-1/A	333-188704	10.6	June 13, 2013

10.7	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the 2013 Equity Incentive Plan.	S-1/A	333-188704	10.7	June 13, 2013

10.8	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan.	S-1/A	333-188704	10.8	June 13, 2013

10.9	2013 Employee Stock Purchase Plan.	S-1/A	333-188704	10.9	June 13, 2013

10.10+	Employment Agreement, dated May 24, 2010, between the Registrant and R. Bradley Gray.	S-1	333-188704	10.8	May 20, 2013

10.11+	Employment Agreement, dated September 7, 2012, between the Registrant and Jim Johnson.	S-1	333-193322	10.11	January 13, 2014

10.12+	Employment Agreement, dated March 31, 2012, between the Registrant and Joseph Beechem, as amended on December 27, 2012.	S-1	333-193322	10.12	January 13, 2014

10.13	Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated October 19, 2007.	S-1	333-188704	10.11	May 20, 2013

10.14	First Amendment to Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated May 21, 2009.	S-1	333-188704	10.12	May 20, 2013

10.15	Second Amendment to Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated June 16, 2010.	S-1	333-188704	10.13	May 20, 2013

10.16	Third Amendment to Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated February 4, 2011.	S-1	333-188704	10.14	May 20, 2013

10.17	Fourth Amendment to Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated May 28, 2012.	S-1	333-188704	10.15	May 20, 2013

10.18	Loan and Security Agreement among the Registrant, Oxford Finance LLC and Silicon Valley Bank, dated March 30, 2012.	S-1	333-188704	10.16	May 20, 2013

10.19	First Amendment to Loan and Security Agreement among the Registrant, Oxford Finance LLC and Silicon Valley Bank, dated December 31, 2012.	S-1	333-188704	10.17	May 20, 2013

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.20	Second Amendment to Loan and Security Agreement among the Registrant, Oxford Finance LLC and Silicon Valley Bank, dated April 30, 2013.	S-1	333-188704	10.18	May 20, 2013

10.21	Third Amendment to Loan and Security Agreement among the Registrant, Oxford Finance LLC and Silicon Valley Bank, dated July 22, 2013.	10-Q	001-35980	10.1	November 8, 2013

10.22†	Exclusive License Agreement, dated February 4, 2004, between the Registrant and The Institute for Systems Biology.	S-1	333-188704	10.19	May 20, 2013

10.23†	Amendment No. 1 to Exclusive License Agreement, dated February 5, 2007, between the Registrant and The Institute for Systems Biology.	S-1	333-188704	10.20	May 20, 2013

10.24	Amendment No. 2 to Exclusive License Agreement, dated May 17, 2007, between the Registrant and The Institute for Systems Biology.	S-1	333-188704	10.21	May 20, 2013

10.25†	Amended and Restated Exclusive License Agreement, effective July 7, 2010, between the Registrant and Bioclassifier, LLC.	S-1	333-188704	10.22	May 20, 2013

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (contained on signature page).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.
+	Indicates a management contract or compensatory plan.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.