Form 10-Q
period 2014-03-31
NanoString Technologies Inc
filed 2014-05-15
CIK 1401708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of registrant’s common stock outstanding as of May 12, 2014 was 18,064,577

NANOSTRING TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NanoString Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$28,973	$9,941
Short-term investments	56,837	32,715
Accounts receivable, net	7,429	8,331
Inventory	7,522	6,750
Prepaid expenses and other	3,567	2,999

Total current assets	104,328	60,736
Restricted cash	142	201
Deferred offering costs	—	29
Property and equipment, net	3,118	3,065
Other assets	205	341

Total assets	$107,793	$64,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,619	$3,354
Accrued liabilities	5,437	7,088
Deferred revenue, current portion	1,292	1,462
Deferred rent, current portion	605	590
Long-term debt, current portion	6,772	6,136

Total current liabilities	16,725	18,630
Deferred revenue, net of current portion	756	803
Deferred rent, net of current portion	1,168	1,313
Long-term debt, net of current portion	10,533	12,157

Total liabilities	29,182	32,903

Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 18,053 and 14,620 shares issued and outstanding, respectively	2	1
Additional paid-in-capital	216,854	158,278
Other comprehensive income	9	22
Accumulated deficit	(138,254)	(126,832)

Total stockholders’ equity	78,611	31,469

Total liabilities and stockholders’ equity	$107,793	$64,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$8,751	$5,676

Costs and expenses:
Cost of revenue	4,325	2,882
Research and development	4,732	3,059
Selling, general and administrative	10,674	6,126

Total costs and expenses	19,731	12,067

Loss from operations	(10,980)	(6,391)

Other income (expense):
Interest income	64	3
Interest expense	(536)	(385)
Other expense	30	(4)
Revaluation of preferred stock warrant liability	—	(482)

Total other expense	(442)	(868)

Net loss	(11,422)	(7,259)
Accretion of mandatorily redeemable convertible preferred stock	—	(2,342)

Net loss attributable to common stockholders	$(11,422)	$(9,601)

Net loss per share - basic and diluted	$(0.68)	$(17.88)

Shares used in computing basic and diluted net loss per share	16,917	537

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(11,422)	$(7,259)
Unrealized loss on short-term investments	(13)	—

Comprehensive loss	$(11,435)	$(7,259)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net loss	$(11,422)	$(7,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	396	464
Amortization of debt discount	51	51
Stock-based compensation	1,039	231
Revaluation of preferred stock warrant liability	—	482
Net amortization of premium on short-term investments	(173)	—
Interest accrued on long-term notes	88	79
Loss on disposal of property and equipment	—	1
Gain on sale of investments	(2)	—
Changes in operating assets and liabilities
Accounts receivable	902	(1,034)
Inventory	(772)	43
Prepaid expenses and other	(568)	(842)
Other assets	136	9
Accounts payable	(735)	(62)
Accrued liabilities	(1,651)	(1,201)
Deferred revenue	(217)	211
Deferred rent	(130)	(183)

Net cash used in operating activities	(13,058)	(9,010)

Investing activities
Purchases of property and equipment	(446)	(136)
Decrease in restricted cash	59	—
Proceeds from maturity of short-term investments	5,671	—
Purchase of short-term investments	(29,631)	—

Net cash used in investing activities	(24,347)	(136)

Financing activities
Net proceeds from public offering	57,016	—
Proceeds from employee stock purchase plan	442	—
Repayment of long-term debt	(1,129)	(55)
Deferred offering costs	—	(1,019)
Proceeds from exercise of stock options	108	322

Net cash provided by (used in) financing activities	56,437	(752)

Net increase (decrease) in cash and cash equivalents	19,032	(9,898)
Cash and cash equivalents
Beginning of period	9,941	21,692

End of period	$28,973	$11,794

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

Public Equity Offering

In January 2014, the Company completed an underwritten public offering of 2,972,972 shares of common stock for total gross proceeds of $55.0 million. In February 2014, the underwriters partially exercised an overallotment option, purchasing 345,945 additional shares from the Company for additional gross proceeds of $6.4 million. After underwriters’ fees and commissions and other expenses of the offering, the Company’s aggregate net proceeds were approximately $57.0 million.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries, NanoString Technologies International, Inc., NanoString Technologies Asia Pacific Limited, NanoString Technologies Singapore Pte. Limited, NanoString Technologies Europe Limited, NanoString Technologies Germany GmbH and NanoString Technologies SAS. The unaudited condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Systems product revenue is recognized upon installation and calibration in geographic regions where such services are only available from the Company’s specialized technicians. In these regions, systems and related installation and calibration are considered to be one unit of accounting, as systems are required to be professionally installed and calibrated before use. In certain geographic regions, installation and calibration services are available from other vendors, and in such regions they are considered separate revenue elements. For systems sold for use primarily to run Prosigna assays, training must be provided prior to system revenue recognition. Consumables are considered to be separate units of accounting as they are sold separately. Consumables product revenue is recognized upon shipment.

Service revenue is recognized when earned, which is generally upon the rendering of the related services. Service agreements and service fees for assay processing are each considered separate units of accounting as they are sold separately. The Company offers service agreements on its nCounter Analysis System for periods ranging from 12 to 36 months after the end of the standard 12-month warranty period. Service agreements are generally separately priced. Revenue from service agreements is deferred and recognized in income on a straight-line basis over the service period.

For arrangements with multiple deliverables, the Company allocates the agreement consideration at the inception of the agreement to the deliverables based upon their relative selling prices. To date, selling prices have been established by reference to vendor specific objective evidence based on stand-alone sales transactions for each deliverable. Vendor specific objective evidence is considered to have been established when a substantial majority of individual sales transactions within the previous 12 month period fall within a reasonably narrow range, which the Company has defined to be plus or minus 15% of the median sales price of actual stand-alone sales transactions. The Company uses its best estimate of selling price for individual deliverables when vendor specific objective evidence or third-party evidence is unavailable. Allocated revenue is only recognized for each deliverable when the revenue recognition criteria have been met.

Recent Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

3. Net Loss Per Share

Net loss attributable to common stockholders per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. Outstanding stock options and warrants have not been included in the calculation of the diluted net loss attributable to common stockholders per share because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the three month periods presented because their effect would have been anti-dilutive (in thousands):

	2014	2013
Stock options	3,169	—
Stock options (as converted)	—	1,806
Convertible preferred stock (as converted)	—	8,631
Convertible preferred stock warrants (as converted)	—	607
Common stock warrants	618	—

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

The Company had one customer that individually represented more than 10% of total revenue during the three months ended March 31, 2014 and none during the three months ended March 31, 2013. In addition, the Company had one customer that represented more than 10% of total accounts receivable as of March 31, 2014 and none as of December 31, 2013.

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

5. Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of security as of March 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government-related debt securities	$1,550	$1	$—	$1,551
Corporate debt securities	55,278	26	(18)	55,286

Total available-for-sale securities	$56,828	$27	$(18)	$56,837

Type of security as of December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government-related debt securities	$1,565	$1	$—	$1,566
Corporate debt securities	31,128	24	(3)	31,149

Total available-for-sale securities	$32,693	$25	$(3)	$32,715

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

Contractual maturity	March 31, 2014	December 31, 2013
Maturing in one year or less	$53,286	$26,725
Maturing after one year through three years	3,551	5,990

Total available-for-sale securities	$56,837	$32,715

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statements of operations. Gross realized gains on sales of available-for-sale securities were approximately $1,900 and $0 for the three months ended March 31, 2014 and 2013, respectively. There were no realized losses on sales of available-for-sale securities for the three months ended March 31, 2014 and 2013.

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

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$28,567	$—	$—	$28,567
Short-term investments:
U.S. government-related debt securities	—	1,551	—	1,551
Corporate debt securities	—	55,286	—	55,286

Total	$28,567	$56,837	$—	$85,404

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$8,454	$—	$—	$8,454
Short-term investments:
U.S. government-related debt securities	—	1,566	—	1,566
Corporate debt securities	—	31,149	—	31,149

Total	$8,454	$32,715	$—	$41,169

7. Inventory

Inventory consisted of the following as of the date indicated (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$1,605	$2,164
Work in process	1,957	2,198
Finished goods	3,960	2,388

	$7,522	$6,750

8. Reserve for Product Warranties

The Company generally provides a one-year warranty on its nCounter Analysis Systems and establishes an accrual based on historical product failure rates and actual warranty costs incurred. Warranty expense is recorded as a component of cost of revenue in the condensed consolidated statements of operations.

The following information reconciles changes in the Company’s warranty reserve and related costs (in thousands):

Warranty reserve, December 31, 2013	$358
Cost of warranty claims	(28)
Warranty accrual	80

Warranty reserve, March 31, 2014	$410

9. Commitments and Contingencies

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are no claims or actions pending against the Company currently, the ultimate disposition of which would have a material adverse effect on the Company’s consolidated results of operation, financial condition or cash flows.

10. Information about Geographic Areas

The Company operates as a single reportable segment and primarily enables customers to perform both research and clinical testing on its nCounter Analysis System. The Company has one sales force that sells these systems to both research and clinical testing labs, and has launched its first product, nCounter Elements GPRs, that can be used for both research and diagnostic testing.

The following table is based on the geographic location of distributors or end users who purchased products and services. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Revenue by geography was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
North America	$5,989	$4,477
Europe & Middle East	1,763	616
Asia Pacific	999	583

Total revenue	$8,751	$5,676

Total revenue in the United States was $5.3 million and $3.7 million for the three month periods ended March 31, 2014 and 2013, respectively.

The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.

11. Subsequent Events

In April 2014, the Company entered into a term loan agreement with a new lender to refinance its existing credit facility and potentially incur up to an aggregate of $45.0 million in term loan borrowings or up to an aggregate of approximately $52.0 million if it elects to exercise in full an option to defer payment of a portion of the interest that would accrue on the borrowings under the term loan agreement. The Company has committed to borrow no less than $30.0 million under the agreement, from which it will repay the outstanding balance under its existing credit facility plus the related $1.0 million end of term payment and a $0.3 million make-whole premium. The Company expects to record a total charge of $1.4 million related to the repayment. All borrowings under this new term loan agreement will accrue interest at 12.5% annually, of which 3.5% can be deferred and paid at the end of the six-year term. The Company will make interest-only payments for the first five years. The Company has the option to prepay the term loans, in whole or in part, at any time subject to payment of a redemption fee. This new term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The new term loan agreement also includes liquidity and revenue-based financial covenants. The Company’s obligations under the new term loan agreement are collateralized by substantially all of its assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to successfully commercialize Prosigna, our first product for which we have obtained a CE mark in the European Union and, in September 2013, received 510(k) clearance from the U.S. Food and Drug Administration, or FDA;

•	the implementation of our business model and strategic plans for our business;

•	the regulatory regime and our ability to secure regulatory clearance or approval for the clinical use of our products, domestically and internationally;

•	our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, and third parties who conduct our clinical studies;

•	our intellectual property position;

•	our expectations regarding the market size and growth potential for our businesses;

•	any estimates regarding expenses, future revenues, capital requirements, and stock performance; and

•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable genomic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. We have an installed base of more than 200 systems, which our customers have used to publish more than 400 peer-reviewed papers. As researchers discover how genomic information can be used to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests based on our nCounter Elements General Purpose Reagents, or GPRs. In certain situations, we intend to translate their discoveries into in vitro diagnostic assays. For example, in September 2013, we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, to market in the United States a version of our first molecular diagnostic product, the Prosigna Breast Cancer Assay, or Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer.

We derive a substantial majority of our revenue from the sale of our products, which consist of our nCounter instruments and related proprietary consumables, which we call CodeSets, nCounter Elements GPRs and Master Kits, and our Prosigna in vitro diagnostic kits. We also derive revenue from processing fees related to proof-of-principle studies we conduct for potential customers and extended service contracts for our nCounter Analysis Systems.

We use third-party contract manufacturers to produce the two instruments comprising the nCounter Analysis System. We manufacture consumables at our Seattle, Washington facility. This operating model is designed to be capital efficient and to scale efficiently as our product volumes grow. We focus a substantial portion of our resources on researching and developing new technologies and products. We sell our products through our own sales force in the United States, Canada, Singapore, Israel and certain European countries. We sell through distributors in other parts of the world.

Our total revenue has increased to $8.8 million for the three months ended March 31, 2014 from $5.7 million for the first three months of 2013. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $11.4 million and $7.3 million for the three months ended March 31, 2014 and 2013, respectively, and as of March 31, 2014 our accumulated deficit was $138.3 million.

Recent Developments

In January 2014, we completed an underwritten public offering of 2,972,972 shares of common stock for total gross proceeds of $55.0 million. In February 2014, the underwriters partially exercised an overallotment option, purchasing 345,945 additional shares from us for additional gross proceeds of $6.4 million. After underwriters’ fees and commissions and other expenses of the offering, our aggregate net proceeds were approximately $57 million.

Results of Operations

Revenue; Cost of Revenue; Gross Profit; Gross Margin

Our product revenues consist of sales of our nCounter Analysis System and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with extended service agreements and conducting proof-of-principle studies. Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis System and purchase related consumables.

The following table reflects product and service revenue by geography based on the billing address of our customers. North America consists of the United States, Canada and Mexico; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia and Australia.

	Three Months Ended March 31,
	2014	2013	% Change
	(In thousands)
North America	$5,989	$4,477	34%
Europe & Middle East	1,763	616	186
Asia Pacific	999	583	71

Total	$8,751	$5,676	54

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

Revenue, cost of revenue, gross profit and gross margin were as follows:

	Three Months Ended
	March 31,
	2014	2013	% Change
	(In thousands)
Product revenue:
Instruments	$3,448	$1,639	110%
Consumables	4,786	3,699	29
In vitro diagnostic kits	61	—	—
Service revenue	456	338	35

Total revenue	8,751	5,676	54
Cost of revenue	4,325	2,882	50

Gross profit	$4,426	$2,794	58

Gross margin	51%	49%

Instruments revenue increased significantly due to an increase in the number of instruments sold. The increase in consumables revenue was driven by growth in our installed base of instruments. The increase in service revenue was primarily related to an increase in the number of instruments covered by service agreements.

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

Given the relatively small size of our research and development staff and the limited number of active projects at any given time, we have found that, to date, it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, we do not require employees to report their time by project nor do we allocate our research and development costs to individual projects. Research and development expense by functional area was as follows:

	Three Months Ended March 31,
	2014	2013	% Change
	(In thousands)
Core nCounter platform technology	$1,828	$612	199%
Manufacturing process development	489	378	29
Research products and applications	861	736	17
Diagnostic product development	1,181	938	26
Facility allocation	373	395	(6)

Total	$4,732	$3,059	55

The increases in research and development expense reflected an increase in personnel-related expenses primarily to support the advancement of our nCounter technology. In addition, there was an increase in engineering costs for development of the next generation of our nCounter system.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, legal, human resources, information technology, business development and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. In particular, the continued commercialization of Prosigna requires us to establish a dedicated oncology diagnostics sales force which will increase selling and marketing expenses significantly. We also expect legal, accounting and compliance costs to increase as our business grows.

Selling, general and administrative expense was as follows:

	Three Months Ended
	March 31,
	2014	2013	% Change
	(In thousands)
Selling, general and administrative expense	$10,674	$6,126	74%

The increase for the period was primarily attributable to increased staffing and personnel-related costs to support sales and marketing and administration; increased external marketing and other consulting costs related to the commercial launch of Prosigna; and increased corporate professional fees and other public company costs.

Other Income (Expense), Net

Other income (expense) was as follows:

	Three Months Ended
	March 31,
	2014	2013	% Change
	(In thousands)
Interest income	$64	$3	2033%
Interest expense	(536)	(385)	39
Other income (expense)	30	(4)	(850)
Revaluation of preferred stock warrant liability	—	(482)	(100)

Total other expense, net	$(442)	$(868)	(49)

The increase in interest expense was driven by increased borrowing under our existing credit facility during 2014 from $12.8 million as of March 31, 2013 to $17.3 million as of March 31, 2014.

The revaluation of the preferred stock warrant liability for the three month period ended March 31, 2013 resulted from a re-measurement of the fair value of preferred stock warrants using the Black-Scholes option pricing model, which was primarily impacted by a decrease in the valuation of the underlying stock. Upon closing of our initial public offering in July 2013, all outstanding preferred stock was automatically converted into common stock, and the warrants to purchase preferred stock converted into warrants to purchase common stock. As a result, the preferred stock warrant liability was reclassified to stockholders’ equity.

Liquidity and Capital Resources

As of March 31, 2014, we had cash, cash equivalents and short-term investments totaling $85.8 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

Sources and Uses of Funds

Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings.

In March 2012, we entered into a loan and security agreement, pursuant to which we have incurred $18.0 million in term loan borrowings, all of which accrue interest at a rate of 8.89%. Through January 2014, we paid interest only on such term loan borrowings. Following the expiration of the interest only payment period, we are now paying principal and interest in 30 equal monthly installments, and are required to pay an end of term payment equal to 5.5% of the amount borrowed, or $990,000, at maturity in July 2016. We may at our option prepay all of the term loan borrowings by paying the lender, among other things, all principal and accrued interest, the end of term payment plus a premium of up to 3% of the amount borrowed. In addition, from time to time we can also incur revolver borrowings of up to the lesser of $2.0 million or a borrowing base tied to the amount of eligible accounts receivable. Interest on revolver borrowings accrues at a floating rate equal to the prime rate plus 3.70% (subject to a floor of 6.95%) and is payable monthly. We are also required to pay a fee of 0.075% per month on the unused portion of the revolver borrowings.

In April 2014, we entered into a term loan agreement with a new lender to refinance our existing credit facility and potentially incur up to an aggregate of $45.0 million in term loan borrowings or up to an aggregate of approximately $52.0 million if we elect to exercise in full an option to defer payment of a portion of the interest that would accrue on the borrowings under the term loan agreement. We have committed to borrow no less than $30.0 million under the agreement, from which we will repay the outstanding balance under our existing credit facility plus a related end of term payment and a make-whole premium. All borrowings under this new term loan agreement will accrue interest at 12.5% annually, of which 3.5% can be deferred and paid at the end of the six-year term. We have the option to prepay the term loans, in whole or in part, at any time subject to payment of a redemption fee. This new term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The new term loan agreement also includes liquidity and revenue-based financial covenants. Our obligations under the new term loan agreement are collateralized by substantially all of our assets.

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

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash used in operating activities	$(13,058)	$(9,010)
Cash used in investing activities	(24,347)	(136)
Cash provided by (used in) financing activities	56,437	(752)

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

Net cash used in operating activities for the three months ended March 31, 2014 consisted of our net loss of $11.4 million and $3.0 million of cash used for working capital purposes. These uses were partially offset by $1.8 million of net non-cash expense items, such as depreciation and amortization, amortization of premium on short-term investments and stock-based compensation.

Net cash used in operating activities for the three months ended March 31, 2013 consisted of our net loss of $7.3 million and $3.1 million of cash used for working capital purposes. These uses were partially offset by $1.3 million of non-cash expense items, such as depreciation and amortization, stock-based compensation, revaluation of preferred stock warrant liability and amortization of debt discounts and issuance cost.

Investing Cash Flows

Our most significant investing activities for the three months ended March 31, 2014 were related to the purchase and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

In the three months ended March 31, 2014 and 2013, we purchased $0.4 million and $0.1 million, respectively, of property and equipment required to support the growth and expansion of our operations.

Financing Cash Flows

Historically, we have funded our operations through the issuance of equity securities and the incurrence of indebtedness.

Net cash provided by financing activities for the three months ended March 31, 2014 consisted of net proceeds of $57.0 million from our public offering of common stock, Employee Stock Purchase Plan proceeds of $0.4 million and $0.1 million of proceeds from the exercise of stock options. These proceeds were partially offset by repayments of borrowings of $1.1 million.

Net cash used in financing activities for the three months ended March 31, 2013 included payments for initial public offering costs of $1.0 million and repayments of borrowing of $0.1 million, which were partially offset by proceeds from exercise of stock options of $0.3 million.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2014 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 27, 2014.

Recent Accounting Pronouncements

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

We have reviewed recent accounting pronouncements and concluded that they are either not applicable to our business, or that no material effect is expected on our consolidated financial statements as a result of future adoption.

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

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on April 1, 2014 and sustained throughout the period ended March 31, 2015, would not be material.

As of March 31, 2014, the principal and accrued interest outstanding under our term borrowings was $17.3 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not engaged in any material legal proceedings. However, in the normal course of business, we may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment, intellectual property or others.

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

We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $11.4 million and $7.3 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $138.3 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward development and commercialization of our technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with establishing a dedicated oncology sales force and the increased administrative costs associated with being a public company. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.

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

Commercialization of Prosigna in Europe, the United States and the other jurisdictions in which we intend to pursue regulatory approval is a key element of our strategy. Currently, most oncologists seeking sophisticated gene expression analysis for diagnosing and profiling breast cancer in their patients, ship tissue samples to a limited number of centralized laboratories typically located in the United States. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to pay for, Prosigna if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors and patients that Prosigna provides equivalent or better prognostic information. In addition, breast cancer treatment guidelines recommend that chemotherapy be considered in many cases, in combination with other patient factors. Accordingly, physicians may be reluctant to order a test, such as Prosigna, that may suggest recommending against chemotherapy. Furthermore, our diagnostic tests are performed by pathologists in local laboratories, rather than by a vendor in a remote centralized laboratory, which requires us to educate pathologists regarding the benefits of this business model and oncologists regarding the reliability and consistency of results generated locally.

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

If we are unable to obtain additional regulatory clearances or approvals to market Prosigna in additional countries or if regulatory limitations are placed on our diagnostic products our business and growth will be harmed. In addition, if we do not obtain additional regulatory clearances or approvals to market products other than Prosigna for diagnostic purposes, we will be limited to marketing such products for research use only.

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Affymetrix, Agilent Technologies, Bio-Rad, Exiqon, Fluidigm, HTG Molecular Diagnostics, Illumina, Life Technologies (acquired by Thermo Fisher Scientific), Luminex, Perkin Elmer, Qiagen and Roche Applied Science. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, including companies such as RainDance Technologies and Wafergen Bio-Systems.

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

We have limited experience marketing and selling our products into clinical laboratories. Our nCounter Dx Analysis System was introduced for sale in the clinical laboratory market in Europe and Israel in February 2013, and in the United States in November 2013. We sell our products through our own sales force in North America and through a combination of our own sales force and distributors in Europe, Middle East, Asia Pacific and South America. Many members of our original sales force were hired and our distributors were selected based on experience selling to research customers and not necessarily to clinical laboratories. If we are unable to market and sell our products effectively to clinical laboratories, our ability to sell diagnostic products, including Prosigna, will be adversely affected.

Our future sales of Prosigna will depend in large part on our ability to successfully establish an oncology sales force and to increase the scope of our marketing efforts. Because we have limited experience in marketing and selling our products in the diagnostics market, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to diagnostics customers is unproven. If we do not build an efficient and effective sales force targeting this market, our business and operating results will be adversely affected.

We may not be able to develop new products, enhance the capabilities of our systems to keep pace with rapidly changing technology and customer requirements or successfully manage the transition to new product offerings, any of which could have a material adverse effect on our business and operating results.

Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future products and systems. Existing markets for our products, including gene expression analysis, single-cell analysis and copy number variation, as well as potential markets for our diagnostic product candidates, are characterized by rapid technological change and innovation. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. It is critical to our success that we anticipate changes in technology and customer requirements and to successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. If we do not successfully innovate and introduce new technology into our product lines, our business and operating results will be adversely impacted.

Additionally, we must carefully manage the introduction of new products. If customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. We may also have excess or obsolete inventory of older products as we transition to new products and our experience in managing product transitions is very limited. If we do not effectively manage the transitions to new product offerings, our revenues, results of operations and business will be adversely affected.

New market opportunities may not develop as quickly as we expect, limiting our ability to successfully market and sell our products.

The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in September 2013, we launched a single cell gene expression application for our nCounter Analysis System, which applies our technology to, amongst other things, improve single cell analytic workflow for gene expression analysis, and in July 2013, we launched nCounter Elements, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us. The future growth of the market for these products depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods of genomic analysis. If the markets for nCounter Elements, single cell analysis or others do not develop as we expect, our business may be adversely affected. In addition, we commercially launched Prosigna in Europe and Israel in February 2013 and we intend to offer Prosigna in other countries outside of the United States. Genomic testing for breast cancer is not widely available outside of the United States and the market for such tests is new. The future growth of the market for genomic breast cancer testing will depend on physicians’ acceptance of such testing and the availability of reimbursement for such tests. Our success in these new markets will depend to a large extent on our ability to successfully market, sell and establish reimbursement for products using our technologies. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.

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

For the three months ended March 31, 2014 and 2013, approximately 32% and 21% of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

Our term loan agreement requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;

•	complete mergers or acquisitions;

•	incur indebtedness;

•	encumber assets;

•	pay dividends or make other distributions to holders of our capital stock;

•	make specified investments; engage in any new line of business; and

•	engage in certain transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies. In addition, we are subject to financial covenants based on total revenue and minimum cash balances. If we default under our term loan agreement, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default. We may incur additional indebtedness in the future. The debt instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.

Our future capital needs are uncertain and we may need to raise additional funds in the future.

We believe that our existing cash and cash equivalents, including the funds raised in our January 2014 public offering, together with funds available under our term loan agreement, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations; and

•	further our research and development.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost of our research and development activities;

•	the cost and timing of regulatory clearances or approvals;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, including new licensing arrangements for new products.

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

Our products may contain undetected errors or defects when first introduced or as new versions are released. Disruptions or other performance problems with our products may damage our customers’ businesses and could harm our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty and liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could adversely impact our business and operating results.

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

Our GPRs may be used by clinical laboratories to create Laboratory Developed Tests, which could in the future be the subject of additional FDA regulation as medical devices, which could materially and adversely affect our business and results of operations.

Recently, we launched nCounter Elements, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes. In July 2013, we listed nCounter Elements as General Purpose Reagents with the FDA. GPRs are classified as Class I medical devices, and may be used in conjunction with appropriate analyte specific reagents and other general purpose reagents to create diagnostic test procedures or test systems.

A clinical laboratory can use GPRs to create what is called a Laboratory Developed Test. Laboratory Developed Tests are diagnostic tests that are developed and performed by a laboratory and include genetic tests and other tests for rare conditions. In June 2013, the Commissioner of the FDA stated that the FDA intends to further regulate Laboratory Developed Tests; however, it is unclear whether, when and to what extent the FDA will do so. Restrictions on Laboratory Developed Tests by the FDA could restrict the demand for our products, including nCounter Elements. Additionally, compliance with additional regulatory burdens could be time consuming and costly. If the FDA regulates Laboratory Developed Tests or further defines or limits the acceptability of the raw materials used to make Laboratory Developed Tests, such regulation could adversely affect our prospects, results of operations and financial condition.

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

We intend to pursue additional intended uses for Prosigna, which may require more burdensome regulatory processes than the 510(k) clearance process, including PMAs. Even if granted, a 510(k) clearance or PMA approval for any future product would likely place substantial restrictions on how our device is marketed or sold, and the FDA will continue to place considerable restrictions on our products, including, but not limited to, quality system regulations, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, adverse event and medical device reporting requirements and corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

We expect to rely on third parties in conducting any future studies of our diagnostic products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including Prosigna. Accordingly, we expect to rely on third parties, such as medical institutions, clinical investigators and consultants, to conduct such studies. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.

We are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.

Following our obtaining CE Mark in the EU and receipt of FDA 510(k) clearance in September 2013 for Prosigna, we are subject to ongoing ISO and FDA obligations and continued regulatory oversight and review, including routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and compliance with requirements such as ISO 13485 and quality system regulations, which establish extensive requirements for quality assurance and control as well as manufacturing procedures; requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. The promotional claims we can make for Prosigna are limited to the cleared indication. For instance, in the United States the following special conditions for use are listed in the intended use: Prosigna is not intended for diagnosis, to predict or detect response to therapy or to help select the optimal therapy for patients. We may also be subject to additional FDA post-marketing obligations or requirements by the FDA to change our current product classifications which would impose additional regulatory obligations on us. If we are not able to maintain regulatory compliance, we may not be permitted to market our diagnostic products and/or may be subject to enforcement by EU Competent Authorities and the FDA such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets. Adverse Notified Body, EU Competent Authority or FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 31, 2014, we owned or exclusively licensed [seven] issued U.S. patents and approximately [23] pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately [73] pending and granted counterpart applications worldwide, including [22] country-specific validations of [four] European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

The trading price of our common stock has fluctuated and may continue to fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially own approximately 48% of our outstanding common stock as of March 31, 2014. Accordingly, our executive officers, directors and principal stockholders will effectively be able to determine the composition of the board of directors, approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

As a public company, and particularly after we cease to be an “emerging growth company,” we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and The NASDAQ Global Market impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

Item 6. Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSTRING TECHNOLOGIES, INC.

Date: May 15, 2014	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ James A. Johnson
James A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.