Form 10-Q
period 2014-06-30
NanoString Technologies Inc
filed 2014-08-08
CIK 1401708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of registrant’s common stock outstanding as of August 5, 2014 was 18,119,435

NANOSTRING TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NanoString Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$21,186	$9,941
Short-term investments	58,403	32,715
Accounts receivable, net	9,074	8,331
Inventory	6,407	6,750
Prepaid expenses and other	4,070	2,999

Total current assets	99,140	60,736
Restricted cash	143	201
Deferred offering costs	—	29
Property and equipment, net	5,050	3,065
Other assets	724	341

Total assets	$105,057	$64,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,715	$3,354
Accrued liabilities	7,038	7,088
Deferred revenue, current portion	3,601	1,462
Deferred rent, current portion	716	590
Long-term debt, current portion	160	6,136

Total current liabilities	14,230	18,630
Deferred revenue, net of current portion	3,774	803
Deferred rent, net of current portion	991	1,313
Long-term debt, net of current portion	20,208	12,157

Total liabilities	39,203	32,903

Commitment and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 18,101 and 14,620 shares issued and outstanding, respectively	2	1
Additional paid-in-capital	218,187	158,278
Other comprehensive income	7	22
Accumulated deficit	(152,342)	(126,832)

Total stockholders’ equity	65,854	31,469

Total liabilities and stockholders’ equity	$105,057	$64,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue:
Product and service	$10,263	$7,218	$19,014	$12,894
Collaboration	618	—	618	—

Total revenue	10,881	7,218	19,632	12,894

Costs and expenses:
Cost of product and service revenue	4,860	3,522	9,185	6,404
Research and development	5,274	3,626	10,006	6,685
Selling, general and administrative	12,880	6,708	23,554	12,834

Total costs and expenses	23,014	13,856	42,745	25,923

Loss from operations	(12,133)	(6,638)	(23,113)	(13,029)

Other income (expense):
Interest income	75	3	139	6
Interest expense	(2,015)	(489)	(2,551)	(874)
Other income (expense)	(15)	(9)	15	(13)
Revaluation of preferred stock warrant liability	—	1,638	—	1,156

Total other income (expense)	(1,955)	1,143	(2,397)	275

Net loss	(14,088)	(5,495)	(25,510)	(12,754)
Accretion of mandatorily redeemable convertible preferred stock	—	(2,311)	—	(4,653)

Net loss attributable to common stockholders	$(14,088)	$(7,806)	$(25,510)	$(17,407)

Net loss per share - basic and diluted	$(0.78)	$(13.69)	$(1.46)	$(31.48)

Shares used in computing basic and diluted net loss per share	18,069	570	17,496	553

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(14,088)	$(5,495)	$(25,510)	$(12,754)
Unrealized loss on short-term investments	(2)	—	(15)	—

Comprehensive loss	$(14,090)	$(5,495)	$(25,525)	$(12,754)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Operating activities
Net loss	$(25,510)	$(12,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	745	901
Stock-based compensation	2,298	488
Net amortization of premium on short-term investments	(26)	—
Amortization of debt discount	51	110
Revaluation of preferred stock warrant liability	—	(1,156)
Loss on extinguishment of debt	581	—
Interest accrued on long-term notes	(348)	99
Loss on disposal of property and equipment	—	1
Gain on sale of investments	(2)	—
Changes in operating assets and liabilities
Accounts receivable	(743)	(1,457)
Inventory	(1,061)	(247)
Prepaid expenses and other	(936)	(1,213)
Other assets	133	(131)
Accounts payable	(655)	826
Accrued liabilities	(50)	329
Deferred revenue	5,110	335
Deferred rent	(266)	(373)

Net cash used in operating activities	(20,679)	(14,242)

Investing activities
Purchases of property and equipment	(1,236)	(254)
Decrease in restricted cash	59	—
Proceeds from sale of short-term investments	2,500	—
Proceeds from maturity of short-term investments	11,225	—
Purchase of short-term investments	(39,400)	—

Net cash used in investing activities	(26,852)	(254)

Financing activities
Borrowings under long-term debt agreements	20,000	5,000
Deferred costs related to long-term debt agreement	(770)	—
Repayment of long-term debt	(18,094)	(109)
Net proceeds from public offering	57,015	—
Deferred offering costs	—	(1,705)
Proceeds from exercise of common stock warrants	94	—
Repurchase of shares related to common stock warrant exercise	(94)	—
Proceeds from employee stock purchase plan	442	—
Proceeds from exercise of stock options	183	373

Net cash provided by financing activities	58,776	3,559

Net increase (decrease) in cash and cash equivalents	11,245	(10,937)
Cash and cash equivalents
Beginning of period	9,941	21,692

End of period	$21,186	$10,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters are located in Seattle, Washington. The Company’s technology enables direct detection, identification and quantification of individual target molecules in a biological sample by attaching a unique color coded fluorescent reporter to each target molecule of interest. The Company markets its proprietary nCounter Analysis System, consisting of instruments and consumables, including its Prosigna Breast Cancer Assay, to academic, government, biopharmaceutical and clinical laboratory customers.

The Company has incurred losses to date and expects to incur additional losses in the foreseeable future. The Company continues to devote the majority of its resources to the growth of its business in accordance with its business plan. The Company’s activities have been financed primarily through the sale of equity securities, incurrence of indebtedness and, to a lesser extent, capital leases and other borrowings.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries, NanoString Technologies International, Inc., NanoString Technologies Asia Pacific Limited, NanoString Technologies Singapore Pte. Limited, NanoString Technologies Europe Limited, NanoString Technologies Germany GmbH and NanoString Technologies SAS. The unaudited condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or for any other period.

Revenue Recognition

The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the customer is fixed or determinable and (4) collectability is reasonably assured. The Company generates the majority of its revenue from the sale of products and services. The Company’s products consist of its proprietary nCounter Analysis System and related consumables. Services consist of extended warranties and service fees for assay processing. A delivered product or service is considered to be a separate unit of accounting when it has value to the customer on a stand-alone basis. Products or services have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered product.

Instrument product revenue is recognized upon installation and calibration in geographic regions where such services are only available from the Company’s specialized technicians. In these regions, the sale of instruments and related installation and calibration are considered to be one unit of accounting, as the instruments are required to be professionally installed and calibrated before use. In certain geographic regions, installation and calibration services are available from other vendors, and in such regions they are considered separate revenue elements. For instruments sold for use primarily to run Prosigna assays, training must be provided prior to instrument revenue recognition. Consumables and in vitro diagnostic kits are considered to be separate units of accounting as they are sold separately. Consumables and in vitro diagnostic kit product revenue is recognized upon transfer of ownership, which is generally upon shipment.

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

The Company entered into a collaborative agreement that generates upfront fees with subsequent milestone payments that may be earned upon completion of development-related milestones. The Company is able to estimate the total cost of services under the arrangement and recognizes collaboration revenue using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate.

Recent Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for the Company beginning January 1, 2017. The Company is currently evaluating the guidance to determine the potential impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In June 2014, FASB issued an accounting standards update entitled “ASU 2014-12, Compensation – Stock Compensation.” The standard requires entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard will become effective for the Company beginning January 1, 2016. The Company is currently evaluating the guidance to determine the potential impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

The following outstanding options, warrants and preferred stock were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Options to purchase common stock	3,337	1,796	3,337	1,796
Convertible preferred stock (as converted)	—	8,631	—	8,631
Convertible preferred stock warrants (as converted)	—	618	—	618
Common stock warrants	596	—	596	—

4.	Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. The Company has not experienced any significant credit losses to date as a result of credit risk concentration.

The Company had no customers that individually represented more than 10% of total revenue during the three and six months ended June 30, 2014 and 2013. In addition, the Company had no customers that represented more than 10% of total accounts receivable as of June 30, 2014 and December 31, 2013.

The Company is also subject to supply chain risks related to the outsourcing of the manufacturing and production of its instruments to sole suppliers. Although there are a limited number of manufacturers for instruments of this type, the Company believes that other suppliers could provide similar products on comparable terms. Similarly, the Company sources certain raw materials used in the manufacture of consumables from certain sole suppliers. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

5.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of security as of June 30, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government-related debt securities	$1,534	$1	$—	$1,535
Corporate debt securities	53,562	15	(9)	53,568
Asset-backed securities	3,300	1	(1)	3,300

Total available-for-sale securities	$58,396	$17	$(10)	$58,403

Type of security as of December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government-related debt securities	$1,565	$1	$—	$1,566
Corporate debt securities	31,128	24	(3)	31,149

Total available-for-sale securities	$32,693	$25	$(3)	$32,715

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

Contractual maturity	June 30, 2014	December 31, 2013
Maturing in one year or less	$52,082	$26,725
Maturing in one to three years	6,321	5,990

Total available-for-sale securities	$58,403	$32,715

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statements of operations. Gross realized gains on sales of available-for-sale securities were $0 for the three months ended June 30, 2014 and 2013. Gross realized gains on sales of available-for-sale securities were approximately $2,000 and $0 for the six months ended June 30, 2014 and 2013, respectively. There were no realized losses on sales of available-for-sale securities for the three and six months ended June 30, 2014 and 2013.

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

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$16,400	$—	$—	$16,400
Short-term investments:
U.S. government-related debt securities	—	1,535	—	1,535
Corporate debt securities	—	53,568	—	53,568
Asset-backed securities	—	3,300	—	3,300

Total	$16,400	$58,403	$—	$74,803

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$8,454	$—	$—	$8,454
Short-term investments:
U.S. government-related debt securities	—	1,566	—	1,566
Corporate debt securities	—	31,149	—	31,149

Total	$8,454	$32,715	$—	$41,169

7.	Inventory

Inventory consisted of the following as of the date indicated (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$1,945	$2,164
Work in process	1,846	2,198
Finished goods	2,616	2,388

	$6,407	$6,750

8.	Reserve for Product Warranties

The Company generally provides a one-year warranty on its nCounter Analysis Systems and establishes an accrual based on historical product repair rates and actual warranty costs incurred. Warranty expense is recorded as a component of cost of product and service revenue in the condensed consolidated statements of operations.

The following information reconciles changes in the Company’s warranty reserve and related costs (in thousands):

Warranty reserve, December 31, 2013	$358
Cost of warranty claims	(28)
Warranty accrual	80
Warranty reserve, March 31, 2014	410
Cost of warranty claims	(32)
Warranty accrual	100

Warranty reserve, June 30, 2014	$478

9.	Long-term Debt and Obligations

In April 2014, the Company entered into a term loan agreement under which it may borrow up to $45.0 million, or up to an aggregate of approximately $52.0 million if the Company elects to exercise in full an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, the Company borrowed $20.0 million, the proceeds of which were primarily used to repay the outstanding balance under its former credit facility plus a related $1.0 million end of term payment, a $0.3 million make-whole premium, and interest accrued. The Company incurred and recorded a total charge to interest expense of $1.4 million related to the repayment of the former credit facility, including a loss on extinguishment of debt of $0.6 million. The Company has committed to borrow an additional $10.0 million under the term loan agreement no later than October 2014. Up to an additional $15.0 million, in increments of $5.0 million, may be borrowed under the agreement no later than May 2015, subject to a revenue requirement. All borrowings under the new term loan agreement will accrue interest at 12.5% annually, payable quarterly, of which 3.5% can be deferred during the first four years of the term at the Company’s option and paid together with the principal. The Company is required to pay only interest for the first five years of the term. Principal payments are due in four equal installments during the sixth year of the term. The Company has the option to prepay the term loans, in whole or in part, at any time subject to payment of a redemption fee of up to 4%, which declines over the term. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The new term loan agreement also includes liquidity and revenue-based financial covenants. The Company must also satisfy certain minimum annual revenue requirements, which shall initially be $40.0 million for 2014 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If the Company’s actual revenues are below the minimum annual revenue requirement for any given year, the Company may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenues and the minimum revenue requirement. The Company’s obligations under the new term loan agreement are collateralized by substantially all of its assets.

Borrowings, including current portion, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Landlord payable	$—	$49
Capital lease	368	410
Term loans payable	20,000	18,348

	20,368	18,807
Less: Unamortized debt discount	—	(514)
Current portion	(160)	(6,136)

Non-current portion	$20,208	$12,157

Scheduled future payments for principal obligations under outstanding debt facilities were as follows at June 30, 2014 (in thousands):

Long-term debt:
2014	$77
2015	166
2016	120
2017	5
2018 and thereafter	20,000

$20,368

10.	Collaboration Agreement

In March 2014, the Company entered into a collaboration agreement with Celgene Corporation (“Celgene”) to develop, seek regulatory approval for, and commercialize a companion diagnostic assay for use in screening patients with diffuse Large B-Cell Lymphoma. The Company received an upfront payment of $5.8 million upon its delivery of certain information to Celgene, and is eligible to receive up to $17.0 million in success-based milestone payments related to development and regulatory milestones. The Company will retain all commercial rights to the diagnostic test developed under this collaboration. Assuming success in the clinical trial process, and subject to regulatory approval, the Company will market and sell the diagnostic assay and Celgene has agreed to make certain potential commercial payments to the Company in the event sales of the assay do not exceed certain pre-specified minimum annual revenues during the first three years following regulatory approval.

The Company uses a proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. Generally, all amounts received or due are classified as collaboration revenue as they are earned.

The process of successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing a product candidate is highly uncertain and the attainment of any milestones is therefore uncertain and difficult to predict. In addition, certain milestones are outside the Company’s control and are dependent on the performance of Celgene and the outcome of a clinical trial and related regulatory processes. Accordingly, the Company is not able to reasonably estimate when, if at all, any milestone payments may be payable to the Company by Celgene.

For the three and six months ended June 30, 2014, the Company recognized collaboration revenue of $0.6 million. No such amounts were recognized in 2013. At June 30, 2014, the Company had recorded $5.1 million of deferred revenue related to the collaboration, of which $2.0 million is expected to be recognized as revenue within one year.

11.	Commitments and Contingencies

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are no claims or actions pending against the Company currently, the ultimate disposition of which would have a material adverse effect on the Company’s consolidated results of operation, financial condition or cash flows.

12.	Information about Geographic Areas

The Company operates as a single reportable segment and primarily enables customers to perform both research and clinical testing on its nCounter Analysis System. The Company has one sales force that sells these systems to both research and clinical testing labs, and has launched its first product, nCounter Elements reagents, that can be used for both research and diagnostic testing. In addition, the Company’s Prosigna Breast Cancer Assay is marketed to clinical laboratories. The Company has also entered into a companion diagnostic collaboration with Celgene Corporation.

The following table of total revenue is based on the geographic location of the Company’s customers, distributors and collaborator. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Total revenue by geography was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

North America	$7,387	$5,218	$13,376	$9,695
Europe & Middle East	2,130	1,494	3,893	2,110
Asia Pacific	1,364	506	2,363	1,089

Total revenue	$10,881	$7,218	$19,632	$12,894

Total revenue in the United States was $6.9 million, $4.3 million, $12.2 million and $7.9 million for the three and six month periods ended June 30, 2014 and 2013, respectively.

Substantially all of the Company’s assets, including long-lived assets, are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to successfully commercialize Prosigna, our first product for which we have obtained a CE mark in the European Union and, in September 2013, received 510(k) clearance from the U.S. Food and Drug Administration, or FDA;

•	the implementation of our business model and strategic plans for our business;

•	the regulatory regime and our ability to secure regulatory clearance or approval for the clinical use of our products, domestically and internationally;

•	our ability to secure third-party reimbursement for the clinical use of our products;

•	our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, collaboration partners and third parties who conduct our clinical studies;

•	our intellectual property position;

•	our expectations regarding the market size and growth potential for our business;

•	any estimates regarding future expenses, revenues, capital requirements, liquidity, stock performance and macro-economic trends; and

•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable genomic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market instruments and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. We have an installed base of approximately 220 systems, which our customers have used to publish 500 peer-reviewed papers. As researchers discover how genomic information can be used to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests based on our nCounter Elements reagents. In certain situations, we intend to translate their discoveries into in vitro diagnostic assays. For example, in September 2013, we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, to market in the United States a version of our first molecular diagnostic product, the Prosigna Breast Cancer Assay, or Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer.

We derive a substantial majority of our revenue from the sale of our products, which consist of our nCounter instruments and related proprietary consumables, which we call CodeSets, nCounter Elements reagents and Master Kits, and our Prosigna in vitro diagnostic kits. We derive revenue from processing fees related to proof-of-principle studies we conduct for potential customers and extended service contracts for our nCounter Analysis Systems. We also generate revenue through development collaborations.

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

Our total revenue has increased to $19.6 million for the six months ended June 30, 2014 from $12.9 million for the first six months of 2013. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $25.5 million and $12.8 million for the six months ended June 30, 2014 and 2013, respectively, and as of June 30, 2014 our accumulated deficit was $152.3 million.

In March 2014, we entered into a collaboration agreement with Celgene Corporation, or Celgene, pursuant to which we will work collaboratively with Celgene to develop, seek regulatory approval for, and commercialize a companion diagnostic assay for use in screening patients with Diffuse Large B-Cell Lymphoma. We received an upfront payment of $5.8 million in June 2014 upon our delivery of certain information to Celgene, and are eligible to receive up to $17.0 million in success-based milestone payments related to development and regulatory milestones. We will retain all commercial rights to the diagnostic test developed under this collaboration and, assuming success in the clinical trial process, and subject to regulatory approval, expect to generate revenues from the sale of the resulting in vitro diagnostic kits.

Results of Operations

Revenue

Our product revenue consists of sales of our nCounter Analysis System and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with extended service agreements and conducting proof-of-principle studies. Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis System and purchase related consumables. Collaboration revenue is derived from our companion diagnostic development collaboration with Celgene Corporation.

The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborator. North America consists of the United States, Canada and Mexico; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia and Australia.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)

North America	$7,387	$5,218	42%	$13,376	$9,695	38%
Europe & Middle East	2,130	1,494	43	3,893	2,110	85
Asia Pacific	1,364	506	170	2,363	1,089	117

Total	$10,881	$7,218	51	$19,632	$12,894	52

The composition of revenue was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)

Product revenue:
Instruments	$3,765	$2,523	49%	$7,213	$4,162	73%
Consumables	5,857	4,305	36	10,643	8,004	33
In vitro diagnostic kits	181	—	—	242	—	—

Total product revenue	9,803	6,828	44	18,098	12,166	49
Service revenue	460	390	18	916	728	26

Total product and service revenue	10,263	7,218	42	19,014	12,894	47
Collaboration revenue	618	—	—	618	—	—

Total revenue	$10,881	$7,218	51	$19,632	$12,894	52

Instruments revenue increased significantly due to an increase in the number of instruments sold. The increases in consumables revenue were largely driven by growth in our installed base of instruments. Revenue from in vitro diagnostic kits relates to the sale of Prosigna kits, which began in the third quarter of 2013. The increases in service revenue were primarily related to an increase in the number of instruments covered by service agreements. Collaboration revenue for the three and six-month periods is related to our collaboration agreement with Celgene Corporation entered into in March 2014. We received an upfront payment of $5.8 million and are eligible to receive up to $17.0 million in success-based milestone payments related to development and regulatory milestones. We are using a proportional performance model to recognize revenue over our performance period for this agreement. The costs incurred to date compared to total expected costs are used to determine proportional performance.

Cost of Product and Service Revenue; Gross Profit; and Gross Margin

Cost of product and service revenue consists primarily of costs incurred in the production process, including costs of purchasing instruments from third-party contract manufacturers, consumable component materials and assembly labor and overhead, installation, warranty, service and packaging and delivery costs. In addition, cost of product and service revenue includes royalty costs for licensed technologies included in our products, provisions for slow-moving and obsolete inventory and stock-based compensation expense. We provide a one-year warranty on each nCounter Analysis System sold and establish a reserve for warranty repairs based on historical warranty repair costs incurred.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Cost of product and service revenue	$4,860	$3,522	38%	$9,185	$6,404	43%

Product and service gross profit	$5,403	$3,696	46	$9,829	$6,490	51

Product and service gross margin	53%	51%		52%	50%

The increase in cost of product and service revenue for the three and six-month periods ended June 30, 2014 as compared to the same periods in 2013 was related to the increased volume of both instruments and consumables sold. Product and service gross profit improved for both periods in 2014 due to cost efficiencies associated with increased consumables production volume and by several large consumable orders with unusually low per unit manufacturing costs. Partially offsetting these favorable variances was a shift in product mix toward instruments. Costs related to collaboration revenue are included in research and development expense.

Research and Development Expense

Research and development expenses consist primarily of salaries and benefits, occupancy, laboratory supplies, engineering services, consulting fees, costs associated with licensing molecular diagnostics rights and clinical study expenses (including the cost of tissue samples) to support the regulatory approval or clearance of diagnostic products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products and applications. We believe that our continued investment in research and development is essential to our long-term competitive position and expect these expenses to increase in future periods.

Given the relatively small size of our research and development staff and the limited number of active projects at any given time, we have found that, to date, it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, we do not require employees to report their time by project nor do we allocate our research and development costs to individual projects other than collaborations. Research and development expense by functional area was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Core nCounter platform technology	$1,685	$817	106%	$3,513	$1,429	146%
Manufacturing process development	555	358	55	1,044	736	42
Life sciences products and applications	942	665	42	1,803	1,401	29
Diagnostic product development	1,738	1,375	26	2,919	2,313	26
Facility allocation	354	411	(14)	727	806	(10)

Total	$5,274	$3,626	45	$10,006	$6,685	50

The increases in research and development expense reflected increases in personnel-related expenses primarily to support the advancement of our nCounter technology. In addition, there were increases in engineering costs for development of the next generation of our nCounter system, which is targeted to launch during the first half of 2015 and an increase in costs to support the Celgene collaboration agreement.

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

Selling, general and administrative expense was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$12,880	$6,708	92%	$23,554	$12,834	84%

The increases for the periods presented were primarily attributable to increased staffing and personnel-related costs to support sales and marketing and administration; increased external marketing and other consulting costs related to the commercial launch of Prosigna; and increased corporate professional fees and other public company costs. Partially offsetting the increase for both periods was a reduction in external legal costs.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Interest income	$75	$3	2,400%	$139	$6	2,217%
Interest expense	(2,015)	(489)	312	(2,551)	(874)	192
Other expense	(15)	(9)	67	15	(13)	(215)
Revaluation of preferred stock warrant liability	—	1,638	(100)	—	1,156	(100)

Total other income (expense)	$(1,955)	$1,143	(271)	$(2,397)	$275	(972)

The increase in interest expense for both periods presented was primarily related to the costs incurred to pay off our former credit facility in April 2014. In addition, interest expense increased due to an increase in borrowing in 2014 as compared to 2013.

The revaluation of the preferred stock warrant liability for the three and six-month periods ended June 30, 2013 resulted from a re-measurement of the fair value of preferred stock warrants using the Black-Scholes option pricing model, which was primarily impacted by a decrease in the valuation of the underlying stock. Upon closing of our initial public offering in July 2013, all outstanding preferred stock was automatically converted into common stock, and the warrants to purchase preferred stock converted into warrants to purchase common stock. As a result, the preferred stock warrant liability was reclassified to stockholders’ equity.

Liquidity and Capital Resources

As of June 30, 2014, we had cash, cash equivalents and short-term investments totaling $79.6 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

In April 2014, we entered into a term loan agreement under which we may borrow up to $45.0 million, or up to an aggregate of approximately $52.0 million if we elect to exercise in full an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, we borrowed $20.0 million, the proceeds of which were primarily used to repay the outstanding balance under our former credit facility plus a related $1.0 million end of term payment, a $0.3 million make-whole premium, and interest accrued. We incurred and recorded a total charge to interest expense of $1.4 million related to the repayment of our former credit facility, including a loss on extinguishment of debt of $0.6 million. We have committed to borrow an additional $10.0 million under the term loan agreement no later than October 2014. Up to an additional $15.0 million, in increments of $5.0 million, may be borrowed under the agreement no later than May 2015, subject to a revenue requirement. All borrowings under the new term loan agreement will accrue interest at 12.5% annually, payable quarterly, of which 3.5% can be deferred during the first four years of the term at our option and paid together with the principal. We are required to pay only interest for the first five years of the term. Principal payments are due in four equal installments during the sixth year of the term. We have the option to prepay the term loans, in whole or in part, at any time subject to payment of a redemption fee of up to 4%, which declines over the term. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The new term loan agreement also includes liquidity and revenue-based financial covenants. We must also satisfy certain minimum annual revenue requirements, which shall initially be $40.0 million for 2014 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If our actual revenues are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. Our obligations under the new term loan agreement are collateralized by substantially all of our assets.

Our principal uses of cash are funding our operations, satisfaction of our obligations under our debt instruments, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing research business and in developing Prosigna and preparing it for commercialization. As a result, our cash used in operating activities has increased. We expect our operating cash requirements to increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems among research customers and clinical laboratories, (2) commercialize, and conduct studies to expand the clinical utility of, Prosigna and (3) develop new applications, chemistry and instruments for our nCounter platform.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash used in operating activities	$(20,679)	$(14,242)
Cash used in investing activities	(26,852)	(254)
Cash provided by financing activities	58,776	3,559

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

Net cash used in operating activities for the six months ended June 30, 2014 consisted of our net loss of $25.5 million, less $1.5 million of cash provided by changes in assets and liabilities which was significantly impacted by the deferred revenue balance of $5.1 million related to the Celgene collaboration. Net loss was further reduced by $3.3 million of net non-cash items, such as depreciation and amortization, amortization of premium on short-term investments, loss on extinguishment of debt, and stock-based compensation.

Net cash used in operating activities for the six months ended June 30, 2013 consisted of our net loss of $12.8 million and $1.9 million of cash used for working capital purposes. These uses were partially offset by $0.4 million of net non-cash items, such as depreciation and amortization, stock-based compensation and change in the fair value of preferred stock warrants.

Investing Cash Flows

Our most significant investing activities for the six months ended June 30, 2014 were related to the purchase and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

In the six months ended June 30, 2014 and 2013, we purchased $1.2 million and $0.3 million, respectively, of property and equipment required to support the growth and expansion of our operations.

Financing Cash Flows

Historically, we have funded our operations through the issuance of equity securities and the incurrence of indebtedness.

Net cash provided by financing activities for the six months ended June 30, 2014 consisted of net proceeds of $57.0 million from our public offering of common stock, proceeds of $20.0 million from our new term loan agreement, Employee Stock Purchase Plan proceeds of $0.4 million and $0.2 million of proceeds from the exercise of stock options. These proceeds were partially offset by the repayment of the outstanding balance under our former credit facility in the amount of $18.1 million and deferred costs related to our new term loan agreement in the amount of $0.8 million.

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

We have updated our revenue recognition policy to address the accounting treatment related to the collaboration agreement with Celgene Corporation, but there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2014 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 27, 2014.

Revenue Recognition

We generate the majority of our revenue from sales of products and services. Our products consist of our proprietary nCounter Analysis Systems and related consumables. Services consist of extended service contracts and service fees for assay processing.

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

Instrument product revenue is recognized upon installation and calibration in geographic regions where such services are only available from our specialized technicians. In these regions, the sale of instruments and related installation and calibration are considered to be one unit of accounting, as instruments are required to be professionally installed and calibrated before use. In certain geographic regions, installation and calibration services are available from other vendors, and in such regions they are considered separate revenue elements. Consumables and in vitro diagnostic kits are considered to be separate units of accounting as they are sold separately. Consumables and in vitro diagnostic kit product revenue is recognized upon transfer of ownership, which is generally upon shipment.

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

For multiple-element arrangements, we allocate arrangement consideration at the inception of the arrangement to the deliverables based on the relative selling price method. The selling price used for each deliverable is based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or best estimated selling price, or BESP, if neither VSOE nor TPE is available. BESP is determined in a manner consistent with that used to establish the price to sell the deliverable on a stand-alone basis. To date, selling prices have been established by reference to VSOE based on stand-alone sales transactions for each deliverable. VSOE is considered to have been established when a substantial majority of individual sales transactions within the previous 12-month period fall within a reasonably narrow range, which we have defined to be plus or minus 15% of the median sales price of actual stand-alone sales transactions. Allocated revenue is only recognized for each deliverable when the revenue recognition criteria have been met.

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

We entered into a collaborative agreement that generated upfront fees with the potential of milestone payments based upon the completion of development-related milestones. We are able to estimate the total cost of services to be provided under the arrangement and recognize collaboration revenue using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, collaboration revenue can fluctuate substantially based on the achievement of development-related milestones.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for us beginning January 1, 2017. We are currently evaluating the guidance to determine the potential impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In June 2014, FASB issued an accounting standards update entitled “ASU 2014-12, Compensation – Stock Compensation.” The standard requires entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard will become effective for us beginning January 1, 2016. We are currently evaluating the guidance to determine the potential impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on July 1, 2014 and sustained throughout the period ended June 30, 2015, would not be material.

As of June 30, 2014, the principal outstanding under our term borrowings was $20.0 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $25.5 million and $12.8 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had an accumulated deficit of $152.3 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward development and commercialization of our technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with establishing a dedicated oncology sales force and the increased administrative costs associated with being a public company. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

Our financial results may vary significantly from quarter to quarter which may adversely affect our stock price.

Investors should consider our business and prospects in light of the risks and difficulties we expect to encounter in the new, uncertain and rapidly evolving markets in which we compete. Because these markets are new and evolving, predicting their future growth and size is difficult. We expect that our visibility into future sales of our products, including volumes, prices and product mix between instruments and consumables, and revenue from licensing agreements, including the amount and timing of payments pursuant to collaboration agreements such as our agreement with Celgene Corporation, will continue to be limited and could result in unexpected fluctuations in our quarterly and annual operating results.

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

Commercialization of Prosigna in Europe, the United States and the other jurisdictions in which we intend to pursue regulatory approval or clearance is a key element of our strategy. Currently, most oncologists seeking sophisticated gene expression analysis for diagnosing and profiling breast cancer in their patients, ship tissue samples to a limited number of centralized laboratories typically located in the United States. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to pay for, Prosigna if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors, and patients that Prosigna provides equivalent or better prognostic information than those centralized laboratories. In addition, breast cancer treatment guidelines recommend that chemotherapy be considered in many cases, in combination with other patient factors. Accordingly, physicians may be reluctant to order a test, such as Prosigna, that may suggest recommending against chemotherapy. Furthermore, our diagnostic tests are performed by pathologists in local laboratories, rather than by a vendor in a remote centralized laboratory, which requires us to educate pathologists regarding the benefits of this business model and oncologists regarding the reliability and consistency of results generated locally.

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

Our current customer base is primarily composed of academic institutions, government laboratories and biopharmaceutical companies that perform analyses using our nCounter Analysis System for research use only. In 2013, with the introduction of our first diagnostic products, we began selling into the clinical laboratory market. Our success will depend, in part, upon our ability to increase our market penetration among these customers and to expand our market by developing and marketing new research applications, developing a lower cost instrument that would be attractive to more researchers, and introducing diagnostic products into clinical laboratories after obtaining regulatory authorization. For example, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining prognostic information that can help inform treatment decisions and that our nCounter Analysis System could enable an equivalent or superior approach that lessens reliance on centralized laboratories. Furthermore, we expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of

nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Attracting new customers and introducing new applications requires substantial time and expense. Any failure to expand our existing customer base, or launch new applications, would adversely affect our ability to improve our operating results.

Our research business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.

In the near term, we expect that a large portion of our revenue will be derived from sales of our nCounter Analysis Systems to academic institutions, governmental laboratories and biopharmaceutical companies worldwide for research and development applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

Our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis. Furthermore, we have begun placing instruments under reagent rental agreements, wherein a customer does not purchase an instrument upfront but instead pays a rental fee associated with each purchase of reagents. An increase in instruments placed under these reagent rental agreements may reduce the number of instruments we would otherwise sell in any period. In addition, any failure to meet customer expectations could result in customers choosing to retain their existing systems or to purchase systems other than ours.

Our reliance on distributors for sales of our products outside of the United States, and on clinical laboratories for delivery of Prosigna testing services, could limit or prevent us from selling our products and impact our revenue.

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

Similarly, we have entered into agreements with clinical laboratories in the United States, Europe and Israel to provide Prosigna testing services. We do not provide testing services directly and, thus, we are reliant on these clinical laboratories to actively promote and sell Prosigna testing services. These clinical laboratories may take longer than anticipated to begin offering Prosigna testing services and may not commit the necessary resources to market and sell Prosigna testing services to the level of our expectations. Furthermore, we intend to contract with additional clinical laboratories to offer Prosigna testing services and we may be unsuccessful in attracting and contracting with new clinical laboratory providers. If current or future Prosigna testing service providers do not perform adequately, or we are unable to enter into contracts with additional clinical laboratories to provide Prosigna testing services, we may not be successful selling Prosigna and our future revenue prospects may be adversely affected.

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

We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, and we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in Europe. We do not have regulatory clearance or approval to market any other product for diagnostic purposes or to market Prosigna for diagnostic purposes in any other markets, other than Israel, Canada and Australia or to promote Prosigna in the United States for additional indications. Other than with respect to Prosigna in such jurisdictions, and our nCounter Elements reagents, we are limited to marketing our products for research use only, which means that we cannot make any diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions, as well as for other indications. For example, in July 2014, we submitted a 510(k) application to the FDA that seeks to include risk of late recurrence data in our U.S. Prosigna patient report, which may help inform patients and their healthcare providers regarding the use of extended endocrine therapy. We cannot assure investors that we will be successful in obtaining these regulatory clearances. If we do not obtain additional regulatory clearances or approvals to market future products or future indications for diagnostic purposes, if unexpected regulatory limitations are placed on our products or if we fail to successfully commercialize such products, the market potential for our diagnostic products would be constrained, and our business and growth prospects would be adversely affected.

As part of our current business model, we will seek to enter into strategic collaborations and licensing arrangements with third parties to develop diagnostic tests.

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on which we develop diagnostic tests. For example, we licensed the rights to intellectual property that forms the basis of Prosigna from Bioclassifier, LLC, which was founded by several of our research customers engaged in translational research. Similarly, in connection with our collaboration with Celgene Corporation, we licensed the rights to intellectual property relating to a gene signature for lymphoma subtyping, which was discovered by a consortium of researchers including several of our research customers, from the National Institutes of Health. We intend to enter into more such arrangements with our research customers and other researchers, including biopharmaceutical companies, for development of future diagnostic products. However, there is no assurance that we will be successful in doing so. In particular, our customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. Even if we establish new relationships, they may never result in the successful development or commercialization of future tests.

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

Recently, we have entered into our first companion diagnostic collaboration with Celgene Corporation to develop an in vitro diagnostic assay to be used for subtyping certain lymphoma patients and we intend to enter into additional similar collaborations over time. The success of the development programs for such assays will be dependent on the success of the related drug trials conducted by our collaborators. There is no guarantee that those clinical trials will be successful and, as a result, we may expend considerable time and resources developing in vitro diagnostic assays that cannot gain regulatory approval. Although we expect such collaborations to provide funding to cover our costs of development, failure of these clinical trials would reduce our prospects for introducing new diagnostic products and would adversely impact our growth prospects and future operating results.

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Affymetrix, Agilent Technologies, Bio-Rad, Exiqon, Fluidigm, HTG Molecular Diagnostics, Illumina, Life Technologies (acquired by Thermo Fisher Scientific), Luminex, Perkin Elmer, Qiagen and Roche Applied Science. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, including companies such as RainDance Technologies and Wafergen Bio-Systems.

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

Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future products and systems. Existing markets for our products, including gene expression analysis, single cell analysis and copy number variation, as well as potential markets for our research and diagnostic product candidates, are characterized by rapid technological change and innovation. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. It is critical to our success that we anticipate changes in technology and customer requirements and to successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. If we do not successfully innovate and introduce new technology into our product lines, our business and operating results will be adversely impacted.

The development of new products may require new scientific discoveries or advancements and complex technology and engineering. Such developments typically involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, availability of required components or services and performance of such components or assembled products. For example, we are developing a new version of our nCounter Analysis System that is expected to be smaller and less expensive than the current version. If we do not successfully manage new product development processes, development work is not performed according to schedule, or such new technologies or products be adversely impacted, and our business and operating results may be harmed.

Additionally, we must carefully manage the introduction of new products. For example, we have begun testing manufacturing prototypes of the new version of our nCounter Analysis System and are targeting commercial launch of the new system in the first half of 2015. If customers believe that such products, including the new version of our nCounter system, will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. We may also have excess or obsolete inventory of older products as we transition to new products and our experience in managing product transitions is very limited. If we do not effectively manage the transitions to new product offerings, our revenues, results of operations and business will be adversely affected.

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

We may experience manufacturing problems or delays that could limit our growth or adversely affect our operating results

Our consumable products are manufactured at our Seattle, Washington facility using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction, or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in production of our consumable products. Identifying and resolving the cause of any such manufacturing issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.

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

For the six months ended June 30, 2014 and 2013, approximately 32% and 25% of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

Our term loan agreement requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;

•	complete mergers or acquisitions;

•	incur indebtedness;

•	encumber assets;

•	pay dividends or make other distributions to holders of our capital stock;

•	make specified investments;

•	engage in any new line of business; and

•	engage in certain transactions with our affiliates.

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

In the United States, most of our products are currently labeled and sold for research use only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for use in clinical practice in diagnostics, and the products cannot include clinical or diagnostic claims, they are not subject to regulation by the FDA as medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post- market controls for medical devices. In November 2013, the FDA issued a final guidance on RUO products, which, among other things, reaffirmed that a company may not make clinical or diagnostic claims about an RUO product. Although not suggested in the final RUO guidance, if in the future the FDA modifies its approach to regulating our products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.

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

Our nCounter Elements reagents may be used by clinical laboratories to create Laboratory Developed Tests, which could in the future be the subject of additional FDA regulation as medical devices, which could materially and adversely affect our business and results of operations.

In February 2014, we launched nCounter Elements, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes. In July 2013, we listed nCounter Elements as General Purpose Reagents, or GPR, with the FDA. GPRs are classified as Class I medical devices, and may be used in conjunction with appropriate analyte specific reagents and other general purpose reagents to create diagnostic test procedures or test systems.

A clinical laboratory can use GPRs to create what is called a Laboratory Developed Test, or LDT. LDTs are diagnostic tests that are developed and performed by a laboratory and include genetic tests and other tests for rare conditions. Historically LDTs have not been subject to FDA regulation. On July 31, 2014, the FDA provided the U.S. Congress notice of its plans to release within 60 days its draft guidance for LDT regulation which would use a risk-based approach to regulating LDTs. Any restrictions on Laboratory Developed Tests by the FDA could restrict the demand for our products, including nCounter Elements. Additionally, compliance with additional regulatory burdens could be time consuming and costly. If the FDA issues final regulations for Laboratory Developed Tests or limits the acceptability of the raw materials used to make Laboratory Developed Tests, such regulation could adversely affect our prospects, results of operations and financial condition.

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

Sales of our diagnostic products outside the United States are subject to foreign regulatory requirements governing clinical studies, vigilance reporting, marketing approval, manufacturing, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals outside the United States may differ from that required to obtain FDA approval or clearance, and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval or clearance by regulatory authorities in other countries or by the FDA, and foreign regulatory authorities could require additional testing. In addition, FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or to obtain required approvals or clearances could impair our ability to commercialize our diagnostic products outside of the United States.

We expect to rely on third parties in conducting any future studies of our diagnostic products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including Prosigna. Accordingly, we expect to rely on third parties, such as medical institutions, clinical investigators, consultants, and collaborators to conduct such studies. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.

We are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.

Certain of our products are regulated as medical devices, including Prosigna, the nCounter Dx Analysis System and nCounter Elements reagents. Accordingly, we are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review, including routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and compliance with requirements such as ISO 13485 and quality system regulations, which establish extensive requirements for quality assurance and control as well as manufacturing procedures; requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. We may also be subject to additional FDA post-marketing obligations or requirements by the FDA to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the cleared indication. For instance, in the United States the following special conditions for use are listed in the intended use: Prosigna is not intended for diagnosis, to predict or detect response to therapy or to help select the optimal therapy for patients. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets. Adverse Notified Body, EU Competent Authority or FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

If Medicare and other third-party payors in the United States and foreign countries do not approve reimbursement for diagnostic tests enabled by our technology, the commercial success of our diagnostic products would be compromised.

Successful commercialization of our diagnostic products depends, in large part, on the availability of adequate reimbursement for testing services that our diagnostic products enable from government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party reimbursement for the use of tests that incorporate new technology, such as Prosigna. For example, in June 2014, the Blue Cross and Blue Shield, or BCBS, Association Technology Evaluation Center affirmed their position that Prosigna should be considered investigational. Subsequently, at least two BCBS entities updated their coverage policies based on this evaluation. Also, in August 2014, UnitedHealthcare, the largest private health insurer in the United States, agreed with Laboratory Corporation of America, or Lab Corp, one of our commercial laboratory customers, to begin paying for Prosigna testing.

We continue to be in dialogue with representatives of the Molecular Diagnostic Services Program, or MolDX, regarding our application for Medicare reimbursement of Prosigna. In June 2014, MolDX requested that we modify our application to address new guidelines addressing MolDX’s clinical test evaluation process and to respond to questions raised by MolDX in its initial review of our application. Based on our most recent interactions with MolDX, we believe that MolDX’ s coverage determination and what, if any, additional clinical data or other information we will be asked to provide in connection with our application will be strongly influenced by the update to the National Comprehensive Cancer Network’s, or NCCN, treatment guidelines, which are expected later this year, and we do not expect MolDX to make a coverage determination until after the NCCN guideline update.

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

As we commercialize Prosigna and any other potential diagnostic products in the United States, our operations will be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and state and federal marketing compliance laws and gift bans. These laws may impact, among other things, our proposed sales and marketing and education programs and require us to implement additional internal systems for tracking certain marketing expenditures and reporting them to government authorities. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-kickback Law and state anti-kickback prohibitions;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended;

•	the Medicare civil money penalty and exclusion requirements;

•	the federal False Claims Act civil and criminal penalties and state equivalents; and

•	state physician gift bans and state and federal marketing expenditure disclosure laws.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. The tax applies to our listed medical device products, which include the nCounter Dx Analysis System, Prosigna in vitro diagnostic kits and nCounter Elements reagents. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015 and a productivity adjustment to the Clinical Laboratory Fee Schedule. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our customers use our technology to deliver to Medicare beneficiaries, and may indirectly reduce demand for our products.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of June 30, 2014, we owned or exclusively licensed seven issued U.S. patents and approximately 21 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 106 pending and granted counterpart applications worldwide, including 56 country-specific validations of four European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

Many of our employees were previously employed at universities or other life sciences companies, including our competitors or potential competitors. Although no claims against us are currently pending, we or our employees may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Holders of approximately 7.0 million shares (including shares underlying outstanding warrants), or approximately 39%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially own approximately 42% of our outstanding common stock as of June 30, 2014. Accordingly, our executive officers, directors and principal stockholders will effectively be able to determine the composition of the board of directors, approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals in August 2012. The rule requires us to submit forms and reports to the SEC annually to disclose our determinations and due diligence measures. We do not directly purchase any conflict minerals. However, tracing these materials back to their country of origin is a complex task that may require us to, among other things, survey suppliers in our supply chain to understand what programs they have in place for tracing the source of minerals supplied to us or used in products supplied to us and to ensure that reasonable due diligence has been performed. However, we have not determined how many, or if any, of our supply chain partners use conflict minerals. Moreover, we may face a limited pool of suppliers who can provide us “conflict-free” components, parts and manufactured products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations, and may be required to disclose that our products are not “conflict free.” This could adversely affect our reputation and may harm relationships with business partners and customers, and our stock price could suffer as a result.

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

Item 6.	Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Description

10.1	Term Loan Agreement dated April 1, 2014 among the Company and certain of the Company’s subsidiaries and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. and forms of promissory note and PIK loan note to be issued thereunder.

10.2	Security Agreement dated April 17, 2014 among the Company and certain of the Company’s subsidiaries and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. and form of joinder agreement to be issued thereunder.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSTRING TECHNOLOGIES, INC.

Date: August 8, 2014	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ James A. Johnson
James A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Term Loan Agreement dated April 1, 2014 among the Company and certain of the Company’s subsidiaries and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. and forms of promissory note and PIK loan note to be issued thereunder.

10.2	Security Agreement dated April 17, 2014 among the Company and certain of the Company’s subsidiaries and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. and form of joinder agreement to be issued thereunder.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.