Form 10-Q
period 2014-09-30
NanoString Technologies Inc
filed 2014-11-10
CIK 1401708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014 there were 18,202,475 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NanoString Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$18,826	$9,941
Short-term investments	48,674	32,715
Accounts receivable, net	15,266	8,331
Inventory	5,790	6,750
Prepaid expenses and other	4,353	2,999

Total current assets	92,909	60,736
Restricted cash	143	201
Deferred offering costs	—	29
Property and equipment, net	5,746	3,065
Other assets	735	341

Total assets	$99,533	$64,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,166	$3,354
Accrued liabilities	7,755	7,088
Deferred revenue, current portion	4,425	1,462
Deferred rent, current portion	807	590
Long-term debt, current portion	251	6,136

Total current liabilities	15,404	18,630
Deferred revenue, net of current portion	7,168	803
Deferred rent, net of current portion	784	1,313
Long-term debt, net of current portion	20,497	12,157

Total liabilities	43,853	32,903

Commitment and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 18,201 and 14,620 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	1
Additional paid-in-capital	220,190	158,278
Other comprehensive income (loss)	(21)	22
Accumulated deficit	(164,491)	(126,832)

Total stockholders’ equity	55,680	31,469

Total liabilities and stockholders’ equity	$99,533	$64,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue:
Product and service	$11,264	$8,389	$30,278	$21,283
Collaboration	1,079	—	1,697	—

Total revenue	12,343	8,389	31,975	21,283

Costs and expenses:
Cost of product and service revenue	5,271	3,784	14,456	10,188
Research and development	5,961	3,784	15,967	10,469
Selling, general and administrative	12,515	7,988	36,069	20,822

Total costs and expenses	23,747	15,556	66,492	41,479

Loss from operations	(11,404)	(7,167)	(34,517)	(20,196)

Other income (expense):
Interest income	65	22	204	28
Interest expense	(697)	(538)	(3,248)	(1,412)
Other expense	(112)	(17)	(97)	(30)
Revaluation of preferred stock warrant liability	—	—	—	1,156

Total other income (expense)	(744)	(533)	(3,141)	(258)

Net loss	(12,148)	(7,700)	(37,658)	(20,454)
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	(4,653)

Net loss attributable to common stockholders	$(12,148)	$(7,700)	$(37,658)	$(25,107)

Net loss per share - basic and diluted	$(0.67)	$(0.53)	$(2.13)	$(4.74)

Shares used in computing basic and diluted net loss per share	18,134	14,616	17,711	5,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(12,148)	$(7,700)	$(37,658)	$(20,454)
Unrealized gain (loss) on short-term investments	(28)	5	(43)	5

Comprehensive loss	$(12,176)	$(7,695)	$(37,701)	$(20,449)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Operating activities
Net loss	$(37,658)	$(20,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,115	1,360
Stock-based compensation	3,604	766
Net amortization of premium on short-term investments	127	89
Amortization of debt discount	51	162
Revaluation of preferred stock warrant liability	—	(1,156)
Loss on extinguishment of debt	581	—
Interest accrued on long-term notes	(348)	182
Accrued interest converted to principal balance of term loan	179	—
Loss on disposal of property and equipment	—	1
Gain on sale of investments	(5)	—
Changes in operating assets and liabilities
Accounts receivable	(6,935)	(3,470)
Inventory	(1,198)	(336)
Prepaid expenses and other	(1,218)	(1,500)
Other assets	120	(275)
Accounts payable	(1,210)	1,121
Accrued liabilities	667	2,038
Deferred revenue	9,328	556
Deferred rent	(382)	(567)

Net cash used in operating activities	(33,182)	(21,483)

Investing activities
Purchases of property and equipment	(1,284)	(500)
Decrease in restricted cash	59	—
Proceeds from sale of short-term investments	4,500	—
Proceeds from maturity of short-term investments	26,675	—
Purchase of short-term investments	(47,271)	(33,006)

Net cash used in investing activities	(17,321)	(33,506)

Financing activities
Borrowings under long-term debt agreements	20,000	5,000
Deferred costs related to long-term debt agreement	(770)	—
Repayment of long-term debt	(18,151)	(163)
Net proceeds from public offering	57,015	47,374
Proceeds from exercise of common stock warrants	230	—
Repurchase of shares related to common stock warrant exercise	(94)	—
Proceeds from employee stock purchase plan	988	—
Proceeds from exercise of stock options	170	378

Net cash provided by financing activities	59,388	52,589

Net increase (decrease) in cash and cash equivalents	8,885	(2,400)
Cash and cash equivalents

Beginning of period	9,941	21,692

End of period	$18,826	$19,292

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Instruments, consumables and in vitro diagnostic kits are considered to be separate units of accounting as they are sold separately and revenue is recognized upon transfer of ownership, which is generally upon shipment. Instrument revenue related to installation and calibration services is recognized when services are rendered. For instruments sold for use primarily to run Prosigna assays, training must be provided prior to instrument revenue recognition.

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

The Company enters into collaborative agreements that may generate upfront fees with subsequent milestone payments that may be earned upon completion of development-related milestones. The Company is able to estimate the total cost of services under the arrangements and recognizes collaboration revenue using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, collaboration revenue can fluctuate substantially based on the achievement of development-related milestones.

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

In August 2014, FASB issued an accounting standards update entitled “ASU 2014-15, Presentation of Financial Statements – Going Concern.” The standard requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The standard will become effective for the Company beginning January 1, 2017.

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

The following outstanding options, warrants and preferred stock were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Options to purchase common stock	3,317	1,874	3,317	1,874
Common stock warrants	580	618	580	618

4.	Concentration of Risks

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

The Company had no customers that individually represented more than 10% of total revenue during the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, the Company had a balance of $5.0 million in accounts receivable from its collaborator, Celgene Corporation. The Company had no other customers or collaborators that represented more than 10% of total accounts receivable as of September 30, 2014 and December 31, 2013.

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

5.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of security as of September 30, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government-related debt securities	$1,518	$1	$—	$1,519
Corporate debt securities	43,877	7	(27)	43,857
Asset-backed securities	3,300	—	(2)	3,298

Total available-for-sale securities	$48,695	$8	$(29)	$48,674

Type of security as of December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government-related debt securities	$1,565	$1	$—	$1,566
Corporate debt securities	31,128	24	(3)	31,149

Total available-for-sale securities	$32,693	$25	$(3)	$32,715

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

Contractual maturity	September 30, 2014	December 31, 2013
Maturing in one year or less	$42,872	$26,725
Maturing in one to three years	5,802	5,990

Total available-for-sale securities	$48,674	$32,715

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statements of operations. Gross realized gains on sales of available-for-sale securities were $3,000 and $5,000 for the three and nine months ended September 30, 2014, respectively. There were no gross realized gains for the three and nine months ended September 30, 2013 and no realized losses on sales of available-for-sale securities for any of the periods presented.

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

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of September 30, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$17,667	$—	$—	$17,667
Short-term investments:
U.S. government-related debt securities	—	1,519	—	1,519
Corporate debt securities	—	43,857	—	43,857
Asset-backed securities	—	3,298	—	3,298

Total	$17,667	$48,674	$—	$66,341

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$8,454	$—	$—	$8,454
Short-term investments:
U.S. government-related debt securities	—	1,566	—	1,566
Corporate debt securities	—	31,149	—	31,149

Total	$8,454	$32,715	$—	$41,169

7.	Inventory

Inventory consisted of the following as of the date indicated (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$1,201	$2,164
Work in process	1,995	2,198
Finished goods	2,594	2,388

	$5,790	$6,750

8.	Reserve for Product Warranties

The Company generally provides a one-year warranty on its nCounter Analysis Systems and establishes an accrual based on historical product repair rates and actual warranty costs incurred. Warranty expense is recorded as a component of cost of product and service revenue in the condensed consolidated statements of operations.

The following information reconciles changes in the Company’s warranty reserve and related costs (in thousands):

Warranty reserve, December 31, 2013	$358
Cost of warranty claims	(28)
Warranty accrual	80

Warranty reserve, March 31, 2014	410
Cost of warranty claims	(32)
Warranty accrual	100

Warranty reserve, June 30, 2014	478
Cost of warranty claims	(85)
Warranty accrual	145

Warranty reserve, September 30, 2014	$538

9.	Long-term Debt and Obligations

In April 2014, the Company entered into a term loan agreement under which it may borrow up to $45.0 million, or up to an aggregate of approximately $52.0 million if the Company elects to exercise in full an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, the Company borrowed $20.0 million, the proceeds of which were primarily used to repay the outstanding balance under its former credit facility plus a related $1.0 million end of term payment, a $0.3 million make-whole premium, and interest accrued. The Company incurred and recorded a total charge to interest expense of $1.4 million related to the repayment of the former credit facility including a loss on extinguishment of debt of $0.6 million. The Company has committed to borrow an additional $10.0 million under the term loan agreement no later than October 2014. Up to an additional $15.0 million, in increments of $5.0 million, may be borrowed under the agreement no later than May 2015, subject to a revenue requirement. All borrowings under the new term loan agreement will accrue interest at 12.5% annually, payable quarterly, of which 3.5% can be deferred during the first four years of the term at the Company’s option and paid together with the principal. In September 2014, the Company exercised its option to defer payment of the 3.5% accrued interest for the three months ended September 30, 2014. The Company is required to pay only interest for the first five years of the term. Principal payments are due in four equal installments during the sixth year of the term. The Company has the option to prepay the term loans, in whole or in part, at any time subject to payment of a redemption fee of up to 4%, which declines over the term. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The new term loan agreement also includes liquidity and revenue-based financial covenants. The Company must also satisfy certain minimum annual revenue requirements, which shall initially be $40.0 million for 2014 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If the Company’s actual revenues are below the minimum annual revenue requirement for any given year, the Company may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenues and the minimum revenue requirement. The Company was in compliance with its covenants as of September 30, 2014. The Company’s obligations under the new term loan agreement are collateralized by substantially all of its assets.

Borrowings, including current portion, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Landlord payable	$—	$49
Capital leases	569	410
Term loans payable	20,179	18,348

	20,748	18,807
Less: Unamortized debt discount	—	(514)
Current portion	(251)	(6,136)

Non-current portion	$20,497	$12,157

Scheduled future principal payments under outstanding debt obligations were as follows at September 30, 2014 (in thousands):

2014	$63
2015	251
2016	207
2017	48
2018 and thereafter	20,179

$20,748

10.	Collaboration Agreement

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

The Company achieved certain milestones totaling $5.0 million during the three months ended September 30, 2014, which was recorded as accounts receivable at September 30, 2014. The process of successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing a product candidate is highly uncertain and the attainment of any additional milestones is therefore uncertain and difficult to predict. In addition, certain milestones are outside the Company’s control and are dependent on the performance of Celgene and the outcome of a clinical trial and related regulatory processes. Accordingly, the Company is not able to reasonably estimate when, if at all, any additional milestone payments may be payable to the Company by Celgene.

The Company uses a proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is limited to cash received and amounts contractually due, such as the $5.0 million of milestone payments receivable at September 30, 2014, which resulted in $0.8 million of incremental revenue for the three months ended September 30, 2014. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. All amounts received or due are classified as collaboration revenue as they are earned.

For the three and nine months ended September 30, 2014, the Company recognized collaboration revenue of $1.1 million and $1.7 million, respectively. No such amounts were recognized in 2013. At September 30, 2014, the Company had recorded $9.1 million of deferred revenue related to the collaboration, of which $2.6 million is estimated to be recognized as revenue within one year.

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

The Company operates as a single reportable segment and primarily enables customers to perform both research and clinical testing on its nCounter Analysis System. The Company has one sales force that sells these systems to both research and clinical testing labs, and has launched its first product, nCounter Elements reagents, that can be used for both research and diagnostic testing. In addition, the Company’s Prosigna Breast Cancer Assay is marketed to clinical laboratories. The Company has also entered into a companion diagnostic collaboration with Celgene.

The following table of total revenue is based on the geographic location of the Company’s customers, distributors and collaborator. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Total revenue by geography was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

North America	$8,049	$5,333	$21,425	$15,028
Europe, Middle East & Africa	2,385	1,592	6,278	3,702
Asia Pacific	1,909	1,464	4,272	2,553

Total revenue	$12,343	$8,389	$31,975	$21,283

Total revenue in the United States was $7.0 million, $5.0 million, $19.2 million and $13.0 million for the three and nine month periods ended September 30, 2014 and 2013, respectively.

Substantially all of the Company’s assets, including long-lived assets, are located in the United States.

13.	Subsequent Events

On October 30, 2014, the Company borrowed an additional $10 million on its term loan as required under the terms of the agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to successfully commercialize Prosigna, our first in vitro diagnostic product for which we have obtained a CE mark in the European Union and received 510(k) clearance from the U.S. Food and Drug Administration, or FDA;

•	the implementation of our business model and strategic plans for our business;

•	the regulatory regime and our ability to secure regulatory clearance or approval for the clinical use of our products, domestically and internationally;

•	our ability to secure third-party reimbursement for the clinical use of Prosigna and our future products;

•	our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, collaboration partners and third parties who conduct our clinical studies;

•	our intellectual property position;

•	our expectations regarding the market size and growth potential for our business;

•	any estimates regarding future expenses, revenues, capital requirements, liquidity, stock performance and macro-economic trends; and

•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable genomic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market instruments and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. We have an installed base of over 230 systems, which our customers have used to publish over 560 peer-reviewed papers. As researchers discover how genomic information can be used to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests based on our nCounter Elements reagents. In certain situations, we intend to translate their discoveries into in vitro diagnostic assays. For example, in September 2013, we received 510(k) clearance from the FDA to market in the United States a version of our first molecular diagnostic product, the Prosigna Breast Cancer Assay, providing an assessment of a patient’s risk of recurrence for breast cancer.

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

Our total revenue has increased to $32.0 million for the nine months ended September 30, 2014 from $21.3 million for the first nine months of 2013. Historically, we have generated a substantial majority of our revenue from sales to customers in North

America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $37.7 million and $20.5 million for the nine months ended September 30, 2014 and 2013, respectively, and as of September 30, 2014 our accumulated deficit was $164.5 million.

In March 2014, we entered into a collaboration agreement with Celgene Corporation, or Celgene, pursuant to which we are working collaboratively with Celgene to develop, seek regulatory approval for, and commercialize a companion diagnostic assay for use in screening patients with Diffuse Large B-Cell Lymphoma. We received an upfront payment of $5.8 million in June 2014 upon our delivery of certain information to Celgene, achieved certain milestones totaling $5.0 million during the three months ended September 30, 2014 and recognized the related revenue according to the proportional performance model. We are eligible to receive up to $12.0 million in additional success-based milestone payments related to development and regulatory milestones. We will retain all commercial rights to the diagnostic test developed under this collaboration and, assuming success in the clinical trial process, and subject to regulatory approval, expect to generate revenues from the sale of the resulting in vitro diagnostic kits.

Results of Operations

Revenue

Our product revenue consists of sales of our nCounter Analysis System and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with extended service agreements and conducting proof-of-principle studies. Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis System and purchase related consumables. Collaboration revenue is derived from our companion diagnostic development collaboration with Celgene.

The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborator. North America consists of the United States, Canada and Mexico; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia and Australia.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)

North America	$8,049	$5,333	51%	$21,425	$15,028	43%
Europe, Middle East & Africa	2,385	1,592	50	6,278	3,702	70
Asia Pacific	1,909	1,464	30	4,272	2,553	67

Total	$12,343	$8,389	47	$31,975	$21,283	50

The composition of revenue was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)

Product revenue:
Instruments	$4,528	$3,552	27%	$11,741	$7,714	52%
Consumables	5,978	4,376	37	16,621	12,380	34
In vitro diagnostic kits	270	41	559	512	41	1,149

Total product revenue	10,776	7,969	35	28,874	20,135	43
Service revenue	488	420	16	1,404	1,148	22

Total product and service revenue	11,264	8,389	34	30,278	21,283	42
Collaboration revenue	1,079	—	—	1,697	—	—

Total revenue	$12,343	$8,389	47	$31,975	$21,283	50

Instruments revenue increased significantly due to an increase in the number of instruments sold. The increases in consumables revenue were largely driven by growth in our installed base of instruments. Revenue from in vitro diagnostic kits relates to the sale of Prosigna kits, which began in the third quarter of 2013. The increases in service revenue were primarily related to an increase in the number of instruments covered by service agreements. Collaboration revenue for the three and nine-month periods is related to our collaboration agreement with Celgene entered into in March 2014. We received an upfront payment of $5.8 million in June 2014 and achieved certain milestones totaling $5.0 million during the three months ended September 30, 2014. We are eligible to receive up to $12.0 million in additional success-based milestone payments related to development and regulatory milestones. We are using a proportional performance model to recognize revenue over our performance period for this agreement. The costs incurred to date compared to total expected costs are used to determine proportional performance.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Cost of product and service revenue	$5,271	$3,784	39%	$14,456	$10,188	42%
Product and service gross profit	$5,993	$4,605	30	$15,822	$11,095	43
Product and service gross margin	53%	55%		52%	52%

The increase in cost of product and service revenue for the three and nine-month periods ended September 30, 2014 as compared to the same periods in 2013 was related to the increased volume of both instruments and consumables sold. Product and service gross margin was greater in the three-month period ended September 30, 2013 due to several large consumable orders with unusually low per unit manufacturing costs and certain favorable overhead cost variances during the period. In addition, in the 2014 periods, an increased proportion of sales to distributors, which are priced at a discount to direct sales, reduced gross margins on a comparative basis. Costs related to collaboration revenue are included in research and development expense.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Core nCounter platform technology	$1,908	$1,210	58%	$5,421	$2,639	105%
Manufacturing process development	621	366	70	1,665	1,102	51
Life sciences products and applications	968	734	32	2,771	2,135	30
Diagnostic product development	2,149	1,071	101	5,068	3,384	50
Facility allocation	315	403	(22)	1,042	1,209	(14)

Total	$5,961	$3,784	58	$15,967	$10,469	53

The increases in research and development expense reflected increases in personnel-related expenses primarily to support the advancement of our nCounter technology. In addition, there were increases in engineering costs for development of the next generation of our nCounter system, an increase in our clinical study costs and an increase in costs to support the Celgene collaboration agreement.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, legal, human resources, information technology, business development and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. In particular, in the first quarter of 2014, we established a dedicated oncology diagnostics sales force to support the commercialization of Prosigna, which will increase selling and marketing expenses significantly. We also expect legal, accounting and compliance costs to increase as our business grows.

Selling, general and administrative expense was as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$12,515	$7,988	57%	$36,069	$20,822	73%

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

Other Income (Expense)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Interest income	$65	$22	195%	$204	$28	629%
Interest expense	(697)	(538)	30	(3,248)	(1,412)	130
Other expense	(112)	(17)	559	(97)	(30)	223
Revaluation of preferred stock warrant liability	—	—	—	—	1,156	(100)

Total other income (expense)	$(744)	$(533)	40	$(3,141)	$(258)	(1,117)

The increase in interest expense for the nine-month period ended September 30, 2014 was primarily related to the costs incurred to pay off our former credit facility in April 2014. In addition, interest expense increased for both periods presented due to an increase in borrowing in 2014 as compared to 2013.

The revaluation of the preferred stock warrant liability for the nine-month period ended September 30, 2013 resulted from a re-measurement of the fair value of preferred stock warrants using the Black-Scholes option pricing model, which was primarily impacted by a decrease in the valuation of the underlying stock. Upon closing of our initial public offering in July 2013, all outstanding preferred stock was automatically converted into common stock, and the warrants to purchase preferred stock converted into warrants to purchase common stock. As a result, the preferred stock warrant liability was reclassified to stockholders’ equity.

Liquidity and Capital Resources

As of September 30, 2014, we had cash, cash equivalents and short-term investments totaling $67.5 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; the nature and timing of any additional companion diagnostic development collaborations we may establish; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

In April 2014, we entered into a term loan agreement under which we may borrow up to $45.0 million, or up to an aggregate of approximately $52.0 million if we elect to exercise in full an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, we borrowed $20.0 million, the proceeds of which were primarily used to repay the outstanding balance under our former credit facility plus a related $1.0 million end of term payment, a $0.3 million make-whole premium, and interest accrued. We incurred and recorded a total charge to interest expense of $1.4 million related to the repayment of our former credit facility, including a loss on extinguishment of debt of $0.6 million. We have committed to borrow an additional $10.0 million under the term loan agreement no later than October 2014. Up to an additional $15.0 million, in increments of $5.0 million, may be borrowed under the agreement no later than May 2015, subject to a revenue requirement. All borrowings under the new term loan agreement will accrue interest at 12.5% annually, payable quarterly, of which 3.5% can be deferred during the first four years of the term at our option and paid together with the principal. In September 2014, we exercised our option to defer payment of the 3.5% accrued interest for the three months ended September 30, 2014. We are required to pay only interest for the first five years of the term. Principal payments are due in four equal installments during the sixth year of the term. We have the option to prepay the term loans, in whole or in part, at any time subject to payment of a redemption fee of up to 4%, which declines over the term. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The new term loan agreement also includes liquidity and revenue-based financial covenants. We must satisfy certain minimum annual revenue requirements, which shall initially be $40.0 million for 2014 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If our actual revenues are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. We were in compliance with our covenants as of September 30, 2014. Our obligations under the new term loan agreement are collateralized by substantially all of our assets.

Our principal uses of cash are funding our operations, satisfaction of our obligations under our debt instruments, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing research business and in developing Prosigna and preparing it for commercialization. As a result, our cash used in operating activities has increased. Our operating cash requirements may increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems among research customers and clinical laboratories, (2) commercialize, and conduct studies to expand the clinical utility of, Prosigna and (3) develop new applications, chemistry and instruments for our nCounter platform, as we cannot be certain our revenues will grow sufficiently to offset our operating expense increases.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash used in operating activities	$(33,182)	$(21,483)
Cash used in investing activities	(17,321)	(33,506)
Cash provided by financing activities	59,388	52,589

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

Net cash used in operating activities for the nine months ended September 30, 2014 consisted of our net loss of $37.7 million, reduced by $5.3 million of net non-cash items, such as depreciation and amortization, amortization of debt discount, amortization of premium on short-term investments, loss on extinguishment of debt, accrued interest converted to principal balance of term loan and stock-based compensation.

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

Investing Cash Flows

Our most significant investing activities for the nine months ended September 30, 2014 and 2013 were related to the purchase and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

In the nine months ended September 30, 2014 and 2013, we purchased $1.3 million and $0.5 million, respectively, of property and equipment required to support the growth and expansion of our operations.

Financing Cash Flows

Historically, we have funded our operations through the issuance of equity securities and the incurrence of indebtedness.

Net cash provided by financing activities for the nine months ended September 30, 2014 consisted of net proceeds of $57.0 million from our public offering of common stock, proceeds of $20.0 million from our new term loan agreement, Employee Stock Purchase Plan proceeds of $1.0 million, $0.2 million of proceeds from the exercise of stock options, and net proceeds of $0.1 million from the exercise of common stock warrants. These proceeds were partially offset by the repayment of the outstanding balance under our former credit facility in the amount of $18.2 million and payment of deferred costs related to our new term loan agreement in the amount of $0.8 million.

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

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

We have updated our revenue recognition policy to address the accounting treatment related to the collaboration agreement with Celgene Corporation, but there have been no other material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements for the nine months ended September 30, 2014 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 27, 2014.

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

Instruments, consumables and in vitro diagnostic kits are considered to be separate units of accounting as they are sold separately and revenue is recognized upon transfer of ownership, which is generally upon shipment. Instrument revenue related to installation and calibration services is recognized when services are rendered. For instruments sold for use primarily to run Prosigna assays, training must be provided prior to instrument revenue recognition.

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

We enter into collaborative agreements that may generate upfront fees with subsequent milestone payments that may be earned upon the completion of development-related milestones. We are able to estimate the total cost of services to be provided under the arrangement and recognize collaboration revenue using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, collaboration revenue can fluctuate substantially based on the achievement of development-related milestones.

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

In August 2014, FASB issued an accounting standards update entitled “ASU 2014-15, Presentation of Financial Statements – Going Concern.” The standard requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The standard will become effective for us beginning January 1, 2017.

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

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on October 1, 2014 and sustained throughout the period ended September 30, 2015, would not be material.

As of September 30, 2014, the principal outstanding under our term borrowings was $20.7 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $37.7 million and $20.5 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had an accumulated deficit of $164.5 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward development and commercialization of our technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with establishing a dedicated oncology sales force and the increased administrative costs associated with being a public company. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

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

Commercialization of Prosigna in Europe, the United States and the other jurisdictions in which we intend to pursue regulatory approval or clearance is a key element of our strategy. Currently, most oncologists seeking sophisticated gene expression analysis for diagnosing and profiling breast cancer in their patients, ship tissue samples to a limited number of centralized laboratories typically located in the United States. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to pay for, Prosigna if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors, and patients that Prosigna provides equivalent or better prognostic information than those centralized laboratories. For example, in the third quarter 2014, we were notified by the Blue Cross Blue Shield Technology Evaluation Center that Prosigna does not currently meet its criteria for inclusion for reimbursement. In addition, breast cancer treatment guidelines, such as those issued by the National Comprehensive Cancer Network, recommend that chemotherapy be considered in many cases, in combination with other patient factors. Accordingly, physicians may be reluctant to order a test, such as Prosigna, that may suggest recommending against chemotherapy. Furthermore, our diagnostic tests are performed by pathologists in local laboratories, rather than by a vendor in a remote centralized laboratory, which requires us to educate pathologists regarding the benefits of this business model and oncologists regarding the reliability and consistency of results generated locally.

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

Similarly, we have entered into agreements with clinical laboratories in the United States, Canada, Europe and Israel to provide Prosigna testing services. We do not provide testing services directly and, thus, we are reliant on these clinical laboratories to actively promote and sell Prosigna testing services. These clinical laboratories may take longer than anticipated to begin offering Prosigna testing services and may not commit the necessary resources to market and sell Prosigna testing services to the level of our expectations. Furthermore, we intend to contract with additional clinical laboratories to offer Prosigna testing services and we may be unsuccessful in attracting and contracting with new clinical laboratory providers. If current or future Prosigna testing service providers do not perform adequately, or we are unable to enter into contracts with additional clinical laboratories to provide Prosigna testing services, we may not be successful selling Prosigna and our future revenue prospects may be adversely affected.

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

We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, and we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in Europe. We do not have regulatory clearance or approval to market any other product for diagnostic purposes or to market Prosigna for diagnostic purposes in any other markets, other than Israel, Canada, Turkey, New Zealand, Hong Kong and Australia or to promote Prosigna in the United States for additional indications. Other than with respect to Prosigna in such jurisdictions, and our nCounter Elements reagents, we are limited to marketing our products for research use only, which means that we cannot make any diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions, as well as for other indications. We cannot assure investors that we will be successful in obtaining these regulatory clearances. If we do not obtain additional regulatory clearances or approvals to market future products or future indications for diagnostic purposes, if unexpected regulatory limitations are placed on our products or if we fail to successfully commercialize such products, the market potential for our diagnostic products would be constrained, and our business and growth prospects would be adversely affected.

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

We also compete with commercial diagnostics companies. We believe our principal competitor in the breast cancer diagnostics market is Genomic Health, which provides gene expression analysis at its central laboratory in Redwood City, California and currently commands a substantial majority of the market. We also face competition from companies such as Agendia, Clarient (a GE Healthcare company), Genoptix (a division of Novartis) and bioMeriéux, which also offer services by means of centralized laboratories that profile gene or protein expression in breast cancer. In Europe, we also face regional competition from Myriad Genetics, which is marketing a product from Sividon Diagnostics called EndoPredict, a distributed test for breast cancer recurrence, as well as from other independent laboratories.

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

We have limited experience marketing and selling our products into clinical laboratories. Our nCounter Dx Analysis System was introduced for sale in the clinical laboratory market in Europe and Israel in February 2013, and in the United States in November 2013. We sell our products through our own sales force in North America and through a combination of our own sales force and distributors in Europe, Middle East, Asia Pacific, and South America. Many members of our original sales force were hired and our distributors were selected based on experience selling to research customers and not necessarily to clinical laboratories. If we are unable to market and sell our products effectively to clinical laboratories, our ability to sell diagnostic products, including Prosigna, will be adversely affected.

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

The development of new products typically requires new scientific discoveries or advancements and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. For example, we are developing a new version of our nCounter Analysis System that is expected to be smaller and less expensive than the current version. If we do not achieve the required technical specifications, successfully manage new product development processes, development work is not performed according to schedule, then such new technologies or products may be adversely impacted and our business and operating results may be harmed.

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

The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in September 2014, we launched a new highly multiplexed gene expression panel for the nCounter Analysis System, the PanCancer Immune Profiling Panel which will enable researchers to create profiles of the human immune response in all cancer types. In September 2013, we launched a single cell gene expression application for our nCounter Analysis System, which applies our technology to, amongst other things, improve single cell analytic workflow for gene expression analysis, and in July 2013, we launched nCounter Elements, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us. The future growth of the market for these products depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods of genomic analysis. If the markets for nCounter Elements, single cell analysis or others do not develop as we expect, our business may be adversely affected. In addition, we commercially launched Prosigna in Europe and Israel in February 2013 and we intend to offer Prosigna in other countries outside of the United States. Genomic testing for breast cancer is not widely available outside of the United States and the market for such tests is new. The future growth of the market for genomic breast cancer testing will depend on physicians’ acceptance of such testing and the availability of reimbursement for such tests. Our success in these new markets will depend to a large extent on our ability to successfully market, sell and establish reimbursement for products using our technologies. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.

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

If our Seattle facility becomes unavailable or inoperable, we will be unable to continue our research and development, manufacturing our consumables or processing sales orders, and our business will be harmed.

We manufacture our consumable products in our facility in Seattle, Washington. In addition, our Seattle facility is the center for research and development, order processing, receipt of our prep station and digital analyzer manufactured by third-party contract manufacturers and shipping products to customers. Our facility and the equipment we use to manufacture our consumable products would be costly, and would require substantial lead time, to repair or replace. Seattle is situated near active earthquake fault lines. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes and power outages, which may render it difficult or impossible for us to produce our tests for some period of time. The inability to manufacture consumables or to ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is limited, may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

We expect to generate a substantial portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.

For the nine months ended September 30, 2014 and 2013, approximately 33% and 29% of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

In February 2014, we launched nCounter Elements reagents, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes. nCounter Elements reagents may be used in conjunction with appropriate analyte specific reagents and other general purpose reagents to create diagnostic test procedures or test systems.

A clinical laboratory can use nCounter Elements reagents to create what is called a Laboratory Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, manufactured and performed by a laboratory and include genetic tests. Historically LDTs have not been subject to FDA regulation. On October 3, 2014, the FDA issued its draft guidance for LDT regulation proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could restrict the demand for our products, including nCounter Elements. Additionally, compliance with additional regulatory burdens could be time consuming and costly. If the FDA issues final guidance for LDTs or limits the acceptability of the raw materials and components used to make LDTs, such regulation could adversely affect our prospects, results of operations and financial condition.

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

Certain of our products are regulated as medical devices, including Prosigna, the nCounter Dx Analysis System and nCounter Elements reagents. Accordingly, we are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review, including routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and compliance with requirements such as ISO 13485 and quality system regulations, which establish extensive requirements for quality assurance and control as well as manufacturing procedures; requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. Also, the FDA issued in August 2014, a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. We may also be subject to additional FDA post-marketing obligations or requirements by the FDA to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the cleared indication. For instance, in the United States the following special conditions for use are listed in the intended use: Prosigna is not intended for diagnosis, to predict or detect response to therapy or to help select the optimal therapy for patients. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets. Adverse Notified Body, EU Competent Authority or FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

If Medicare and other third-party payors in the United States and foreign countries do not approve reimbursement for diagnostic tests enabled by our technology, the commercial success of our diagnostic products would be compromised.

Successful commercialization of our diagnostic products depends, in large part, on the availability of adequate reimbursement for testing services that our diagnostic products enable from government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party reimbursement for the use of tests that incorporate new technology, such as Prosigna. For example, in June 2014, the Blue Cross and Blue Shield, or BCBS, Association Technology Evaluation Center affirmed their position that Prosigna should be considered investigational. Subsequently, at least two BCBS entities updated their coverage policies based on this evaluation. Also, in August 2014, UnitedHealthcare, the largest private health insurer in the United States, agreed with Laboratory Corporation of America, or Lab Corp, one of our commercial laboratory customers, to begin paying for Prosigna testing. In addition, we recently received confirmations of coverage for Prosigna from California’s Medicaid group, MediCal and from Providence Health Plan.

We continue to be in dialogue with representatives of the Molecular Diagnostic Services Program, or MolDX, regarding our application for Medicare reimbursement of Prosigna. In June 2014, MolDX requested that we modify our application to address new guidelines addressing MolDX’s clinical test evaluation process and to respond to questions raised by MolDX in its initial review of our application. Based on our most recent interactions with MolDX, we believe that MolDX’s coverage determination and what, if any, additional clinical data or other information we will be asked to provide in connection with our application will be strongly influenced by the update to the National Comprehensive Cancer Network’s, or NCCN, treatment guidelines, which are expected later this year, and we do not expect MolDX to make a coverage determination until after the NCCN guideline update. We believe that our application is on hold pending the NCCN guideline update.

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

We continue to pursue positive reimbursement coverage decisions from government insurance plans, managed care organizations and private insurance plans. From time to time, if positive reimbursement coverage decisions are obtained, we intend to publicly announce such decisions. In circumstances where coverage is denied or no decision has been rendered, we intend to evaluate the benefit of continued pursuit of a positive reimbursement determination on a case by case basis and in most cases expect to continue to pursue a positive coverage decision with those payors; as a result, we do not intend to publicly announce any denials of coverage or the absence of a coverage determination on a regular basis.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2014, we owned or exclusively licensed seven issued U.S. patents and approximately 21 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 114 pending and granted counterpart applications worldwide, including 56 country-specific validations of four European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including our core digital molecular barcoding technology licensed from the Institute for Systems Biology, technology relating to Prosigna licensed from Bioclassifier, LLC and the intellectual property relating to a gene signature for lymphoma subtyping from the National Institutes of Health for use in our collaboration with Celgene Corporation. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of those licenses.

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

In addition, our agreements with some of our suppliers, distributors, customers, collaborators and other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims against us, including the claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify any of these third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results, or financial condition.

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

Holders of approximately 7.0 million shares (including shares underlying outstanding warrants), or approximately 38%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, own approximately 41% of our outstanding common stock as of September 30, 2014. Accordingly, our executive officers, directors and principal stockholders will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals in August 2012. The rule requires us to submit forms and reports to the SEC annually to disclose our determinations and due diligence measures. On June 2, 2014, we filed Form SD for the year ended December 31, 2013 and included a Conflict Minerals Report as an exhibit to this form. We do not directly purchase any conflict minerals. However, tracing these materials back to their country of origin is a complex task that required us to, among other things, survey suppliers in our supply chain to understand what programs they have in place for tracing the source of minerals supplied to us or used in products supplied to us and to ensure that reasonable due diligence has been performed. However, we have not determined how many, or if any, of our supply chain partners use conflict minerals. Moreover, we may face a limited pool of suppliers who can provide us “conflict-free” components, parts and manufactured products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations, and may be required to disclose that our products are not “conflict free.” This could adversely affect our reputation and may harm relationships with business partners and customers, and our stock price could suffer as a result.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

On July 29, 2014, we issued 16,093 shares of our common stock upon the exercise of a warrant for aggregate consideration of $8,448. This issuance was exempt from registration under the Securities Act of 1933, as amended under Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. The recipient acquired the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed thereto.

(b) Use of Proceeds from Public Offering of Common Stock

On June 25, 2013, our registration statement on Form S-1 (No. 333-188704) was declared effective for our initial public offering, and on July 1, 2013 we consummated the initial public offering consisting of 5,400,000 shares of our common stock for $10.00 per share. As a result of the offering, we received total net proceeds of approximately $46.8 million, after deducting total expenses of $7.2 million, consisting of underwriting discounts and commissions of $3.8 million and offering-related expenses of approximately $3.4 million. No payments for such expenses were made directly or indirectly to (1) any of our officers or directors or their associates, (2) any persons owning 10% or more of any class of our equity securities, or (3) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final Prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2013.

Item 6.	Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSTRING TECHNOLOGIES, INC.

Date: November 10, 2014	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ James A. Johnson
James A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.