Form 10-Q
period 2015-03-31
NanoString Technologies Inc
filed 2015-05-11
CIK 1401708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 7, 2015 there were 18,410,020 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NanoString Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$14,348	$17,223
Short-term investments	41,160	55,002
Accounts receivable, net	10,465	12,436
Inventory	7,887	5,444
Prepaid expenses and other	5,402	5,242

Total current assets	79,262	95,347
Restricted cash	143	143
Property and equipment, net	6,875	6,366
Other assets	857	892

Total assets	$87,137	$102,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,553	$3,380
Accrued liabilities	6,598	10,403
Deferred revenue, current portion	4,001	4,627
Deferred rent, current portion	424	147
Long-term debt, current portion	271	251

Total current liabilities	15,847	18,808
Deferred revenue, net of current portion	7,098	7,135
Deferred rent, net of current portion	1,350	1,317
Long-term debt, net of current portion	30,903	30,675

Total liabilities	55,198	57,935

Commitment and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 18,392 and 18,272 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in-capital	223,720	221,724
Accumulated other comprehensive loss	(19)	(43)
Accumulated deficit	(191,764)	(176,870)

Total stockholders’ equity	31,939	44,813

Total liabilities and stockholders’ equity	$87,137	$102,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product and service	$10,832	$8,751
Collaboration	761	—

Total revenue	11,593	8,751

Costs and expenses:
Cost of product and service revenue	5,340	4,325
Research and development	5,916	4,732
Selling, general and administrative	14,125	10,674

Total costs and expenses	25,381	19,731

Loss from operations	(13,788)	(10,980)

Other income (expense):
Interest income	67	64
Interest expense	(984)	(536)
Other income (expense)	(189)	30

Total other income (expense), net	(1,106)	(442)

Net loss	$(14,894)	$(11,422)

Net loss per share - basic and diluted	$(0.81)	$(0.68)

Weighted average shares used in computing basic and diluted net loss per share	18,310	16,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(14,894)	$(11,422)
Change in unrealized gain (loss) on short-term investments	25	(13)

Comprehensive loss	$(14,869)	$(11,435)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(14,894)	$(11,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	485	396
Stock-based compensation expense	1,252	1,039
Net amortization of premium on short-term investments	88	(173)
Amortization of debt discount	—	51
Interest accrued on long-term notes	—	88
Accrued interest converted to principal balance of term loan	267	—
Gain on sale of investments	—	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	1,966	902
Inventory	(2,690)	(772)
Prepaid expenses and other	(226)	(568)
Other assets	35	136
Accounts payable	1,097	(735)
Accrued liabilities	(3,747)	(1,651)
Deferred revenue	(663)	(217)
Deferred rent	310	(130)

Net cash used in operating activities	(16,720)	(13,058)

Investing activities
Purchases of property and equipment	(632)	(446)
Decrease in restricted cash	—	59
Proceeds from sale of short-term investments	3,000	5,671
Proceeds from maturity of short-term investments	22,679	—
Purchases of short-term investments	(11,900)	(29,631)

Net cash provided by (used) in investing activities	13,147	(24,347)

Financing activities
Repayment of long-term debt	(68)	(1,129)
Proceeds from public offering	—	57,016
Proceeds from issuance of common stock for employee stock purchase plan	664	442
Proceeds from exercise of stock options	82	108

Net cash provided by financing activities	678	56,437

Net (decrease) increase in cash and cash equivalents	(2,895)	19,032
Effect of exchange rate changes on cash and cash equivalents	20	—
Cash and cash equivalents
Beginning of period	17,223	9,941

End of period	$14,348	$28,973

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Instruments, consumables and in vitro diagnostic kits are considered to be separate units of accounting as they are sold separately and revenue is recognized upon transfer of ownership, which is generally upon shipment. Instrument revenue related to installation and calibration services is recognized when services are rendered by the Company. Such services can also be provided by the Company’s distribution partners and other third parties. For instruments sold for use primarily to run Prosigna assays, training must be provided prior to instrument revenue recognition. Instrument revenue from leased instruments is recognized ratably over the lease term.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for the Company beginning January 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

In February 2015, FASB issued an accounting standards update entitled “ASU 2015-02, Amendments to the Consolidation Analysis.” The standard requires entities to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard will become effective for the Company beginning after December 15, 2017. The Company is currently evaluating the guidance to determine the potential impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

On April 7, 2015, FASB issued an accounting standards update entitled “ASU 2015-03, Interest- Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The standard requires entities to present debt issuance costs on the balance sheets as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense. The standard will become effective for the Company beginning after December 15, 2015. The Company is currently evaluating the guidance to determine the potential impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

3.	Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Any outstanding stock options and warrants have not been included in the calculation of the diluted net loss per share because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	3,980	3,169
Common stock warrants	572	618

4.	Concentration of Risks

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

The Company had no customers that individually represented more than 10% of total revenue during the three months ended March 31, 2015 and one during the three months ended March 31, 2014. The Company had one customer that represented more than 10% of total accounts receivable as of March 31, 2015 and one customer that represented more than 10% of total accounts receivable as of December 31, 2014.

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

5.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of security as of March 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$38,759	$1	$(18)	$38,742
Asset-backed securities	2,419	—	(1)	2,418

Total available-for-sale securities	$41,178	$1	$(19)	$41,160

Type of security as of December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government-related debt securities	$4,502	$—	$(4)	$4,498
Corporate debt securities	47,345	2	(40)	47,307
Asset-backed securities	3,198	—	(1)	3,197

Total available-for-sale securities	$55,045	$2	$(45)	$55,002

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

Contractual maturity	March 31, 2015	December 31, 2014
Maturing in one year or less	$38,612	$51,235
Maturing in one to three years	2,548	3,767

Total available-for-sale securities	$41,160	$55,002

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and a continuous unrealized loss position for more than 12 months as of March 31, 2015 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$28,340	$(17)	$1,999	$(1)	$30,339	$(18)
Asset-backed securities	2,418	(1)	—	—	2,418	(1)

Total	$30,758	$(18)	$1,999	$(1)	$32,757	$(19)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of March 31, 2015 and December 31, 2014 were primarily caused by interest rate increases.

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of March 31, 2015, there were no investments in its portfolio that were other-than-temporarily impaired.

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

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of March 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$12,722	$—	$—	$12,722
Short-term investments:
Corporate debt securities	—	38,742	—	38,742
Asset-backed securities	—	2,418	—	2,418

Total	$12,722	$41,160	$—	$53,882

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$13,426	$—	$—	$13,426
Short-term investments:
U.S. government-related debt securities	—	4,498	—	4,498
Corporate debt securities	—	47,307	—	47,307
Asset-backed securities	—	3,197	—	3,197

Total	$13,426	$55,002	$—	$68,428

7.	Inventory

Inventory consisted of the following as of the date indicated (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$2,260	$1,299
Work in process	2,509	2,157
Finished goods	3,118	1,988

	$7,887	$5,444

8.	Reserve for Product Warranties

The Company generally provides a one-year warranty on its nCounter Analysis Systems and establishes an accrual based on historical product repair rates and actual warranty costs incurred. Warranty expense is recorded as a component of cost of product and service revenue in the condensed consolidated statements of operations.

The following information reconciles changes in the Company’s warranty reserve and related costs (in thousands):

Warranty reserve, December 31, 2014	$503
Cost of warranty claims	(90)
Warranty accrual	60

Warranty reserve, March 31, 2015	$473

9.	Long-term Debt and Obligations

In April 2014, the Company entered into a term loan agreement under which it may borrow up to $45.0 million, or up to an aggregate of approximately $51.0 million if the Company elects to exercise in full an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, the Company borrowed $20.0 million, the proceeds of which were primarily used to repay the outstanding balance under a previous credit facility plus a related $1.0 million end of term payment, a $0.3 million make-whole premium, and interest accrued. The Company incurred and recorded a total charge to interest expense of $1.4 million related to the repayment of its previous credit facility including a loss on extinguishment of debt of $0.6 million in the second quarter of 2014.

In October 2014, the Company borrowed an additional $10.0 million under the term loan agreement. The Company may borrow up to an additional $15.0 million under the agreement no later than May 2015, subject to a revenue requirement. All borrowings under the term loan agreement accrue interest at 12.5% annually, payable quarterly, of which 3.5% can be deferred during the first four years of the term at the Company’s option and paid together with the principal. During 2014, the Company exercised its option to defer payment of the 3.5% accrued interest and is required to pay only interest for the first five years of the term. Principal payments are due in four equal installments during the sixth year of the term. The Company has the option to prepay the term loans, in whole or in part, at any time subject to payment of a redemption fee of up to 4%, which declines over the term. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes liquidity and revenue-based financial covenants. The Company must satisfy certain minimum annual revenue requirements, specifically $55.0 million for 2015 with annual increases of $15.0 million for each fiscal year thereafter. If the Company’s actual revenues are below the minimum annual revenue requirement for any given year, the Company may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenues and the minimum revenue requirement. The Company was in compliance with its covenants as of March 31, 2015. The Company’s obligations under the term loan agreement are collateralized by substantially all of its assets.

Borrowings, including current portion, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Term loans payable	$30,687	$30,420
Capital leases	487	506

	31,174	30,926
Less: Current portion	(271)	(251)

Non-current portion	$30,903	$30,675

Scheduled future principal payments under outstanding debt obligations were as follows at March 31, 2015 (in thousands):

2015	$203
2016	226
2017	58
2018	—
2019	23,015
Thereafter	7,672

$31,174

10. Collaboration Agreement

In March 2014, the Company entered into a collaboration agreement with Celgene Corporation (“Celgene”) to develop, seek regulatory approval for, and commercialize a companion diagnostic assay for use in screening patients with Diffuse Large B-Cell Lymphoma. The Company received an upfront payment of $5.8 million upon its delivery of certain information to Celgene, and is eligible to receive up to $17.0 million in success-based milestone payments related to development and regulatory milestones. The Company will retain all commercial rights to the diagnostic test developed under this collaboration, subject to certain backup rights granted to Celgene to commercialize the diagnostic test in a particular country if the Company elects to cease distribution or elect not to distribute the diagnostic in such country. Assuming success in the clinical trial process, and subject to regulatory approval, the Company will market and sell the diagnostic assay and Celgene has agreed to make certain potential commercial payments to the Company in the event sales of the assay do not exceed certain pre-specified minimum annual revenues during the first three years following regulatory approval.

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

For the three months ended March 31, 2015, the Company recognized collaboration revenue related to the Celgene agreement of $0.7 million. No such amount was recorded for the three months ended March 31, 2014. At March 31, 2015, the Company had recorded $8.1 million of deferred revenue related to the collaboration, of which $2.0 million is estimated to be recognized as revenue within one year.

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

The following table of total revenue is based on the geographic location of the Company’s customers, distributors and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Total revenue by geography was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
North America	$7,523	$5,989
Europe, Middle East & Africa	2,943	1,763
Asia Pacific	1,127	999

Total revenue	$11,593	$8,751

Total revenue in the United States was $7.2 million and $5.3 million for the three month periods ended March 31, 2015 and 2014, respectively.

The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.

13.	Subsequent Events

On April 16, 2015, the Company was granted an extension of six months, to November 2015, under its term loan agreement, to borrow an additional $15.0 million available under the term loan agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding our future operating results, including our expectations regarding instrument, consumable and total revenue, operating expenses and operating and net loss;

•	our ability to successfully commercialize Prosigna, our first in vitro diagnostic product;

•	the implementation of our business model, strategic plans for our business and future product development plans;

•	the regulatory regime and our ability to secure and maintain regulatory clearance or approval or reimbursement for the clinical use of our products, domestically and internationally;

•	our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, collaboration partners and third parties who conduct our clinical studies;

•	our intellectual property position;

•	our expectations regarding the market size and growth potential for our business; and

•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable genomic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market instruments and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of March 31, 2015, we have an installed base of over 280 systems, which our customers have used to publish over 700 peer-reviewed papers. As researchers using our systems discover how genomic information can be used to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In March 2014, we entered into our first companion diagnostic collaboration to develop an in vitro diagnostic test for a type of lymphoma, to be used to identify which patients are most likely to respond to a particular drug therapy.

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

We use third-party contract manufacturers to produce the instruments comprising the nCounter Analysis System. We manufacture consumables at our Seattle, Washington facility. This operating model is designed to be capital efficient and to scale efficiently as our product volumes grow. We focus a substantial portion of our resources on developing new technologies, products and solutions. We sell our products through our own sales force in the United States, Canada, Singapore, Israel and certain European countries. We sell through distributors in other parts of the world.

Our total revenue has increased to $11.6 million for the three months ended March 31, 2015 from $8.8 million for the first three months of 2014. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $14.9 million and $11.4 million for the three months ended March 31, 2015 and 2014, respectively, and as of March 31, 2015 our accumulated deficit was $191.8 million.

In March 2014, we entered into a collaboration agreement with Celgene Corporation, or Celgene, pursuant to which we are working collaboratively with Celgene to develop, seek regulatory approval for, and commercialize a companion diagnostic assay for use in screening patients with Diffuse Large B-Cell Lymphoma. During 2014, we received an upfront payment of $5.8 million and milestone payments totaling $6.0 million. We recognized the related revenue according to the proportional performance model. We are eligible to receive up to $11.0 million in additional success-based milestone payments related to regulatory approval milestones. We will retain all commercial rights to the diagnostic test developed under this collaboration, subject to certain backup rights granted to Celgene to commercialize the diagnostic test in a particular country if we elect to cease distribution or elect not to distribute the diagnostic in such country. Assuming success in the clinical trial process, and subject to regulatory approval, we expect to generate revenues from the sale of the resulting in vitro diagnostic kits.

Results of Operations

Revenue

Our product revenue consists of sales of our nCounter Analysis System and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with extended service agreements and conducting proof-of-principle studies. Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis System and purchase related consumables. Collaboration revenue is derived primarily from our companion diagnostic development collaboration with Celgene.

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

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Americas	$7,523	$5,989	26%
Europe, Middle East & Africa	2,943	1,763	67
Asia Pacific	1,127	999	13

Total	$11,593	$8,751	32

The composition of revenue was as follows:

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Product revenue:
Instruments	$4,369	$3,448	27%
Consumables	5,503	4,786	15
In vitro diagnostic kits	381	61	525

Total product revenue	10,253	8,295	24
Service revenue	579	456	27

Total product and service revenue	10,832	8,751	24
Collaboration revenue	761	—	—

Total revenue	$11,593	$8,751	32

Instruments revenue increased due to an increase in the number of instruments sold and the percentage of instruments we sold directly to customers, as the average selling price of our customer direct sales is greater than our distributor prices. Customer direct sales represented 79% of instrument revenue for the three months ended March 31, 2015 as compared to 68% in the 2014 period. The increase in consumables revenue was driven by growth in our installed base of instruments, which was partially offset by quarter-to-quarter variability in customer ordering patterns, severe weather in the Northeast United States and changes in the foreign exchange rates. Revenue from in vitro diagnostic kits for the three months ended March 31, 2015 increased significantly as sales of Prosigna kits continued to grow since launching the product in late 2013. The increase in service revenue was primarily related to an increase in the number of instruments covered by service agreements. Collaboration revenue for the three month period ended March 31, 2015 is related to our collaboration agreement with Celgene entered into in late March 2014.

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

	Three Months Ended March 31,
	(in thousands)
	2015	2014	% Change
Cost of product and service revenue	$5,340	$4,325	23%
Product and service gross profit	5,492	4,426	24
Product and service gross margin	51%	51%

The increase in cost of product and service revenue for three months ended March 31, 2015 was related to the increased volume of products and services sold. The product and service gross margin was constant for the three months ended March 31, 2015 as compared to the same period in 2014 as was the product mix. Costs related to collaboration revenue are included in research and development expense.

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

	Three Months Ended March 31,
	(in thousands)
	2015	2014	% Change
Core nCounter platform technology	$1,637	$1,828	(10)%
Manufacturing process development	447	489	(9)
Life sciences products and applications	1,176	861	37
Diagnostic product development	1,031	372	177
Clinical, regulatory and medical affairs	1,132	809	40
Facility allocation	493	373	32

Total	$5,916	$4,732	25

The increase in research and development expense is primarily attributable to personnel related expenses in support of the advancement of our nCounter technology and an increase in clinical study costs to support the Celgene collaboration agreement. Partially offsetting the increase was a reduction in engineering costs related to the development of our next generation nCounter system.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, legal, human resources, information technology, business development and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. In particular, in 2014, we added a substantial number of additional personnel to support the commercialization of Prosigna, which increased selling and marketing expenses significantly. In February 2015, we combined our two separate sales teams into a single organization selling our entire suite of products, targeted primarily toward major academic medical centers and biopharmaceutical companies. As a result, we incurred severance related costs, which contributed to higher sales and marketing expense during the first quarter of 2015. For the remainder of 2015, we anticipate that the absence of these severance related costs and the realization of certain efficiencies associated with the changes will result in slower growth in sales and marketing expense than what we experienced in 2014. Also, legal, accounting and compliance costs have increased and are expected to continue to increase as our business grows.

Selling, general and administrative expense was as follows:

	Three Months Ended March 31,
	(in thousands)
	2015	2014	% Change
Selling, general and administrative expense	$14,125	$10,674	32%

The increase in selling, general and administration expense was primarily attributable to an increase in staffing and personnel-related costs to support sales and marketing and administration and increased rent and utilities expenses due to the increase in rented office space.

Other Income (Expense)

	Three Months Ended March 31,
	(in thousands)
	2015	2014	% Change
Interest income	$67	$64	5%
Interest expense	(984)	(536)	84
Other income (expense)	(189)	30	(730)

Total	$(1,106)	$(442)	150

The increase in interest expense was largely due to an increase in outstanding long-term borrowings from $17.4 million as of March 31, 2014 to $30.7 million as of March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2015, we had cash, cash equivalents and short-term investments totaling $55.5 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; the nature and timing of any additional companion diagnostic development collaborations we may establish; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Sources and Uses of Funds

Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings and we expect to continue to require cash to fund our operations for at least the next several years.

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

In April 2014, we entered into a term loan agreement under which we may borrow up to $45.0 million, or up to an aggregate of approximately $51.0 million if we elect to exercise in full an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, we borrowed $20.0 million, the proceeds of which were primarily used to repay the outstanding balance under a previous credit facility plus a related $1.0 million end of term payment, a $0.3 million make-whole premium, and interest accrued. We incurred and recorded a total charge to interest expense of $1.4 million related to the repayment of our previous credit facility including a loss on extinguishment of debt of $0.6 million in the second quarter of 2014.

In October 2014, we borrowed an additional $10.0 million under the term loan agreement. In April 2015, we were granted an extension of six months, to November 2015, under the term loan agreement, to borrow the additional $15.0 million available under the agreement. All borrowings under the term loan agreement accrue interest at 12.5% annually, payable quarterly, of which 3.5% can be deferred during the first four years of the term at our option and paid together with the principal. During 2014, we exercised our option to defer payment of the 3.5% accrued interest and are required to pay only interest for the first five years of the term. Principal payments are due in four equal installments during the sixth year of the term. We have the option to prepay the term loans, in whole or in part, at any time subject to payment of a redemption fee of up to 4%, which declines over the term. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes liquidity and revenue-based financial covenants. We must satisfy certain minimum annual revenue requirements, specifically $55.0 million for 2015 with annual increases of $15.0 million for each fiscal year thereafter. If our actual revenues are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. We were in compliance with our covenants as of March 31, 2015. Our obligations under the term loan agreement are collateralized by substantially all of our assets.

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

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash used in operating activities	$(16,720)	$(13,058)
Cash provided by (used in) investing activities	13,147	(24,347)
Cash provided by financing activities	678	56,437

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

Net cash used in operating activities for the three months ended March 31, 2015 consisted of our net loss of $14.9 million and $3.9 million of cash used for working capital purposes. These uses were partially offset by $2.1 million of net non-cash items, such as depreciation and amortization, amortization of premium on short-term investments, accrued interest converted to principal balance of term loan and stock-based compensation.

Net cash used in operating activities for the three months ended March 31, 2014 consisted of our net loss of $11.4 million and $3.0 million of cash used for working capital purposes. These uses were partially offset by $1.8 million of net non-cash income and expense items, such as depreciation and amortization, amortization of premium on short-term investments and stock-based compensation.

Investing Cash Flows

Our most significant investing activities for the three months ended March 31, 2015 and 2014 were related to the purchase and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

In the three months ended March 31, 2015 and 2014, we purchased $0.6 million and $0.4 million, respectively, of property and equipment required to support the growth and expansion of our operations.

Financing Cash Flows

Historically, we have funded our operations through the issuance of equity securities and the incurrence of indebtedness.

Net cash provided by financing activities for the three months ended March 31, 2015 consisted of Employee Stock Purchase Plan proceeds of $0.7 million, and $0.1 million of proceeds from the exercise of stock options. These proceeds were partially offset by the repayment of capital lease obligations of $0.1 million.

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

Critical accounting policies and significant estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and significant estimates include those related to:

•	revenue recognition;

•	stock-based compensation;

•	inventory valuation;

•	fair value measurements; and

•	income taxes.

There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2015 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 13, 2015.

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for us beginning January 1, 2018. We are currently evaluating the guidance to determine the potential impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

In February 2015, FASB issued an accounting standards update entitled “ASU 2015-02, Amendments to the Consolidation Analysis.” The standard requires entities to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard will become effective for us beginning after December 15, 2017. We are currently evaluating the guidance to determine the potential impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

On April 7, 2015, FASB issued an accounting standards update entitled “ASU 2015-03, Interest- Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The standard requires entities to present debt issuance costs on the balance sheets as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense. The standard will become effective for us beginning after December 15, 2015. We are currently evaluating the guidance to determine the potential impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on April 1, 2015 and sustained throughout the period ended March 31, 2016, would not be material.

As of March 31, 2015, the principal outstanding under our term borrowings was $30.7 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

Foreign Currency Exchange Risk

As we continue to expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, a majority of our revenue has been denominated in U.S. dollars, although we sell our products and services in local currency outside of the United States, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. However, if the value of the U.S. dollar increases relative to foreign currencies, as it did in 2014, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. Similarly, a strong U.S. dollar relative to the local currencies of our international customers and distributors could potentially reduce our product revenue by reducing demand for our products or requiring us to discount or reduce our pricing to maintain demand. As our operations in countries outside of the United States grow, our results of operations and cash flows increasingly will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $14.9 million and $11.4 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $191.8 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenues and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

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

These hurdles may make it difficult to convince health care providers that tests using our technologies are appropriate options for cancer diagnostics, may be equivalent or superior to available tests, and may be at least as cost effective as alternative technologies. Furthermore, we may encounter significant difficulty in gaining inclusion in breast cancer treatment guidelines, obtaining patient reimbursement from public and private payors, and gaining broad market acceptance of Prosigna. In mid-February, the National Comprehensive Cancer Network, or NCCN, issued a partial revision to the guidelines in which it updated only the treatment algorithm section of the guidelines. Prosigna was not included in this partial update. We expect the full guidelines update, including the discussion section of the guidelines, to be published this year. If we fail to successfully commercialize Prosigna, we may never receive a return on the significant investments in sales and marketing, regulatory, manufacturing and quality assurance personnel we have made, and further investments we intend to make, which would adversely affect our growth prospects, operating results and financial condition.

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

We believe that our existing cash and cash equivalents, together with funds available under our term loan agreement, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations; and

•	further our research and development.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	revenue derived from existing or future collaborations;

•	the cost of our research and development activities;

•	the cost and timing of regulatory clearances or approvals;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, including new licensing arrangements for new products.

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

We have limited experience in marketing and selling our diagnostic products to clinical laboratories, and if we are unable to successfully commercialize our products, our business may be adversely affected.

We have limited experience marketing and selling our diagnostic products to clinical laboratories. Our sales of Prosigna will depend in large part on our ability to successfully market to oncologists and other healthcare providers. Because we have limited experience in marketing and selling our products in the diagnostics market, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to diagnostics customers is unproven. In February 2015, we combined our two separate sales teams into a single organization selling our entire suite of products, targeted primarily toward major academic medical centers and biopharmaceutical companies. If we are not able to maintain an efficient and effective sales organization targeting these markets, our business and operating results will be adversely affected. If we are unable to market and sell our products effectively to clinical laboratories, our ability to sell diagnostic products, including Prosigna, will be adversely affected.

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

We may experience manufacturing problems or delays that could limit our growth or adversely affect our operating results.

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

We manufacture our consumable products in our headquarters facility in Seattle, Washington. In addition, Seattle is the center for research and development, order processing, receipt of our prep station and digital analyzer manufactured by third-party contract manufacturers and shipping products to customers. Our facilities and the equipment we use to manufacture our consumable products would be costly, and would require substantial lead time, to repair or replace. Seattle is situated near active earthquake fault lines. These facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes and power outages, which may render it difficult or impossible for us to produce our products for some period of time. The inability to manufacture consumables or to ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is limited, may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

We expect to generate a substantial portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.

For the three months ended March 31, 2015 and 2014, approximately 35% and 32%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, as it did in 2014, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. Similarly, a strong U.S. dollar relative to the local currencies of our international customers can potentially reduce demand for our products, which may compound the adverse effect of foreign exchange translation on our revenue. If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and prospects will suffer.

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

In the United States, most of our products are currently labeled and sold for research use only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for use in clinical practice in diagnostics, and the products cannot include clinical or diagnostic claims, they are not subject to regulation by the U.S. Food and Drug Administration, or FDA, as medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post- market controls for medical devices. In November 2013, the FDA issued a final guidance on RUO products, which, among other things, reaffirmed that a company may not make clinical or diagnostic claims about an RUO product. Although not suggested in the final RUO guidance, if in the future the FDA modifies its approach to regulating our products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.

In addition, we sell dual-use instruments with software that have both FDA-cleared functions and research functions, for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, FDA issued a guidance that described FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and device functions for which approval/clearance is not required. There is a risk that the FDA could take enforcement action against a manufacturer for distributing dual-use instruments if the company does not follow the restrictions discussed in the guidance. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, and the instruments are being sold off-label. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight.

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

We continue to be in dialogue with representatives of the Molecular Diagnostic Services Program, or MolDX, regarding our application for Medicare reimbursement of Prosigna. In June 2014, MolDX requested that we modify our application to address new guidelines addressing MolDX’s clinical test evaluation process and to respond to questions raised by MolDX in its initial review of our application. We have provided additional information to MolDX to address this request and, since that time, have continued to have ongoing discussions with them about what additional clinical data or other information is needed in connection with our application. Based on these discussions, we recently resubmitted our application for reimbursement.

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

Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies, we are required to obtain either prior 510(k) clearance or prior pre-market approval, or PMA, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1–3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with standard of care. We intend to pursue additional intended uses for Prosigna that may require a PMA approval, which is a more burdensome regulatory processes than the 510(k) clearance process. In addition, we are currently collaborating with Celgene on a companion diagnostic. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. Even if granted, a 510(k) clearance or PMA approval for any future product would likely place substantial restrictions on how our device is marketed or sold, and the FDA will continue to place considerable restrictions on our products, including, but not limited to, Quality System Regulations, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, adverse event and medical device reporting requirements, corrections and removals and good manufacturing practices. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

Sales of our diagnostic products outside the United States are subject to foreign regulatory requirements governing clinical studies, vigilance reporting, marketing approval, manufacturing, regulatory inspections, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals outside the United States may differ from that required to obtain FDA approval or clearance, and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval or clearance by regulatory authorities in other countries or by the FDA, and foreign regulatory authorities could require additional testing. In addition, FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or to obtain required approvals or clearances could impair our ability to commercialize our diagnostic products outside of the United States.

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

Certain of our products are regulated as medical devices, including Prosigna, the nCounter Dx Analysis System and nCounter Elements reagents. Accordingly, we are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review, including routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and compliance with requirements such as ISO 13485 and quality system regulations, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures; requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. We may also be subject to additional FDA post-marketing obligations or requirements by the FDA to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the cleared indication. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets. Adverse Notified Body, EU Competent Authority or FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

        We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 31, 2015, we owned or exclusively licensed ten issued U.S. patents and approximately 27 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 142 pending and granted counterpart applications worldwide, including 60 country-specific validations of five European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

Our executive officers and directors together with their respective affiliates, own approximately 31% of our outstanding common stock as of March 31, 2015. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

As a public company, and particularly after we cease to be an “emerging growth company,” we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and The NASDAQ Global Market impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel must devote a substantial amount of time to compliance with these laws and regulations. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. These requirements have increased and will likely continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, as a public company it is more difficult and more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

Item 6.	Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Description

10.1	First Amendment to Amended and Restated Exclusive License Agreement between the Company and Bioclassifier, LLC, dated March 31, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSTRING TECHNOLOGIES, INC.

Date: May 11, 2015	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ James A. Johnson
James A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Amended and Restated Exclusive License Agreement between the Company and Bioclassifier, LLC, dated March 31, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.