Form 10-Q
period 2015-06-30
NanoString Technologies Inc
filed 2015-08-05
CIK 1401708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015 there were 19,386,835 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NanoString Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$15,737	$17,223
Short-term investments	36,784	55,002
Accounts receivable, net	13,217	12,436
Inventory	9,410	5,444
Prepaid expenses and other	6,310	5,242

Total current assets	81,458	95,347
Restricted cash	143	143
Deferred offering costs	137	—
Property and equipment, net	7,229	6,366
Other assets	823	892

Total assets	$89,790	$102,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,386	$3,380
Accrued liabilities	7,287	10,403
Deferred revenue, current portion	5,678	4,627
Deferred rent, current portion	297	147
Long-term debt, current portion	271	251

Total current liabilities	15,919	18,808
Deferred revenue, net of current portion	6,806	7,135
Deferred rent, net of current portion	1,995	1,317
Long-term debt, net of current portion	31,106	30,675

Total liabilities	55,826	57,935

Commitment and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 19,386 and 18,272 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in-capital	238,159	221,724
Accumulated other comprehensive loss	(29)	(43)
Accumulated deficit	(204,168)	(176,870)

Total stockholders’ equity	33,964	44,813

Total liabilities and stockholders’ equity	$89,790	$102,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product and service	$12,498	$10,263	$23,330	$19,014
Collaboration	568	618	1,329	618

Total revenue	13,066	10,881	24,659	19,632

Costs and expenses:
Cost of product and service revenue	5,871	4,860	11,211	9,185
Research and development	5,798	5,274	11,714	10,006
Selling, general and administrative	12,823	12,880	26,948	23,554

Total costs and expenses	24,492	23,014	49,873	42,745

Loss from operations	(11,426)	(12,133)	(25,214)	(23,113)

Other income (expense):
Interest income	56	75	123	139
Interest expense	(1,001)	(2,015)	(1,985)	(2,551)
Other income (expense)	(33)	(15)	(222)	15

Total other income (expense), net	(978)	(1,955)	(2,084)	(2,397)

Net loss	(12,404)	(14,088)	(27,298)	(25,510)

Net loss per share - basic and diluted	$(0.66)	$(0.78)	$(1.47)	$(1.46)

Weighted average shares used in computing basic and diluted net loss per share	18,831	18,069	18,572	17,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(12,404)	$(14,088)	$(27,298)	$(25,510)
Change in unrealized gain (loss) on short-term investments	(11)	(2)	14	(15)

Comprehensive loss	$(12,415)	$(14,090)	$(27,284)	$(25,525)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(27,298)	$(25,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,107	745
Stock-based compensation expense	2,902	2,298
Net amortization of premium on short-term investments	152	(26)
Amortization of debt discount	—	51
Loss on extinguishment of debt	—	581
Interest accrued on long-term notes	—	(348)
Accrued interest converted to principal balance of term loan	538	—
Loss on sale of property and equipment	(2)	—
Gain on sale of investments	—	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(781)	(743)
Inventory	(4,333)	(1,061)
Prepaid expenses and other	(1,091)	(936)
Other assets	69	133
Accounts payable	(989)	(655)
Accrued liabilities	(3,089)	(50)
Deferred revenue	722	5,110
Deferred rent	828	(266)

Net cash used in operating activities	(31,265)	(20,679)

Investing activities
Purchases of property and equipment	(1,564)	(1,236)
Sale of property and equipment	20	—
Decrease in restricted cash	—	59
Proceeds from sale of short-term investments	3,000	2,500
Proceeds from maturity of short-term investments	34,230	11,225
Purchases of short-term investments	(19,150)	(39,400)

Net cash provided by (used in) investing activities	16,536	(26,852)

Financing activities
Borrowings under long-term debt agreements	—	20,000
Deferred costs related to long-term debt agreement	—	(770)
Repayment of long-term debt	(135)	(18,094)
Deferred offering costs	(137)	—
Proceeds from public offering, net	—	57,015
Proceeds from sale of common stock, net	12,518	—
Proceeds from exercise of common stock warrants	—	94
Repurchase of shares related to common stock warrant exercise	—	(94)
Proceeds from issuance of common stock for employee stock purchase plan	664	442
Proceeds from exercise of stock options	352	183

Net cash provided by financing activities	13,262	58,776

Net (decrease) increase in cash and cash equivalents	(1,467)	11,245
Effect of exchange rate changes on cash and cash equivalents	(19)	—
Cash and cash equivalents
Beginning of period	17,223	9,941

End of period	$15,737	$21,186

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

Sales Agreement

On May 11, 2015, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3% of the gross sales price per share sold through them under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either the Company or Cowen upon five days’ notice. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. On May 19, 2015, the Company commenced selling its common stock through the “at the market” equity offering program under the Sales Agreement. During the three months ended June 30, 2015, the Company sold an aggregate of 960,400 shares of the Company’s common stock for total gross proceeds of $13.0 million. The net proceeds from the sale of the shares, after deducting Cowen’s commission and other expenses of the offering, were approximately $12.5 million. As of June 30, 2015, approximately $27.0 million of the Company’s common stock remained available for sale under the “at the market” equity offering program. As of June 30, 2015, the Company’s deferred offering costs balance was $0.1 million.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or for any other period.

Revenue Recognition

The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the customer is fixed or determinable and (4) collectability is reasonably assured. The Company generates the majority of its revenue from the sale of products and services. The Company’s products consist of its proprietary nCounter Analysis Systems and related consumables. Services consist of extended warranties and service fees for assay processing. A delivered product or service is considered to be a separate unit of accounting when it has value to the customer on a stand-alone basis. Products or services have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered product.

Instruments, consumables and in vitro diagnostic kits are considered to be separate units of accounting as they are sold separately and revenue is recognized upon transfer of ownership, which is generally upon shipment. Instrument revenue related to installation and calibration services is recognized when services are rendered by the Company. Such services can also be provided by the Company’s distribution partners and other third parties. For instruments sold solely to run Prosigna assays, training must be provided prior to instrument revenue recognition. Instrument revenue from leased instruments is recognized ratably over the lease term.

Service revenue is recognized when earned, which is generally upon the rendering of the related services. Service agreements and service fees for assay processing are each considered separate units of accounting as they are sold separately. The Company offers service agreements on its nCounter Analysis Systems for periods ranging from 12 to 36 months after the end of the standard 12-month warranty period. Service agreements are generally separately priced. Revenue from service agreements is deferred and recognized in income on a straight-line basis over the service period.

For arrangements with multiple deliverables, the Company allocates the agreement consideration at the inception of the agreement to the deliverables based upon their relative selling prices. To date, selling prices have been established by reference to vendor specific objective evidence based on stand-alone sales transactions for each deliverable. Vendor specific objective evidence is considered to have been established when a substantial majority of individual sales transactions within the previous 12 month period fall within a reasonably narrow range, which the Company has defined to be plus or minus 15% of the mean sales price of actual stand-alone sales transactions. The Company uses its best estimate of selling price for individual deliverables when vendor specific objective evidence or third-party evidence is unavailable. Allocated revenue is only recognized for each deliverable when the revenue recognition criteria have been met.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for the Company for the year ended December 31, 2018. The Company is currently evaluating the guidance to determine the potential impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In June 2014, FASB issued an accounting standards update entitled “ASU 2014-12, Compensation – Stock Compensation.” The standard requires entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard will become effective for the Company for the year beginning January 1, 2016. The Company is currently evaluating the guidance to determine the potential impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In August 2014, FASB issued an accounting standards update entitled “ASU 2014-15, Presentation of Financial Statements – Going Concern.” The standard requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The standard will become effective for the Company beginning January 1, 2016.

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

In April 2015, FASB issued an accounting standards update entitled “ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The standard requires entities to present debt issuance costs on the balance sheets as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense. The standard will become effective for the Company beginning January 1, 2016. The Company is currently evaluating the guidance to determine the potential impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Options to purchase common stock	4,039	3,337	4,039	3,337
Restricted stock units	15	—	15	—
Common stock warrants	572	596	572	596

4.	Concentration of Risks

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

The Company had no customers that individually represented more than 10% of total revenue during the three and six months ended June 30, 2015 and 2014. The Company had one customer that represented more than 10% of total accounts receivable as of June 30, 2015 and one customer that represented more than 10% of total accounts receivable as of December 31, 2014.

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

5.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of security as of June 30, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$35,419	$—	$(29)	$35,390
Asset-backed securities	1,394	—	—	1,394

Total available-for-sale securities	$36,813	$—	$(29)	$36,784

Type of security as of December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government-related debt securities	$4,502	$—	$(4)	$4,498
Corporate debt securities	47,345	2	(40)	47,307
Asset-backed securities	3,198	—	(1)	3,197

Total available-for-sale securities	$55,045	$2	$(45)	$55,002

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

Contractual maturity	June 30, 2015	December 31, 2014
Maturing in one year or less	$32,220	$51,235
Maturing in one to three years	4,564	3,767

Total available-for-sale securities	$36,784	$55,002

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and a continuous unrealized loss position for more than 12 months as of June 30, 2015 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$26,489	$(27)	$3,002	$(2)	$29,491	$(29)

Total	$26,489	$(27)	$4,395	$(2)	$30,884	$(29)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of June 30, 2015 and December 31, 2014 were primarily caused by interest rate increases.

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of June 30, 2015, there were no investments in its portfolio that were other-than-temporarily impaired.

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

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of June 30, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$13,318	$—	$—	$13,318
Short-term investments:
Corporate debt securities	—	35,390	—	35,390
Asset-backed securities	—	1,394	—	1,394

Total	$13,318	$36,784	$—	$50,102

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$13,426	$—	$—	$13,426
Short-term investments:
U.S. government-related debt securities	—	4,498	—	4,498
Corporate debt securities	—	47,307	—	47,307
Asset-backed securities	—	3,197	—	3,197

Total	$13,426	$55,002	$—	$68,428

7.	Inventory

Inventory consisted of the following as of the date indicated (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$2,989	$1,299
Work in process	2,654	2,157
Finished goods	3,767	1,988

	$9,410	$5,444

8.	Reserve for Product Warranties

The Company generally provides a one-year warranty on its nCounter Analysis Systems and establishes an accrual based on historical product repair rates and actual warranty costs incurred. Warranty expense is recorded as a component of cost of product and service revenue in the condensed consolidated statements of operations.

The following information reconciles changes in the Company’s warranty reserve and related costs (in thousands):

Warranty reserve, December 31, 2014	$503
Cost of warranty claims	(90)
Warranty accrual	60

Warranty reserve, March 31, 2015	473
Cost of warranty claims	(24)
Warranty accrual	67

Warranty reserve, June 30, 2015	$516

9.	Long-term Debt and Obligations

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

In October 2014, the Company borrowed an additional $10.0 million under the term loan agreement. The original agreement allowed the Company to borrow up to an additional $15.0 million under the agreement no later than May 2015. On April 16, 2015, the Company was granted an extension of six months, to November 2015, to borrow the additional $15.0 million under the agreement, subject to a revenue requirement. All borrowings under the term loan agreement accrue interest at 12.5% annually, payable quarterly, of which 3.5% can be deferred during the first four years of the term at the Company’s option and paid together with the principal. During 2014, the Company exercised its option to defer payment of the 3.5% accrued interest and is required to pay only the remaining 9% in cash interest for the first five years of the term. Principal payments are due in four equal installments during the sixth year of the term. The Company has the option to prepay the term loans, in whole or in part, at any time subject to payment of a redemption fee of up to 4%, which declines over the term. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes liquidity and revenue-based financial covenants. The Company must satisfy certain minimum annual revenue requirements, specifically $55.0 million for 2015 with annual increases of $15.0 million for each fiscal year thereafter. If the Company’s actual revenues are below the minimum annual revenue requirement for any given year, the Company may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenues and the minimum revenue requirement. The Company was in compliance with its covenants as of June 30, 2015. The Company’s obligations under the term loan agreement are collateralized by substantially all of its assets.

Borrowings, including current portion, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Term loans payable	$30,958	$30,420
Capital leases	419	506

	31,377	30,926
Less: Current portion	(271)	(251)

Non-current portion	$31,106	$30,675

Scheduled future principal payments under outstanding debt obligations were as follows at June 30, 2015 (in thousands):

2015	$135
2016	226
2017	58
2018	—
2019	23,219
Thereafter	7,739

$31,377

10.	Collaboration Agreements

The Company uses a proportional performance model to recognize collaboration revenue over the Company’s performance period for the related collaboration agreement. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. All amounts received or due are classified as collaboration revenue as they are earned.

Celgene Corporation

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

For the three and six months ended June 30, 2015 and 2014, the Company recognized collaboration revenue related to the Celgene agreement of $0.3 million, $1.0 million, $0.6 million and $0.6 million, respectively. At June 30, 2015, the Company had recorded $7.8 million of deferred revenue related to the Celgene collaboration, of which $1.7 million is estimated to be recognized as revenue within one year.

Merck & Co., Inc.

On May 27, 2015, the Company entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), to develop an assay that will optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. The Company will receive up to $4.0 million in payments and the agreement is expected to be completed within one year. If successful, Merck and the Company intend to negotiate in good faith a separate agreement that would govern and fund the development and commercialization of any companion diagnostic assay resulting from the first phase of the collaboration.

The Company recognized collaboration revenue of $0.2 million related to the Merck agreement for the three and six months ended June 30, 2015 and none for 2014. As of June 30, 2015, the Company was owed $2.1 million by Merck, which includes a $2.0 million upfront payment that was received in July 2015.

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

The Company operates as a single reportable segment and primarily enables customers to perform both research and clinical testing on its nCounter Analysis Systems. The Company has one sales force that sells these systems to both research and clinical testing labs, and has launched its first product, nCounter Elements reagents, that can be used for both research and diagnostic testing. In addition, the Company’s Prosigna Breast Cancer Assay is marketed to clinical laboratories. The Company has also entered into collaboration agreements with Celgene and Merck.

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

Americas consists of the United States, Canada, Mexico and South America; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia and Australia. Total revenue by geography was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Americas	$8,133	$7,387	$15,656	$13,376
Europe & Middle East	3,012	2,130	5,955	3,893
Asia Pacific	1,921	1,364	3,048	2,363

Total revenue	$13,066	$10,881	$24,659	$19,632

Total revenue in the United States was $7.7 million, $6.9 million, $14.9 million and $12.2 million for the three and six month periods ended June 30, 2015 and 2014, respectively.

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

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis Systems directly profile hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market instruments and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of June 30, 2015, we have an installed base of over 300 systems, which our customers have used to publish over 800 peer-reviewed papers. As researchers using our systems discover how genomic and proteomic information can be used to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In March 2014, we entered into our first companion diagnostic collaboration to develop an in vitro diagnostic test for a type of lymphoma, to be used to identify which patients are most likely to respond to a particular drug therapy.

We derive a substantial majority of our revenue from the sale of our products to life science researchers, which consist of our nCounter instruments and related proprietary consumables, which we call CodeSets, nCounter Elements reagents and Master Kits. After buying an nCounter Analysis System, research customers purchase consumables from us for use in their experiments. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of our instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. We also derive revenue from processing fees related to proof-of-principle studies we conduct for potential customers and extended service contracts for our nCounter Analysis Systems. Additionally, we generate revenue through development collaborations.

We use third-party contract manufacturers to produce the instruments comprising our nCounter Analysis Systems. We manufacture consumables at our Seattle, Washington facility. This operating model is designed to be capital efficient and to scale efficiently as our product volumes grow. We focus a substantial portion of our resources on developing new technologies, products and solutions. We sell our products through our own sales force in the United States, Canada, Singapore, Israel and certain European countries. We sell through distributors in other parts of the world.

Our total revenue has increased to $24.7 million for the six months ended June 30, 2015 from $19.6 million for the first six months of 2014. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $27.3 million and $25.5 million for the six months ended June 30, 2015 and 2014, respectively, and as of June 30, 2015 our accumulated deficit was $204.2 million.

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

On May 27, 2015, we entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, to develop an assay that will optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s product, KEYTRUDA, in multiple tumor types. We will receive up to $4.0 million in payments and the agreement is expected to be completed within one year. We recognized $0.2 million in collaboration revenue for the three and six months ended June 30, 2015 and received an upfront payment of $2.0 million on July 9, 2015. We recognized the related revenue according to the proportional performance model. If the results of this collaboration are successful, we intend to negotiate with Merck a separate agreement that would govern and fund the development and commercialization of any companion diagnostic assay resulting from this collaboration.

On May 19, 2015, we commenced selling our common stock through the “at the market” equity offering program under our sales agreement with Cowen and Company, LLC, or Cowen. During the three months ended June 30, 2015, we sold an aggregate of 960,400 shares of our common stock for total gross proceeds of $13.0 million. The net proceeds from the sale of the shares, after deducting Cowen’s commission and other expenses of the offering, were approximately $12.5 million. As of June 30, 2015, approximately $27.0 million of our common stock remained available for sale under the “at the market” equity offering program.

On July 15, 2015, we announced the expansion of our nCounter Analysis System product portfolio with the commercial launch of the nCounter SPRINT Profiler. It provides the same chemistry as the Company’s previous nCounter Analysis Systems, but with a smaller footprint, lower sample throughput and a lower price, which we believe will make the new system appealing to individual researchers. The new system integrates sample prep and analysis into a single instrument, minimizing manual steps, while further streamlining the overall workflow. The nCounter SPRINT Profiler cannot be used to run Prosigna tests. Together with the nCounter MAX System (previously known as the research use only system) and the nCounter Dx FLEX Analysis System, this brings the expanded and segmented instrument line to three systems.

Results of Operations

Revenue

Our product revenue consists of sales of our nCounter Analysis Systems and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with extended service agreements and conducting proof-of-principle studies. Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis Systems and purchase related consumables. Collaboration revenue is derived primarily from our collaborations with Celgene and Merck.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Americas	$8,133	$7,387	10%	$15,656	$13,376	17%
Europe & Middle East	3,012	2,130	41	5,955	3,893	53
Asia Pacific	1,921	1,364	41	3,048	2,363	29

Total	$13,066	$10,881	20	$24,659	$19,632	26

The composition of revenue was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Product revenue:
Instruments	$4,401	$3,765	17%	$8,770	$7,213	22%
Consumables	6,844	5,857	17	12,347	10,643	16
In vitro diagnostic kits	592	181	227	973	242	302

Total product revenue	11,837	9,803	21	22,090	18,098	22
Service revenue	661	460	44	1,240	916	35

Total product and service revenue	12,498	10,263	22	23,330	19,014	23
Collaboration revenue	568	618	(8)	1,329	618	115

Total revenue	$13,066	$10,881	20	$24,659	$19,632	26

Instruments revenue growth was due to an increase in the number of instruments sold. The increase in consumables revenue for both the three and six month periods was driven by growth in our installed base of instruments, which was partially offset by quarter-to-quarter variability in customer ordering patterns and changes in foreign exchange rates. Additionally, for the six months ended June 30, 2015, the growth was partially offset by reduced sales in the Northeast United States due to severe weather. Revenue from in vitro diagnostic kits for the three and six months ended June 30, 2015 increased significantly as sales of Prosigna kits continued to grow as more laboratories have gradually adopted the test since we launched the product in late 2013. The increase in service revenue for both the three and six month periods was primarily related to an increase in the number of instruments covered by service agreements. The increase in collaboration revenue for the six month period ended June 30, 2015 was primarily due to our collaboration with Celgene, not beginning until the second quarter of 2014.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Cost of product and service revenue	$5,871	$4,860	21%	$11,211	$9,185	22%

Product and service gross profit	$6,627	$5,403	23	$12,119	$9,829	23

Product and service gross margin	53%	53%		52%	52%

The increase in cost of product and service revenue for three and six months ended June 30, 2015 was related to the increased volume of products and services sold. The product and service gross margins did not change for the three and six months ended June 30, 2015 as compared to the same periods in 2014. Costs related to collaboration revenue are included in research and development expense.

Research and Development Expense

Research and development expenses consist primarily of salaries and benefits, occupancy, laboratory supplies, engineering services, consulting fees, costs associated with licensing molecular diagnostics rights and clinical study expenses (including the cost of tissue samples) to support the regulatory approval or clearance of diagnostic products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products and applications. We believe that our continued investment in research and development is essential to our long-term competitive position and expect these expenses to continue to increase in future periods.

Given the relatively small size of our research and development staff and the limited number of active projects at any given time, we have found that, to date, it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, we do not require employees to report their time by project, nor do we allocate our research and development costs to individual projects, other than for collaborations. Research and development expense by functional area was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Core nCounter platform technology	$1,761	$1,685	5%	$3,398	$3,513	(3)%
Manufacturing process development	445	555	(20)	892	1,044	(15)
Life sciences products and applications	1,228	942	30	2,404	1,803	33
Diagnostic product development	627	917	(32)	1,658	1,289	29
Clinical, regulatory and medical affairs	1,168	821	42	2,300	1,630	41
Facility allocation	569	354	61	1,062	727	46

Total	$5,798	$5,274	10	$11,714	$10,006	17

The increase in research and development expense for both periods was primarily attributable to personnel related expenses in support of the advancement of our nCounter technology and the development of new life sciences products; increased medical affairs personnel and activities; and increased facility costs. Additionally, in the six month period, increased diagnostic product development, including the Celgene collaboration, contributed to the increase. These increases were partially offset by the reduction in engineering costs related to the development of our next generation nCounter system.

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

Selling, general and administrative expense was as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$12,823	$12,880	—%	$26,948	$23,554	14%

The increase in selling, general and administration expense for the six months ended June 30, 2015 was primarily attributable to an increase in staffing and personnel-related costs, including severance costs, for sales and marketing and administration and increased facility-related expenses due to an increase in leased office space. Costs were unchanged for the three month period ended June 30, 2015, as compared with the prior period, reflecting similar trends in administration and facility costs as for the six month period, offset by cost savings realized from combining our two sales teams.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Interest income	$56	$75	(25)%	$123	$139	(12)%
Interest expense	(1,001)	(2,015)	(50)	(1,985)	(2,551)	(22)
Other income (expense)	(33)	(15)	120	(222)	15	(1,580)

Total other income (expense), net	$(978)	$(1,955)	(50)	$(2,084)	$(2,397)	(13)

The decrease in interest expense for both periods presented was primarily related to the costs incurred in April 2014 to pay off our former credit facility. The decrease in interest expense was partially offset due to an increase in outstanding long-term debt borrowings, from $20.0 million as of June 30, 2014 to $31.0 million as of June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had cash, cash equivalents and short-term investments totaling $52.5 million. We believe our existing cash, cash equivalents and short-term investments, together with additional funding available to us under our existing term loan agreement, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; the nature and timing of any additional companion diagnostic development collaborations we may establish; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. For example, in May 2015 we issued 960,400 shares of common stock under our sales agreement with Cowen for total gross proceeds of $13.0 million. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

Sources and Uses of Funds

Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings and collaborations, and we expect to continue to require cash to fund our operations for at least the next several years.

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

In October 2014, we borrowed an additional $10.0 million under the term loan agreement. The original agreement allowed us to borrow up to an additional $15.0 million under the agreement no later than May 2015. On April 16, 2015, we were granted an extension of six months, to November 2015, to borrow the additional $15.0 million under the agreement, subject to a revenue requirement. All borrowings under the term loan agreement accrue interest at 12.5% annually, payable quarterly, of which 3.5% can be deferred during the first four years of the term at our option and paid together with the principal. During 2014, we exercised our option to defer payment of the 3.5% accrued interest and are required to pay only interest for the first five years of the term. Principal payments are due in four equal installments during the sixth year of the term. We have the option to prepay the term loans, in whole or in part, at any time subject to payment of a redemption fee of up to 4%, which declines over the term. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes liquidity and revenue-based financial covenants. We must satisfy certain minimum annual revenue requirements, specifically $55.0 million for 2015 with annual increases of $15.0 million for each fiscal year thereafter. If our actual revenues are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. We were in compliance with our covenants as of June 30, 2015. Our obligations under the term loan agreement are collateralized by substantially all of our assets.

On May 11, 2015, we entered into a Sales Agreement with Cowen to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3% of the gross sales price per share sold through them under the sales agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either party upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. On May 19, 2015, we commenced selling our common stock through the “at the market” equity offering program and during the three months ended June 30, 2015, we sold an aggregate of 960,400 shares of our common stock for total gross proceeds of $13.0 million. The net proceeds from the sale of the shares, after deducting Cowen’s commission and other expenses of the offering, were approximately $12.5 million. As of June 30, 2015, approximately $27.0 million of our common stock remained available for sale under the “at the market” equity offering program. As of June 30, 2015, our deferred offering costs balance was $0.1 million.

Our principal uses of cash are funding our operations, satisfaction of our obligations under our debt instruments, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing research business and in developing Prosigna and preparing it for commercialization. As a result, our cash used in operating activities has increased. Our operating cash requirements may increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems among research customers and clinical laboratories, (2) commercialize, and conduct studies to expand the clinical utility of, Prosigna and (3) develop new applications, chemistry and instruments for our nCounter platform, and we cannot be certain our revenues will grow sufficiently to offset our operating expense increases.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash used in operating activities	$(31,265)	$(20,679)
Cash provided by (used in) investing activities	16,536	(26,852)
Cash provided by financing activities	13,262	58,776

Operating Cash Flows

We derive operating cash flows from cash collected from the sale of our products and services and from collaborations. These cash flows received are outweighed by our use of cash for operating expenses to support the growth of our business. As a result, we have historically experienced negative cash flows from operating activities as we have expanded our business in the United States and other markets and this will likely continue for the foreseeable future.

Net cash used in operating activities for the six months ended June 30, 2015 consisted of our net loss of $27.3 million and $8.7 million of cash used for working capital purposes. These uses were partially offset by $4.7 million of net non-cash items, such as depreciation and amortization, amortization of premium on short-term investments, accrued interest converted to principal balance of term loan and stock-based compensation.

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

Investing Cash Flows

Our most significant investing activities for the six months ended June 30, 2015 and 2014 were related to the purchase and sale of short-term investments. Because we manage our cash balances and usage based on the total of our cash, cash equivalents and short-term investments, we do not consider cash flows solely related to our short-term investments to be important to an understanding of our liquidity and capital resources.

In the six months ended June 30, 2015 and 2014, we purchased $1.6 million and $1.2 million, respectively, of property and equipment required to support the growth and expansion of our operations.

Financing Cash Flows

Historically, we have funded our operations through the issuance of equity securities and the incurrence of indebtedness.

Net cash provided by financing activities for the six months ended June 30, 2015 consisted of net proceeds of $12.5 million from the sale of our common stock through our Sales Agreement with Cowen, Employee Stock Purchase Plan proceeds of $0.7 million, and $0.4 million of proceeds from the exercise of stock options. These proceeds were partially offset by the repayment of capital lease obligations of $0.1 million and deferred offering costs of $0.1 million.

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

There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the six months ended June 30, 2015 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 13, 2015.

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for us for the year ended December 31, 2018. We are currently evaluating the guidance to determine the potential impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

In August 2014, FASB issued an accounting standards update entitled “ASU 2014-15, Presentation of Financial Statements – Going Concern.” The standard requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The standard will become effective for us beginning January 1, 2016.

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

In April 2015, FASB issued an accounting standards update entitled “ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The standard requires entities to present debt issuance costs on the balance sheets as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense. The standard will become effective for us beginning January 1, 2016. We are currently evaluating the guidance to determine the potential impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on July 1, 2015 and sustained throughout the period ended June 30, 2016, would not be material.

As of June 30, 2015, the principal outstanding under our term borrowings was $31.0 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $27.3 million and $25.5 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $204.2 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenues and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

Our financial results may vary significantly from quarter to quarter which may adversely affect our stock price.

Investors should consider our business and prospects in light of the risks and difficulties we expect to encounter in the new, uncertain and rapidly evolving markets in which we compete. Because these markets are new and evolving, predicting their future growth and size is difficult. We expect that our visibility into future sales of our products, including volumes, prices and product mix between instruments and consumables, and revenue from licensing agreements, including the amount and timing of payments pursuant to collaboration agreements, such as our agreement with Celgene Corporation, will continue to be limited and could result in unexpected fluctuations in our quarterly and annual operating results.

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

We have experienced significant revenue growth in a short period of time. We may not achieve similar growth rates in future periods. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, commercialization of the Prosigna Breast Cancer Assay, or Prosigna, in Europe and the United States and development and commercialization of this test and other diagnostic products worldwide are key elements of our growth strategy and have required us to hire and retain additional sales and marketing, regulatory, manufacturing and quality assurance personnel. If we do not successfully generate demand for our diagnostic products or manage our anticipated expenses accordingly, our operating results will be harmed.

If Prosigna fails to achieve and sustain sufficient market acceptance, we will not generate expected revenue, and our prospects may be harmed.

Commercialization of Prosigna in Europe, the United States and the other jurisdictions in which we intend to pursue regulatory approval or clearance is a key element of our strategy. Currently, most oncologists seeking sophisticated gene expression analysis for diagnosing and profiling breast cancer in their patients, ship tissue samples to a limited number of centralized laboratories typically located in the United States. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to pay for, Prosigna if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors, and patients that Prosigna provides equivalent or better prognostic information than those centralized laboratories. For example, in the third quarter of 2014, we were notified by the Blue Cross Blue Shield Technology Evaluation Center that Prosigna does not currently meet its criteria for inclusion for reimbursement. In February 2015, Cigna decided that it would not reimburse for Prosigna, and other private payers have adopted similar policies. Although we have made progress with certain Medicare payers, such as the MolDX organization within Palmetto GBA, which has issued a positive draft local coverage determination, others have initially declined to cover Prosigna. In addition, our diagnostic tests are performed by pathologists in local laboratories, rather than by a vendor in a remote centralized laboratory, which requires us to educate pathologists regarding the benefits of this business model and oncologists regarding the reliability and consistency of results generated locally. Also, we intend to offer Prosigna in other countries outside of the United States, where genomic testing for breast cancer is not widely available and the market for such tests is new. The future growth of the market for genomic breast cancer testing will depend on physicians’ acceptance of such testing and the availability of reimbursement for such tests.

These hurdles may make it difficult to convince health care providers that tests using our technologies are appropriate options for cancer diagnostics, may be equivalent or superior to available tests, and may be at least as cost effective as alternative technologies. Furthermore, we may encounter significant difficulty in gaining inclusion in breast cancer treatment guidelines, obtaining patient reimbursement from public and private payors, and gaining broad market acceptance of Prosigna. In July 2015, the National Comprehensive Cancer Network, or NCCN, issued a complete revision to the breast cancer treatment guidelines in which it acknowledged Prosigna as being validated for prediction of prognosis. However, these updated guidelines also express a preference for a competing test which was validated for both prognosis and prediction. If we fail to successfully commercialize Prosigna, we may never receive a return on the significant investments in sales and marketing, regulatory, manufacturing and quality assurance personnel we have made, and further investments we intend to make, which would adversely affect our growth prospects, operating results and financial condition.

Our future success is dependent upon our ability to expand our customer base and introduce new applications.

Our current customer base is primarily composed of academic institutions, government laboratories and biopharmaceutical companies that perform analyses using our nCounter Analysis Systems for research use only. In 2013, with the introduction of our first diagnostic products, we began selling into the clinical laboratory market. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications, our lower cost instrument that we believe will be attractive to more researchers, and new diagnostic products after obtaining regulatory authorization. For example, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining prognostic information that can help inform treatment decisions and that our nCounter Analysis Systems could enable an equivalent or superior approach that lessens reliance on centralized laboratories. Furthermore, we expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Attracting new customers and introducing new applications requires substantial time and expense. Any failure to expand our existing customer base, or launch new applications, would adversely affect our ability to improve our operating results.

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

Our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis. Furthermore, we place instruments under reagent rental agreements, wherein a customer does not purchase an instrument upfront but instead pays a rental fee associated with each purchase of reagents. An increase in instruments placed under these reagent rental agreements may reduce the number of instruments we would otherwise sell in any period. In addition, any failure to meet customer expectations could result in customers choosing to retain their existing systems or to purchase systems other than ours.

Our reliance on distributors for sales of our products outside of the United States, and on clinical laboratories for delivery of Prosigna testing services, could limit or prevent us from selling our products and impact our revenue.

We have established exclusive distribution agreements for our nCounter Analysis Systems and related consumable products within parts of Europe, the Middle East, Africa, Asia Pacific and South America. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth.

Similarly, we have entered into agreements with clinical laboratories in the United States, Canada, Europe, Australia, and Israel to provide Prosigna testing services. We do not provide testing services directly and, thus, we are reliant on these clinical laboratories to actively promote and sell Prosigna testing services. These clinical laboratories may take longer than anticipated to begin offering Prosigna testing services and may not commit the necessary resources to market and sell Prosigna testing services to the level of our expectations. Furthermore, we intend to contract with additional clinical laboratories to offer Prosigna testing services and we may be unsuccessful in attracting and contracting with new clinical laboratory providers. If current or future Prosigna testing service providers do not perform adequately, or we are unable to enter into contracts with additional clinical laboratories to provide Prosigna testing services, we may not be successful selling Prosigna and our future revenue prospects may be adversely affected.

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

In March 2014, we entered into our first companion diagnostic collaboration with Celgene Corporation to develop an in vitro diagnostic assay to be used for subtyping certain lymphoma patients and we intend to enter into additional similar collaborations over time. In May 2015, we entered into a clinical research collaboration agreement with Merck to develop an assay that could become the subject of an additional companion diagnostic collaboration. The success of the development programs for such assays will be dependent on the success of the related drug trials conducted by our collaborators. There is no guarantee that those clinical trials will be successful and, as a result, we may expend considerable time and resources developing in vitro diagnostic assays that cannot gain regulatory approval. Although we expect such collaborations to provide funding to cover our costs of development, failure of these clinical trials would reduce our prospects for introducing new diagnostic products and would adversely impact our growth prospects and future operating results.

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

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. For example, in May 2015 we issued 960,400 shares of our common stock under a sales agreement with Cowen and Company, LLC, or Cowen, for total gross proceeds of $13.0 million. We have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. As of June 30, 2015, approximately $27.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Affymetrix, Agilent Technologies, Bio-Rad, Exiqon, Fluidigm, HTG Molecular Diagnostics, Illumina, Life Technologies (acquired by Thermo Fisher Scientific), Luminex, Perkin Elmer, Qiagen and Roche Applied Science. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, including companies such as RainDance Technologies and WaferGen Biosystems.

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

The development of new products typically requires new scientific discoveries or advancements and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. For example, in April 2015 we introduced a new application for our technology on a limited basis that enables the simultaneous measurement of gene and protein expression. We are working with a small number of customers participating in an early access program to test the new application and verify its performance and reliability before we introduce it more broadly to our customer base. If we do not achieve the required technical specifications, successfully manage new product development processes, or development work is not performed according to schedule, then such new technologies or products may be adversely impacted and our business and operating results may be harmed.

Additionally, we must carefully manage the introduction of new products. For example, in July 2015 we commercially launched a new version of our nCounter Analysis System that is smaller and less expensive than the previous version. If customers believe that such products, including the new version of our nCounter system, will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. Furthermore, if customers conclude that such new products offer better value as compared to our existing products, we may suffer from reduced sales of our existing products and our overall revenues may decline. We may also have excess or obsolete inventory of older products as we transition to new products and our experience in managing product transitions is very limited. If we do not effectively manage the transitions to new product offerings, our revenues, results of operations and business will be adversely affected.

New market opportunities may not develop as quickly as we expect, limiting our ability to successfully market and sell our products.

The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in July 2013, we launched nCounter Elements, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us. The future growth of the market for this product depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods of genomic analysis. Also, in 2015 we commercially launched a new version of our nCounter Analysis system for research and we plan to broadly launch a new research application that enables customers to simultaneously measure gene and protein expression using our technology, which application is currently available to a small number of our customers participating in an early access program. If the markets for our new products do not develop as we expect, our business may be adversely affected. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed.

If we are unable to obtain additional regulatory clearances or approvals to market Prosigna in additional countries or if regulatory limitations are placed on our diagnostic products, our business and growth will be harmed. In addition, if we do not obtain additional regulatory clearances or approvals necessary to market products other than Prosigna for diagnostic purposes, we will be limited to marketing such products for research use only.

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

We rely on Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station and Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer. We have contracted with Paramit Corporation of Morgan Hill, California, to build our new smaller, lower cost nCounter system. Each of these contract manufacturers are sole suppliers. Since our contracts with these instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.

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

In addition, the introduction of new products may require the development of new manufacturing processes and procedures. For example, our new application for the simultaneous measurement of gene and protein expression involves a new process for attaching antibodies to our molecular barcodes. While all of our codesets are produced using the same basic processes, significant variations may be required to meet product specifications. Developing new processes can be very time consuming, and any unexpected difficulty in doing so could delay the introduction of a product.

If our Seattle facilities become unavailable or inoperable, we will be unable to continue our research and development, manufacturing our consumables or processing sales orders, and our business will be harmed.

We manufacture our consumable products in our headquarters facilities in Seattle, Washington. In addition, Seattle is the center for research and development, order processing, receipt of our prep station and digital analyzer manufactured by third-party contract manufacturers and shipping products to customers. Our facilities and the equipment we use to manufacture our consumable products would be costly, and would require substantial lead time, to repair or replace. Seattle is situated near active earthquake fault lines. These facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes and power outages, which may render it difficult or impossible for us to produce our products for some period of time. The inability to manufacture consumables or to ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is limited, may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

We expect to generate a substantial portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.

For the six months ended June 30, 2015 and 2014, approximately 38% and 32%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

In the United States, most of our products are currently labeled and sold for research use only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for use in clinical practice in diagnostics, and the products cannot include clinical or diagnostic claims, they are not subject to regulation by the Food and Drug Administration, or FDA, as medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post- market controls for medical devices. In November 2013, the FDA issued a final guidance on RUO products, which, among other things, reaffirmed that a company may not make clinical or diagnostic claims about an RUO product. Although not suggested in the final RUO guidance, if in the future the FDA modifies its approach to regulating our products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.

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

Successful commercialization of our diagnostic products depends, in large part, on the availability of adequate reimbursement for testing services that our diagnostic products enable from government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party reimbursement for the use of tests that incorporate new technology, such as Prosigna. For example, in June 2014, the Blue Cross and Blue Shield, or BCBS, Association Technology Evaluation Center affirmed their position that Prosigna should be considered investigational. Subsequently, several BCBS entities updated their coverage policies based on this evaluation. In February 2015, Cigna decided that it would not reimburse for Prosigna, and other private payers have adopted similar policies. By contrast, in August 2014, UnitedHealthcare, the largest private health insurer in the United States, agreed with Laboratory Corporation of America, one of our commercial laboratory customers, to begin paying for Prosigna testing. In addition, we have received confirmations of coverage for Prosigna from California’s Medicaid group, MediCal, and from Providence Health Plan and several other private payers although they have not issued Prosigna-specific policies.

In May 2015, Palmetto GBA, a Medicare Administrative Contractor that assesses molecular diagnostic technologies through its Molecular Diagnostic Services Program, or MolDX, issued a favorable draft local coverage determination for Prosigna. The draft coverage policy was subject to a public comment period that ended on July 24, 2015. When finalized and published, the decision becomes effective after a minimum notification period of 45 days. The coverage policy would apply to the Palmetto jurisdiction, comprising North Carolina, South Carolina, Virginia and West Virginia, but other Medicare jurisdictions participating in the MolDX program may choose to adopt the same policy and other MACs have confirmed coverage but have not issued Prosigna-specific policies. For example, CGS, another MAC whose jurisdiction covers Kentucky and Ohio, issued a draft local coverage determination identical to Palmetto’s with the same public comment period. Despite such positive developments, other Medicare contractors covering other jurisdictions (such as First Coast and Novitas) have initially declined to cover Prosigna.

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

In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. Recently, positive reimbursement decisions for Prosigna have occurred in Germany, certain regions of Spain, and Israel. Despite these positive developments, we continue to expect that it will take several years to establish broad coverage and reimbursement for testing services based on our products with most payors in countries outside of the United States, and our efforts may not be successful.

We continue to pursue positive reimbursement coverage decisions from government insurance plans, managed care organizations and private insurance plans. From time to time, if positive reimbursement coverage decisions are obtained, we intend to publicly announce such decisions. In most cases where coverage is denied by a third-party payer, there will be subsequent opportunities to submit additional information or clinical evidence and have such decision reconsidered. We intend to evaluate the benefit of continued pursuit of a positive reimbursement determination on a case by case basis and in most cases expect to continue to pursue a positive coverage decision with those payors based on additional information or subsequent clinical developments; as a result, we do not intend to publicly announce any denials of coverage or the absence of a coverage determination on a regular basis.

Our nCounter Elements reagents may be used by clinical laboratories to create Laboratory-Developed Tests, which could in the future be the subject of additional FDA regulation as medical devices, which could materially and adversely affect our business and results of operations.

In February 2014, we launched nCounter Elements reagents, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes. nCounter Elements reagents may be used in conjunction with appropriate analyte specific reagents and general purpose reagents to create diagnostic test procedures or test systems.

A clinical laboratory can use nCounter Elements reagents to create what is called a Laboratory Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated, manufactured and performed by a single laboratory and include genetic tests. Historically LDTs have not been subject to FDA regulation. In October 2014, the FDA issued its draft guidance documents for LDTs proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could restrict the demand for our products, including nCounter Elements reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. If the FDA issues final guidance documents for LDTs or limits the acceptability of the raw materials and components used to make LDTs, such regulation could adversely affect our prospects, results of operations and financial condition.

Approval and/or clearance by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies, we are required to obtain either prior 510(k) clearance or prior pre-market approval, or PMA, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1–3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with standard of care. We intend to pursue additional intended uses for Prosigna that may require a PMA approval, which is a more burdensome regulatory process than the 510(k) clearance process. In addition, we are currently collaborating with Celgene on a companion diagnostic. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. Even if granted, a 510(k) clearance or PMA approval for any future product would likely place substantial restrictions on how our device is marketed or sold, and the FDA will continue to place considerable restrictions on our products, including, but not limited to, the Quality System Regulation, or QSR, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, adverse event and medical device reporting requirements, and corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

Certain of our products are regulated as medical devices, including Prosigna, the nCounter Dx Analysis System and nCounter Elements reagents. Accordingly, we are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review, including routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures; requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. We may also be subject to additional FDA post-marketing obligations or requirements by the FDA to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the cleared indication. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets. Adverse Notified Body, EU Competent Authority or FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of June 30, 2015, we owned or exclusively licensed eleven issued U.S. patents and approximately 30 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 144 pending and granted counterpart applications worldwide, including 60 country-specific validations of five European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

Holders of approximately 5.0 million shares (including shares underlying outstanding warrants), or approximately 26%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such future issuance, including any issuances pursuant to our “at the market” equity offering program under our sales agreement with Cowen, could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

We will have broad discretion over the use of the proceeds to us from our “at the market” equity offering program and may apply the proceeds to uses that do not improve our operating results or the value of your securities.

We will have broad discretion to use the net proceeds to us from our “at the market” equity offering program, and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use the net proceeds from our “at the market” equity offering program for general corporate purposes, we have not allocated these net proceeds for specific purposes. Investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. Our use of the proceeds may not improve our operating results or increase the value of the securities offered pursuant to the “at the market” equity offering program.

Our officers and directors, and their respective affiliates, own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers and directors together with their respective affiliates, own approximately 29% of our outstanding common stock as of June 30, 2015. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals in August 2012. The rule requires us to submit forms and reports to the SEC annually to disclose our determinations and due diligence measures. We have filed Form SD for the two years ended December 31, 2014 and included a Conflict Minerals Report as an exhibit to this form. We do not directly purchase any conflict minerals. However, tracing these materials back to their country of origin is a complex task that required us to, among other things, survey suppliers in our supply chain to understand what programs they have in place for tracing the source of minerals supplied to us or used in products supplied to us and to ensure that reasonable due diligence has been performed. However, we have not determined how many, or if any, of our supply chain partners use conflict minerals. Moreover, we may face a limited pool of suppliers who can provide us “conflict-free” components, parts and manufactured products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations, and may be required to disclose that our products are not “conflict free.” This could adversely affect our reputation and may harm relationships with business partners and customers, and our stock price could suffer as a result.

Item 6.	Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Description

10.1	Sales Agreement, dated as of May 11, 2015, between NanoString Technologies, Inc. and Cowen and Company, LLC (incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed on May 12, 2015).

10.2	Amendment No 1 to Term Loan Agreement dated April 16, 2015, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSTRING TECHNOLOGIES, INC.

Date: August 5, 2015	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2015	By:	/s/ James A. Johnson
James A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Sales Agreement, dated as of May 11, 2015, between NanoString Technologies, Inc. and Cowen and Company, LLC. (incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed on May 12, 2015).

10.2	Amendment No 1 to Term Loan Agreement dated April 16, 2015, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.