Form 10-Q
period 2015-09-30
NanoString Technologies Inc
filed 2015-11-03
CIK 1401708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015 there were 19,506,957 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NanoString Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$16,635	$17,223
Short-term investments	28,726	55,002
Accounts receivable, net	12,903	12,436
Inventory	11,699	5,444
Prepaid expenses and other	4,602	5,242

Total current assets	74,565	95,347
Restricted cash	143	143
Deferred offering costs	137	—
Property and equipment, net	7,371	6,366
Other assets	788	892

Total assets	$83,004	$102,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,561	$3,380
Accrued liabilities	7,348	10,403
Deferred revenue, current portion	5,635	4,627
Deferred rent, current portion	202	147
Long-term debt, current portion	259	251

Total current liabilities	16,005	18,808
Deferred revenue, net of current portion	6,214	7,135
Deferred rent, net of current portion	2,273	1,317
Long-term debt, net of current portion	31,326	30,675

Total liabilities	55,818	57,935

Commitment and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 19,506 and 18,272 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in-capital	240,823	221,724
Accumulated other comprehensive loss	(4)	(43)
Accumulated deficit	(213,635)	(176,870)

Total stockholders’ equity	27,186	44,813

Total liabilities and stockholders’ equity	$83,004	$102,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue:
Product and service	$13,910	$11,264	$37,240	$30,278
Collaboration	1,783	1,079	3,112	1,697

Total revenue	15,693	12,343	40,352	31,975

Costs and expenses:
Cost of product and service revenue	6,289	5,271	17,500	14,456
Research and development	5,812	5,961	17,526	15,967
Selling, general and administrative	12,036	12,515	38,984	36,069

Total costs and expenses	24,137	23,747	74,010	66,492

Loss from operations	(8,444)	(11,404)	(33,658)	(34,517)

Other income (expense):
Interest income	58	65	181	204
Interest expense	(1,022)	(697)	(3,007)	(3,248)
Other expense, net	(59)	(112)	(281)	(97)

Total other income (expense), net	(1,023)	(744)	(3,107)	(3,141)

Net loss	(9,467)	(12,148)	(36,765)	(37,658)

Net loss per share - basic and diluted	$(0.49)	$(0.67)	$(1.95)	$(2.13)

Weighted average shares used in computing basic and diluted net loss per share	19,431	18,134	18,862	17,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(9,467)	$(12,148)	$(36,765)	$(37,658)
Change in unrealized gain (loss) on short-term investments	25	(28)	39	(43)

Comprehensive loss	$(9,442)	$(12,176)	$(36,726)	$(37,701)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(36,765)	$(37,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,420	1,115
Stock-based compensation expense	4,749	3,604
Net amortization of premium on short-term investments	287	127
Amortization of debt discount	—	51
Loss on extinguishment of debt	—	581
Interest accrued on long-term notes	—	(348)
Accrued interest converted to principal balance of term loan	815	179
Loss on sale of property and equipment	2	—
Gain on sale of investments	—	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(467)	(6,935)
Inventory	(6,769)	(1,198)
Prepaid expenses and other	634	(1,218)
Other assets	104	120
Accounts payable	(857)	(1,210)
Accrued liabilities	(3,013)	667
Deferred revenue	87	9,328
Deferred rent	1,011	(382)

Net cash used in operating activities	(38,762)	(33,182)

Investing activities
Purchases of property and equipment	(1,847)	(1,284)
Sale of property and equipment	20	—
Decrease in restricted cash	—	59
Proceeds from sale of short-term investments	3,000	4,500
Proceeds from maturity of short-term investments	46,178	26,675
Purchases of short-term investments	(23,150)	(47,271)

Net cash provided by (used in) investing activities	24,201	(17,321)

Financing activities
Borrowings under long-term debt agreements	—	20,000
Deferred costs related to long-term debt agreement	—	(770)
Repayment of long-term debt	(203)	(18,151)
Deferred offering costs	(137)	—
Proceeds from public offering, net	—	57,015
Proceeds from sale of common stock, net	12,508	—
Proceeds from exercise of common stock warrants	—	230
Repurchase of shares related to common stock warrant exercise	—	(94)
Proceeds from issuance of common stock for employee stock purchase plan	1,296	988
Proceeds from exercise of stock options	546	170

Net cash provided by financing activities	14,010	59,388

Net (decrease) increase in cash and cash equivalents	(551)	8,885
Effect of exchange rate changes on cash and cash equivalents	(37)	—
Cash and cash equivalents
Beginning of period	17,223	9,941

End of period	$16,635	$18,826

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

Sales Agreement

On May 11, 2015, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3% of the gross sales price per share sold through them under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either the Company or Cowen upon five days’ notice. As of September 30, 2015, the Company has sold an aggregate of 960,400 shares of the Company’s common stock for total gross proceeds of $13.0 million. The net proceeds from the sale of the shares, after deducting Cowen’s commission and other expenses of the offering, were approximately $12.5 million. As of September 30, 2015, approximately $27.0 million of the Company’s common stock remained available for sale under the “at the market” equity offering program. As of September 30, 2015, the Company’s deferred offering costs balance was $0.1 million.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an accounting standards update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date.” The amendments in this update defer the effective date of ASU 2014-09 for all entities by one year. The standard will become effective for the Company for the year ended December 31, 2018. The Company is currently evaluating the guidance to determine the potential impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

In July 2015, FASB issued an accounting standards update entitled “ASU 2015-11, Inventory: Simplifying the Measurement of Inventory.” The standard requires entities to measure inventory at the lower of cost and net realizable value. The standard will become effective for the Company beginning January 1, 2017. The Company is currently evaluating the guidance to determine the potential impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

The following shares underlying outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Options to purchase common stock	4,208	3,294	4,025	3,098
Restricted stock units	15	—	15	—
Common stock warrants	572	585	572	601

4.	Concentration of Risks

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

The Company had one customer that individually represented more than 10% of total revenue during the three months ended September 30, 2015 and none during the three months ended September 30, 2014. The Company had no customers that individually represented more than 10% of total revenue during the nine months ended September 30, 2015 and 2014. The Company had no customers that represented more than 10% of total accounts receivable as of September 30, 2015 and one customer that represented more than 10% of total accounts receivable as of December 31, 2014.

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

5.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of security as of September 30, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$28,300	$5	$(9)	$28,296
Asset-backed securities	430	—	—	430

Total available-for-sale securities	$28,730	$5	$(9)	$28,726

Type of security as of December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government-related debt securities	$4,502	$—	$(4)	$4,498
Corporate debt securities	47,345	2	(40)	47,307
Asset-backed securities	3,198	—	(1)	3,197

Total available-for-sale securities	$55,045	$2	$(45)	$55,002

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

Contractual maturity	September 30, 2015	December 31, 2014
Maturing in one year or less	$28,726	$51,235
Maturing in one to three years	—	3,767

Total available-for-sale securities	$28,726	$55,002

The following table summarizes investments that have been in a continuous unrealized loss position as of September 30, 2015 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$13,275	$(8)	$2,000	$(1)	$15,275	$(9)

Total	$13,275	$(8)	$2,000	$(1)	$15,275	$(9)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of September 30, 2015 and December 31, 2014 were primarily caused by interest rate increases.

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of September 30, 2015, there were no investments in its portfolio that were other-than-temporarily impaired.

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

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of September 30, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$15,508	$—	$—	$15,508
Short-term investments:
Corporate debt securities	—	28,296	—	28,296
Asset-backed securities	—	430	—	430

Total	$15,508	$28,726	$—	$44,234

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$13,426	$—	$—	$13,426
Short-term investments:
U.S. government-related debt securities	—	4,498	—	4,498
Corporate debt securities	—	47,307	—	47,307
Asset-backed securities	—	3,197	—	3,197

Total	$13,426	$55,002	$—	$68,428

7.	Inventory

Inventory consisted of the following as of the date indicated (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$5,064	$1,299
Work in process	2,704	2,157
Finished goods	3,931	1,988

	$11,699	$5,444

8.	Reserve for Product Warranties

The Company generally provides a one-year warranty on its nCounter Analysis Systems and establishes an accrual based on historical product repair rates and actual warranty costs incurred. Warranty expense is recorded as a component of cost of product and service revenue in the condensed consolidated statements of operations.

The following information reconciles changes in the Company’s warranty reserve and related costs (in thousands):

Warranty reserve, December 31, 2014	$503
Cost of warranty claims and expiry of contracts	(90)
Warranty accrual	60

Warranty reserve, March 31, 2015	473
Cost of warranty claims and expiry of contracts	(24)
Warranty accrual	67

Warranty reserve, June 30, 2015	$516
Cost of warranty claims and expiry of contracts	(318)
Warranty accrual	35

Warranty reserve, September 30, 2015	$233

9.	Long-term Debt and Obligations

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

In October 2014, the Company borrowed an additional $10.0 million under the term loan agreement. The original agreement allowed the Company to borrow up to an additional $15.0 million under the agreement no later than May 2015. On April 16, 2015, the Company was granted an extension of six months, to November 2015, to borrow the additional $15.0 million under the agreement, subject to a revenue requirement. All borrowings under the term loan agreement accrue interest at 12.5% annually, payable quarterly, of which 3.5% can be deferred during the first four years of the term at the Company’s option and paid together with the principal. During 2014 and 2015, the Company exercised its option to defer payment of the 3.5% accrued interest and has deferred a total of $1.2 million as of September 30, 2015, which will be repaid together with principal. Principal payments are due in four equal installments during the sixth year of the term. The Company has the option to prepay the term loans, in whole or in part, at any time subject to payment of a redemption fee of up to 4%, which declines over the term. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes liquidity and revenue-based financial covenants. The Company must satisfy certain minimum annual revenue requirements, specifically $55.0 million for 2015 with annual increases of $15.0 million for each fiscal year thereafter. If the Company’s actual revenues are below the minimum annual revenue requirement for any given year, the Company may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenues and the minimum revenue requirement. The Company was in compliance with its covenants as of September 30, 2015. The Company’s obligations under the term loan agreement are collateralized by substantially all of its assets.

Borrowings, including current portion, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Term loans payable	$31,234	$30,420
Capital leases	351	506

	31,585	30,926
Less: Current portion	(259)	(251)

Non-current portion	$31,326	$30,675

Scheduled future principal payments under outstanding debt obligations were as follows at September 30, 2015 (in thousands):

2015	$68
2016	226
2017	57
2018	—
2019	23,426
Thereafter	7,808

$31,585

10.	Collaboration Agreements

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

The Company recognized collaboration revenue related to the Celgene agreement of $0.2 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, the Company had recorded $7.6 million of deferred revenue related to the Celgene collaboration, of which $2.1 million is estimated to be recognized as revenue within one year.

Merck & Co., Inc.

In May 2015, the Company entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), to develop an assay that will optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. The Company will receive up to $4.0 million in payments and the agreement is expected to be completed within one year. If successful, Merck and the Company intend to negotiate in good faith a separate agreement that would govern and fund the development and commercialization of any companion diagnostic assay resulting from the first phase of the collaboration.

The Company recognized collaboration revenue of $1.6 million and $1.8 million related to the Merck agreement for the three and nine months ended September 30, 2015, respectively, and none for 2014. As of September 30, 2015, the Company had recorded $1.3 million of deferred revenue related to the Merck collaboration, all of which is estimated to be recognized as revenue within one year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Americas	$10,929	$8,049	$26,584	$21,425
Europe & Middle East	3,400	2,385	9,355	6,278
Asia Pacific	1,364	1,909	4,413	4,272

Total revenue	$15,693	$12,343	$40,352	$31,975

Total revenue in the United States was $9.6 million and $7.0 million for the three months ended September 30, 2015 and 2014, respectively, and $24.5 million and $19.2 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.

13.	Subsequent Events

On October 30, 2015, the term loan agreement was amended such that the Company may borrow up to $60.0 million, or up to an aggregate of approximately $70.0 million if the Company elects to exercise in full an option to defer payment of a portion of the interest that accrues on borrowings under the term loan agreement. In addition to the $30.0 million borrowed to date, the Company has committed to borrow an additional $10.0 million no later than December 31, 2015 and an additional $5.0 million no later than June 30, 2016, which will bring total borrowings under the term loan agreement to $45.0 million. In addition, the Company has the option to borrow up to an additional $15.0 million under the agreement no later than December 31, 2016. The amendment extended by two years the term of the agreement, the period during which only interest is payable, and the period during which the company may defer payment of a portion of the interest otherwise payable. Also, the amendment reduces the interest rate from 12.5% to 12.0%, of which 3.0% may be deferred during the first six years at the Company’s option and be repaid together with principal. In consideration of these changes, the Company agreed to pay a fee equal to 2% of the total amount borrowed under the term loan agreement at the time the principal is repaid. All other provisions of the agreement remain unchanged.

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

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis Systems directly profile hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market instruments and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of September 30, 2015, we have an installed base of over 320 systems, which our customers have used to publish over 900 peer-reviewed papers. As researchers using our systems discover how genomic and proteomic information can be used to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In March 2014, we entered into our first companion diagnostic collaboration to develop an in vitro diagnostic test for a type of lymphoma, to be used to identify which patients are most likely to respond to a particular drug therapy.

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

Our total revenue has increased to $40.4 million for the nine months ended September 30, 2015 from $32.0 million for the first nine months of 2014. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $36.8 million and $37.7 million for the nine months ended September 30, 2015 and 2014, respectively, and as of September 30, 2015 our accumulated deficit was $213.6 million.

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

In May 2015, we entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, to develop an assay that will optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s product, KEYTRUDA, in multiple tumor types. We will receive up to $4.0 million in payments and the agreement is expected to be completed within one year. During the nine months ended September 30, 2015, we received an upfront payment of $2.0 million and development related payments totaling $1.0 million. We recognized the related revenue according to the proportional performance model. If the results of this collaboration are successful, we intend to negotiate with Merck a separate agreement that would govern and fund the development and commercialization of any companion diagnostic assay resulting from this collaboration.

In May 2015, we entered into our sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell up to $40.0 million of common stock through an “at-the-market” equity offering program. As of September 30, 2015, we have sold an aggregate of 960,400 shares of our common stock for total gross proceeds of $13.0 million. The net proceeds from the sale of the shares, after deducting Cowen’s commission and other expenses of the offering, were approximately $12.5 million. As of September 30, 2015, approximately $27.0 million of our common stock remained available for sale under the “at the market” equity offering program.

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

The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Americas consists of the United States, Canada, Mexico and South America; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia and Australia. Revenues for the three months ended September 30, 2015 declined in the Asia Pacific region due to reduced instrument sales volume which is believed to be temporary.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)

Americas	$10,929	$8,049	36%	$26,584	$21,425	24%
Europe & Middle East	3,400	2,385	43	9,355	6,278	49
Asia Pacific	1,364	1,909	(29)	4,413	4,272	3

Total	$15,693	$12,343	27	$40,352	$31,975	26

The composition of revenue was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)

Product revenue:
Instruments	$4,256	$4,528	(6)%	$13,026	$11,741	11%
Consumables	8,352	5,978	40	20,699	16,621	25
In vitro diagnostic kits	662	270	145	1,635	512	219

Total product revenue	13,270	10,776	23	35,360	28,874	22
Service revenue	640	488	31	1,880	1,404	34

Total product and service revenue	13,910	11,264	23	37,240	30,278	23
Collaboration revenue	1,783	1,079	65	3,112	1,697	83

Total revenue	$15,693	$12,343	27	$40,352	$31,975	26

Instrument unit sales were relatively constant for the three months ended September 30, 2015 as compared to the same period in 2014, with a slight reduction in instrument revenue due to the lower average sales price of the new nCounter SPRINT Profiler system. For the nine-month period ended September 30, 2015, instrument revenue increased due to higher year-over-year unit sales volume. The increase in consumables revenue for both the three and nine month periods ended September 30, 2015 was driven by growth in our installed base of instruments, which was partially offset by variability in customer ordering patterns and changes in foreign exchange rates. Additionally, for the nine months ended September 30, 2015, the growth was partially offset by reduced sales in the Northeast United States due to severe weather during the first three months of the year. Revenue from in vitro diagnostic kits for the three and nine months ended September 30, 2015 increased significantly as sales of Prosigna kits continued to grow as more laboratories have gradually adopted the test since we launched the product in late 2013. The increase in service revenue for both the three and nine month periods ended September 30, 2015 was primarily related to an increase in the number of instruments covered by service agreements. The increase in collaboration revenue for the three and nine month periods ended September 30, 2015 was primarily due to the impact of our collaboration with Merck.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Cost of product and service revenue	$6,289	$5,271	19%	$17,500	$14,456	21%

Product and service gross profit	$7,621	$5,993	27	$19,740	$15,822	25

Product and service gross margin	55%	53%		53%	52%

The increase in cost of product and service revenue for the three and nine months ended September 30, 2015 was related to the increased volume of products and services sold. The increase in product and service gross margins for both periods was largely the result of a shift in revenue mix from instruments to consumables. Other factors contributing to an improvement in gross margin included increased consumable manufacturing scale, increased proportion of standard panels versus custom consumable sales and reduced instrument warranty costs, which were partially offset by the impact of foreign exchange rate changes, tactical discounting of certain system sales and increased facility costs. Costs related to collaboration revenue are included in research and development expense.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Core nCounter platform technology	$1,496	$1,908	(22)%	$4,894	$5,421	(10)%
Manufacturing process development	421	621	(32)	1,313	1,665	(21)
Life sciences products and applications	1,157	968	20	3,561	2,771	29
Diagnostic product development	946	1,214	(22)	2,604	2,502	4
Clinical, regulatory and medical affairs	1,109	935	19	3,409	2,566	33
Facility allocation	683	315	117	1,745	1,042	67

Total	$5,812	$5,961	(2)	$17,526	$15,967	10

The increase in research and development expense for the nine months ended September 30, 2015 was primarily attributable to increased costs related to personnel supporting the advancement of our nCounter technology and the development of new life sciences products; medical affairs personnel and activities; facilities; and diagnostic product development, including the Celgene and Merck collaborations. These increased costs were partially offset by a reduction in engineering costs related to the development of the nCounter SPRINT Profiler. For the three months ended September 30, 2015, other than costs related to diagnostic product development, which decreased, the same trends applied, but the reduction in engineering and diagnostic development costs offset the other cost increases.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, legal, human resources, information technology, business development and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. In particular, in 2014, we added a substantial number of additional personnel to support the commercialization of Prosigna, which increased selling and marketing expenses significantly. In February 2015, we combined our two separate sales teams into a single organization selling our entire suite of products, targeted primarily toward major academic medical centers and biopharmaceutical companies. As a result, we incurred severance related costs, which contributed to higher sales and marketing expense during the first quarter of 2015. For the second and third quarters of 2015, the absence of these severance related costs and the realization of certain efficiencies associated with the changes have resulted in slower growth in sales and marketing expense than what we experienced in 2014. Also, legal, accounting and compliance costs are expected to continue to increase as our business grows.

Selling, general and administrative expense was as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$12,036	$12,515	(4)%	$38,984	$36,069	8%

The increase in selling, general and administration expense for the nine months ended September 30, 2015 was primarily attributable to an increase in staffing and personnel-related costs and increased facility-related expenses due to an increase in leased office space. These increases were partially offset by a reduction in legal and other professional fees. For the three months ended September 30, 2015, the same trends generally applied, and the cost increases were exceeded by cost savings realized from streamlining our sales and marketing organization.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Interest income	$58	$65	(11)%	$181	$204	(11)%
Interest expense	(1,022)	(697)	47	(3,007)	(3,248)	(7)
Other expense, net	(59)	(112)	(47)	(281)	(97)	190

Total other income (expense), net	$(1,023)	$(744)	38	$(3,107)	$(3,141)	(1)

Generally, for both the three and nine month periods ended September 30, 2015, interest expense increased due to an increase in outstanding long-term debt borrowings, from $20.2 million as of September 30, 2014 to $31.2 million as of September 30, 2015. For the nine months ended September 30, 2015, the increase was offset by the costs incurred in April 2014 to pay off our former credit facility.

Liquidity and Capital Resources

As of September 30, 2015, we had cash, cash equivalents and short-term investments totaling $45.4 million. We believe our existing cash, cash equivalents and short-term investments, together with additional funding available to us under our existing term loan agreement, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: the nature and timing of any additional companion diagnostic development collaborations we may establish; market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. For example, as of September 30, 2015, we had issued an aggregate of 960,400 shares of common stock under our sales agreement with Cowen for total gross proceeds of $13.0 million. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

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

In October 2014, we borrowed an additional $10.0 million under the term loan agreement. The original agreement allowed us to borrow up to an additional $15.0 million under the agreement no later than May 2015. In April 2015, we were granted an extension of six months, to November 2015, to borrow the additional $15.0 million under the agreement, subject to a revenue requirement. All borrowings under the term loan agreement accrue interest at 12.5% annually, payable quarterly, of which 3.5% can be deferred during the first four years of the term at our option and paid together with the principal. During 2014 and 2015, we exercised our option to defer payment of the 3.5% accrued interest and have deferred a total of $1.2 million as of September 30, 2015. We have the option to prepay the term loans, in whole or in part, at any time subject to payment of a redemption fee of up to 4%, which declines over the term. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes liquidity and revenue-based financial covenants. We must satisfy certain minimum annual revenue requirements, specifically $55.0 million for 2015 with annual increases of $15.0 million for each fiscal year thereafter. If our actual revenues are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. We were in compliance with our covenants as of September 30, 2015. Our obligations under the term loan agreement are collateralized by substantially all of our assets.

On October 30, 2015, the term loan agreement was amended such that we may borrow up to $60.0 million, or up to an aggregate of approximately $70.0 million if we elect to exercise in full an option to defer payment of a portion of the interest that accrues on borrowings under the term loan agreement. In addition to the $30.0 million borrowed to date, we have committed to borrow an additional $10.0 million no later than December 31, 2015 and an additional $5.0 million no later than June 30, 2016, which will bring total borrowings under the term loan agreement to $45.0 million. In addition, we have the option to borrow up to an additional $15.0 million under the agreement no later than December 31, 2016. The amendment extended by two years the term of the agreement, the period during which only interest is payable, and the period during which we may defer payment of a portion of the interest otherwise payable. Also, the amendment reduces the interest rate from 12.5% to 12.0%, of which 3.0% may be deferred during the first six years at our option and be repaid together with principal. In consideration of these changes, we agreed to pay a fee equal to 2% of the total amount borrowed under the term loan agreement at the time the principal is repaid. All other provisions of the agreement remain unchanged.

In May 2015, we entered into a Sales Agreement with Cowen to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3% of the gross sales price per share sold through them under the sales agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either party upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. On May 19, 2015, we commenced selling our common stock through the “at the market” equity offering program and as of September 30, 2015, we have sold an aggregate of 960,400 shares of our common stock for total gross proceeds of $13.0 million. The net proceeds from the sale of the shares, after deducting Cowen’s commission and other expenses of the offering, were approximately $12.5 million. As of September 30, 2015, approximately $27.0 million of our common stock remained available for sale under the “at the market” equity offering program. As of September 30, 2015, our deferred offering costs balance was $0.1 million.

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

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash used in operating activities	$(38,762)	$(33,182)
Cash provided by (used in) investing activities	24,201	(17,321)
Cash provided by financing activities	14,010	59,388

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

Net cash used in operating activities for the nine months ended September 30, 2015 consisted of our net loss of $36.8 million and $9.3 million of cash used for working capital purposes. These uses were partially offset by $7.3 million of net non-cash items, such as depreciation and amortization, amortization of premium on short-term investments, accrued interest converted to principal balance of term loan and stock-based compensation.

Net cash used in operating activities for the nine months ended September 30, 2014 largely consisted of our net loss of $37.7 million, reduced by $5.3 million of net non-cash items, such as depreciation and amortization, amortization of debt discount, amortization of premium on short-term investments, loss on extinguishment of debt, accrued interest converted to principal balance of term loan and stock-based compensation.

Investing Cash Flows

Our most significant investing activities for the nine months ended September 30, 2015 and 2014 were related to the purchase and sale of short-term investments. Because we manage our cash balances and usage based on the total of our cash, cash equivalents and short-term investments, we do not consider cash flows solely related to our short-term investments to be important to an understanding of our liquidity and capital resources.

In the nine months ended September 30, 2015 and 2014, we purchased $1.8 million and $1.3 million, respectively, of property and equipment required to support the growth and expansion of our operations.

Financing Cash Flows

Historically, we have funded our operations through the issuance of equity securities and the incurrence of indebtedness.

Net cash provided by financing activities for the nine months ended September 30, 2015 consisted of net proceeds of $12.5 million from the sale of our common stock through our Sales Agreement with Cowen, Employee Stock Purchase Plan proceeds of $1.3 million, and $0.5 million of proceeds from the exercise of stock options. These proceeds were partially offset by the repayment of capital lease obligations of $0.2 million and deferred offering costs of $0.1 million.

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

There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the nine months ended September 30, 2015 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 13, 2015.

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an accounting standards update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date.” The amendments in this update defer the effective date of ASU 2014-09 for all entities by one year. The standard will become effective for us for the year ended December 31, 2018. We are currently evaluating the guidance to determine the potential impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

In July 2015, FASB issued an accounting standards update entitled “ASU 2015-11, Inventory: Simplifying the Measurement of Inventory.” The standard requires entities to measure inventory at the lower of cost and net realizable value. The standard will become effective for us beginning January 1, 2017. We are currently evaluating the guidance to determine the potential impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on October 1, 2015 and sustained throughout the period ended September 30, 2016, would not be material.

As of September 30, 2015, the principal outstanding under our term borrowings was $31.2 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $36.8 million and $37.7 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $213.6 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenues and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

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

Commercialization of Prosigna in Europe, the United States and the other jurisdictions in which we intend to pursue regulatory approval or clearance is a key element of our strategy. Currently, most oncologists seeking sophisticated gene expression analysis for diagnosing and profiling breast cancer in their patients ship tissue samples to a limited number of centralized laboratories typically located in the United States. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to pay for, Prosigna if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors, and patients that Prosigna provides equivalent or better prognostic information than those centralized laboratories. For example, in the third quarter of 2014, we were notified by the Blue Cross Blue Shield Technology Evaluation Center that Prosigna does not currently meet its criteria for inclusion for reimbursement. In February 2015, Cigna decided that it would not reimburse for Prosigna, and certain other private payers have adopted similar policies. Although we have made progress with certain Medicare payers, such as the MolDX organization within Palmetto GBA, which has issued a positive local coverage determination, others have initially declined to cover Prosigna. In addition, our diagnostic tests are performed by pathologists in local laboratories, rather than by a vendor in a remote centralized laboratory, which requires us to educate pathologists regarding the benefits of this business model and oncologists regarding the reliability and consistency of results generated locally. Also, we intend to offer Prosigna in other countries outside of the United States, where genomic testing for breast cancer is not widely available and the market for such tests is new. The future growth of the market for genomic breast cancer testing will depend on physicians’ acceptance of such testing and the availability of reimbursement for such tests.

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

Our current customer base is primarily composed of academic institutions, government laboratories and biopharmaceutical companies that perform analyses using our nCounter Analysis Systems for research use only. In 2013, with the introduction of our first diagnostic products, we began selling into the clinical laboratory market. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications, our lower cost instrument that we believe will be attractive to more researchers, and new diagnostic products after obtaining regulatory authorization. For example, on September 8, 2015, the Department of Health and Human Services, or HHS, issued a proposed rule that would modify informed consent requirements. This proposed rule, if finalized as drafted, could make it more difficult for researchers to obtain banked specimens, which could harm our ability to develop new research and diagnostic applications. Moreover, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining prognostic information that can help inform treatment decisions and that our nCounter Analysis Systems could enable an equivalent or superior approach that lessens reliance on centralized laboratories. Furthermore, we expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Attracting new customers and introducing new applications requires substantial time and expense. Any failure to expand our existing customer base, or launch new applications, would adversely affect our ability to improve our operating results.

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

Our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis. Furthermore, we place instruments under reagent rental agreements, wherein a customer does not purchase an instrument upfront but instead pays a rental fee associated with each purchase of reagents. An increase in instruments placed under these reagent rental agreements may reduce the number of instruments we would otherwise sell in any period. In addition, any failure to meet customer expectations could result in customers choosing to continue to use their existing systems or to purchase systems other than ours.

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

Similarly, we or our distributors have entered into agreements with clinical laboratories globally to provide Prosigna testing services. We do not provide testing services directly and, thus, we are reliant on these clinical laboratories to actively promote and sell Prosigna testing services. These clinical laboratories may take longer than anticipated to begin offering Prosigna testing services and may not commit the necessary resources to market and sell Prosigna testing services to the level of our expectations. Furthermore, we intend to contract with additional clinical laboratories to offer Prosigna testing services and we may be unsuccessful in attracting and contracting with new clinical laboratory providers. If current or future Prosigna testing service providers do not perform adequately, or we are unable to enter into contracts with additional clinical laboratories to provide Prosigna testing services, we may not be successful selling Prosigna and our future revenue prospects may be adversely affected.

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

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. For example, as of September 30,

2015, we have issued an aggregate of 960,400 shares of our common stock under a sales agreement with Cowen and Company, LLC, or Cowen, for total gross proceeds of $13.0 million. We have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. As of September 30, 2015, approximately $27.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.

Our research and development efforts will be hindered if we are not able to contract with third parties for access to archival tissue samples.

Under standard clinical practice, tumor biopsies removed from patients are preserved and stored in formalin-fixed paraffin embedded, or FFPE, format. We rely on our ability to secure access to these archived FFPE tumor biopsy samples, as well as information pertaining to the clinical outcomes of the patients from which they were derived for our clinical development activities. Others compete with us for access to these samples. Additionally, the process of negotiating access to archived samples is lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. On September 8, 2015, the Department of Health and Human Services, or HHS, issued a proposed rule that would modify informed consent requirements. This proposed rule, if finalized as drafted, could make it more expensive and difficult to obtain banked specimens. If we are not able to negotiate access to archived tumor tissue samples with hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics on a timely basis or on commercially reasonable terms, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.

The life sciences research and diagnostic markets are highly competitive. If we fail to compete effectively, our business and operating results will suffer.

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Affymetrix, Agilent Technologies, Becton-Dickinson, Bio-Rad, Exiqon, Fluidigm, HTG Molecular Diagnostics, Illumina, Luminex, Perkin Elmer, Qiagen, RainDance Technologies, Roche Applied Science, Thermo Fisher Scientific, and WaferGen Biosystems. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market.

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

Additionally, we must carefully manage the introduction of new products. If customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. In July 2015 we commercially launched a new version of our nCounter Analysis System, the nCounter SPRINT Profiler, that is smaller and less expensive than the previous version. If customers conclude that such new products offer better value as compared to our existing products, we may suffer from reduced sales of our existing products and our overall revenues may decline. We may also have excess or obsolete inventory of older products as we transition to new products and our experience in managing product transitions is very limited. If we do not effectively manage the transitions to new product offerings, our revenues, results of operations and business will be adversely affected.

New market opportunities may not develop as quickly as we expect, limiting our ability to successfully market and sell our products.

The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in July 2013, we launched nCounter Elements, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us. The future growth of the market for this product depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods of genomic analysis. Also, in 2015, we commercially launched a new version of our nCounter Analysis system for research and a new research application that enables customers to simultaneously measure gene and protein expression using our technology. If the markets for our new products do not develop as we expect, our business may be adversely affected. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed.

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

We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, and we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in Europe. We do not have regulatory clearance or approval to market any other product for diagnostic purposes or to market Prosigna for diagnostic purposes in any other markets, other than Israel, Canada, Turkey, South Africa, New Zealand, Hong Kong and Australia or to promote Prosigna in the United States for additional indications. Other than with respect to Prosigna in such jurisdictions, we are limited to marketing our products for research use only, which means that we cannot make diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions, as well as for other indications. We cannot assure investors that we will be successful in obtaining these regulatory clearances or approvals. If we do not obtain additional regulatory clearances or approvals to market future products or future indications for diagnostic purposes, if additional regulatory limitations are placed on our products or if we fail to successfully commercialize such products, the market potential for our diagnostic products would be constrained, and our business and growth prospects would be adversely affected.

We are dependent on single source suppliers for some of the components and materials used in our products, and the loss of any of these suppliers could harm our business.

We rely on Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station, Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer, and Paramit Corporation of Morgan Hill, California, to build our new nCounter SPRINT Profiler. Each of these contract manufacturers are sole suppliers. Since our contracts with these instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.

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

For the nine months ended September 30, 2015 and 2014, approximately 34% and 33%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, as it did in 2014, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. Similarly, a strong U.S. dollar relative to the local currencies of our international customers can potentially reduce demand for our products, which may compound the adverse effect of foreign exchange translation on our revenue. If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and prospects will suffer.

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

In the United States, most of our products are currently labeled and sold for research use only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for use in clinical practice in diagnostics, and the products cannot include clinical or diagnostic claims, they are not subject to regulation by the Food and Drug Administration, or FDA, as medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post- market controls for medical devices. In November 2013, the FDA issued a final guidance on RUO products, which, among other things, reaffirmed that a company may not make clinical or diagnostic claims about an RUO product. Although not suggested in the final RUO guidance, if the FDA modifies its approach to regulating our products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.

In addition, we sell dual-use instruments with software that have both FDA-cleared functions and research functions, for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, FDA issued a guidance that described FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and device functions for which approval/clearance is not required. There is a risk that the FDA could take enforcement action against a manufacturer for distributing dual-use instruments if the company does not follow the restrictions discussed in the guidance. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, and the instruments are being promoted off-label. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products.

If Medicare and other third-party payors in the United States and foreign countries do not approve reimbursement for diagnostic tests enabled by our technology, the commercial success of our diagnostic products would be compromised.

Successful commercialization of our diagnostic products depends, in large part, on the availability of adequate reimbursement for testing services that our diagnostic products enable from government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party reimbursement for the use of tests that incorporate new technology, such as Prosigna. For example, in June 2014, the Blue Cross and Blue Shield, or BCBS, Association Technology Evaluation Center affirmed their position that Prosigna should be considered investigational. Subsequently, several BCBS entities updated their coverage policies based on this evaluation. In February 2015, Cigna decided that it would not reimburse for Prosigna, and other private payers have adopted similar policies. By contrast, in August 2014, UnitedHealthcare, the largest private health insurer in the United States, agreed with Laboratory Corporation of America, one of our commercial laboratory customers, to begin paying for Prosigna testing. In addition, we have received confirmations of coverage for Prosigna from California’s Medicaid group, MediCal, and from Providence Health Plan and several other private payers, although they have not issued Prosigna-specific policies.

In May 2015, Palmetto GBA, a Medicare Administrative Contractor that assesses molecular diagnostic technologies through its Molecular Diagnostic Services Program, or MolDX, issued a favorable local coverage determination for Prosigna which became effective on October 1, 2015. The coverage policy applies to the Palmetto jurisdiction, comprising North Carolina, South Carolina, Virginia and West Virginia, but other Medicare jurisdictions participating in the MolDX program may choose to adopt the same policy and other MACs have confirmed coverage but have not issued Prosigna-specific policies. For example, CGS, another MAC whose jurisdiction covers Kentucky and Ohio, issued a local coverage determination identical to Palmetto’s which also became effective October 1 and CAHABA, the MAC that covers Alabama, Georgia and Tennessee, has confirmed coverage through its news bulletins. Despite such positive developments, other Medicare contractors covering other jurisdictions (such as First Coast and Novitas) have initially declined to cover Prosigna.

If we are unable to obtain positive policy decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our products would be compromised and our revenue would be significantly limited. Even if we do obtain reimbursement for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology, and indirectly, demand for diagnostic products. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services, which may include decreased coverage or reduced reimbursement. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, and are subject to change at any time. Most recently the Protecting Access to Medicare Act (PAMA) of 2014 revises the Medicare Clinical Laboratory Fee Schedule (CLFS) to base prices on commercial payer rates that are reported to the Centers for Medicare and Medicaid Services (CMS). While the regulations for implementing PAMA are not yet finalized, for most diagnostic tests the fees will be repriced every three years based on a weighted median of commercial payments submitted by labs. As a result, if commercial payment amounts decline, there is a risk that Medicare prices will fall as well. Reductions in the reimbursement rate of third-party payors have also occurred and may occur in the future. Reductions in the prices at which testing services based on our technology are reimbursed could have a negative impact on our revenue.

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

We continue to pursue positive reimbursement coverage decisions from government insurance plans, managed care organizations and private insurance plans. From time to time, if positive reimbursement coverage decisions are obtained, we intend to publicly announce such decisions. In most cases where coverage is denied by a third-party payor, there will be subsequent opportunities to submit additional information or clinical evidence and have such decision reconsidered. We intend to evaluate the benefit of continued pursuit of a positive reimbursement determination on a case by case basis and in most cases expect to continue to pursue a positive coverage decision with those payors based on additional information or subsequent clinical developments; as a result, we do not intend to publicly announce any denials of coverage or the absence of a coverage determination on a regular basis.

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

A clinical laboratory can use nCounter Elements reagents to create what is called a Laboratory-Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests. Historically, LDTs have not been subject to FDA regulation. In October 2014, the FDA issued its draft guidance documents for LDTs proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could restrict the demand for our products, including nCounter Elements reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. If the FDA issues final guidance documents for LDTs or limits the acceptability of the raw materials and components used to make LDTs, such regulation could adversely affect our prospects, results of operations and financial condition. Similarly, there have been proposals that Congress enact legislation that could result in FDA regulation of some LDTs. If legislation were enacted, it could adversely affect demand for our products, including nCounter Elements reagents.

Approval and/or clearance by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies, we are required to obtain either prior 510(k) clearance or prior pre-market approval, or PMA, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1–3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. We intend to pursue additional intended uses for Prosigna that may require a PMA approval, which is a more burdensome regulatory process than the 510(k) clearance process. In addition, we are currently collaborating with Celgene on a companion diagnostic. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), the Agency expects that companion diagnostics will require a PMA. Even if granted, a 510(k) clearance or PMA approval for any future product would likely place substantial restrictions on how our device is marketed or sold, and the FDA will continue to place considerable restrictions on our products, including, but not limited to, the Quality System Regulation, or QSR, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, adverse event and medical device reporting requirements, and corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

Certain of our products are regulated as medical devices, including Prosigna, the nCounter Dx Analysis System and nCounter Elements reagents. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review, including routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures; requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. It is expected that in 2016 the European Union will adopt the IVD Regulation, currently in draft form, which would increase the regulatory requirements applicable to some in vitro diagnostics in the EU and may require that we re-classify and obtain pre-approval for our existing CE-marked IVD products after a 5-year grace period. We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the cleared (or equivalent) indication. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2015, we owned or exclusively licensed eleven issued U.S. patents and approximately 33 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 145 pending and granted counterpart applications worldwide, including 60 country-specific validations of five European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

Holders of approximately 5.0 million shares (including shares underlying outstanding warrants), or approximately 25%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

Our executive officers and directors together with their respective affiliates, own approximately 29% of our outstanding common stock as of September 30, 2015. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On August 7, 2015, we issued 250 shares of our common stock upon the exercise of a warrant for aggregate consideration of $2,112. This issuance was exempt from registration under the Securities Act of 1933, as amended under Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. The recipient acquired the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed thereto.

Item 5.	Other Information

(a)

On October 30, 2015, our term loan agreement with Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. was amended. For a brief description of the terms and conditions of this amendment, see the section of this report captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Funds.”

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

NANOSTRING TECHNOLOGIES, INC.

Date: November 3, 2015	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2015	By:	/s/ James A. Johnson
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