Form 10-K
period 2015-12-31
NanoString Technologies Inc
filed 2016-03-11
CIK 1401708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35980

NANOSTRING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0094687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

530 Fairview Avenue North Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 378-6266

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). (Check one):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $212.1 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

There were 19,639,075 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on March 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NANOSTRING TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding our future operating results, including our expectations regarding instrument, consumable and total revenue, operating expenses and operating and net loss;

•	the implementation of our business model, strategic plans for our business and future product development plans;

•	the regulatory regime and our ability to secure regulatory clearance or approval or reimbursement for the clinical use of our products, domestically and internationally;

•	our ability to successfully commercialize Prosigna, our first in vitro diagnostic product;

•	our ability to realize the potential payments set forth in our collaboration agreements;

•	our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, collaboration partners and third parties who conduct our clinical studies;

•	our intellectual property position;

•	our expectations regarding the market size and growth potential for our business; and

•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of diseases, such as cancer, and to clinical laboratories and medical centers for diagnostic use. As of December 31, 2015, we have an installed base of over 350 systems, which our customers have used to publish more than 1,000 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we are collaborating with several biopharmaceutical companies to develop companion diagnostics, in vitro diagnostic tests, to be used to identify which patients are most likely to respond to a particular drug therapy.

Our nCounter Analysis System enables biologic analysis on a scale appropriate for pathway-based biology, the examination of networks of tens or hundreds of genes and proteins that act in concert to produce biologic functions or trigger certain diseases, by digitally quantifying the activity of up to 800 genes or proteins simultaneously in a single minute tissue sample. We offer a range of instruments to appeal to an array of potential customer types. Our nCounter SPRINT Profiler is designed to appeal to individual researchers running relatively smaller experiments. Our nCounter MAX is a higher throughput instrument with features appealing to larger core laboratories serving multiple researchers. Our nCounter Dx FLEX instrument has been FDA 510(k) cleared together with Prosigna and is targeted toward clinical laboratories. All three instruments are capable of running all of our research consumable products and provide comparable, high-quality data. This includes our revolutionary new 3D Biology products, which enable researchers to measure combinations of gene expression, protein expression and gene mutations simultaneously from a single minute tissue sample.

Our technology and products address a fundamental challenge in cancer research. With more cancers being detected earlier, tumor samples are becoming smaller and smaller, while researchers and clinicians have a much greater appetite for information regarding the activity of genes and proteins. The sensitivity and precision of our novel barcoding chemistry allows the measurement of subtle changes in genomic and proteomic activity efficiently from minute samples of tissue. Furthermore, tumor samples are often stored in a format known as formalin-fixed paraffin embedded, or FFPE, which complicates subsequent analysis of genetic material. Our chemistry is particularly compatible with FFPE, increasing its popularity among cancer researchers. The nCounter Analysis System is an easy-to-use and flexible solution that allows researchers to efficiently test hypotheses in a high throughput manner across thousands of different samples. As a result, the nCounter Analysis System is particularly useful for validating networks of genes and proteins that characterize and help predict disease states, such as cancer. Using the FLEX configuration of our nCounter Dx Analysis System, researchers also have the potential to translate their discoveries to the clinic as diagnostics on a single instrument system after receiving any necessary regulatory authorizations.

Prosigna, our first molecular diagnostic test, is based on a collection of 50 genes known as the PAM50 gene signature, which was discovered by several of our research customers. Prosigna can provide a breast cancer patient and her physician with a subtype classification based on the fundamental biology of the patient’s tumor, as well as a prognostic score that predicts the probability of cancer recurrence over 10 years. Physicians use Prosigna to help guide therapeutic decisions so that patients receive a therapeutic intervention only if it is clinically warranted. Prosigna is regulated as an in vitro diagnostic test and we distribute it as a kit for use on our nCounter Dx FLEX Analysis System in clinical laboratories. We expect that our future in vitro diagnostic products will be regulated and distributed in a similar manner. This is in contrast to most complex genomic tests, which are currently regulated as services and are usually offered only by a limited number of specialized laboratories. The current centralized laboratory model for complex genomic testing can result in complicated logistics for the treating physician, including slower test result turnaround times and limited international access to tests as compared to local testing. In addition, most clinical laboratories cannot currently share in the revenue associated with offering patients complex genomic tests. We believe that our decentralized model will transform the current paradigm of complex genomic testing by allowing physicians worldwide to provide more comprehensive personalized diagnoses, broadening patient access, and increasing the degree to which clinical laboratories can profit by providing molecular diagnostic testing services.

In 2014, we initiated our first companion diagnostic collaboration with Celgene Corporation, or Celgene, under which we are developing an in vitro diagnostic test to identify a subset of patients with diffuse large B-cell lymphoma, or DLBCL, who are believed to be the most likely to benefit from treatment with Celgene’s drug REVLIMID which is FDA approved for other indications. In May 2015, we entered into a collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate its potential to predict benefit to Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. In January 2016, we entered into a collaboration with Medivation, Inc. and Astellas Pharma Inc. to develop an in vitro diagnostic test to identify a subset of patients with triple negative breast cancer who are most likely to benefit from treatment with XTANDI, a drug currently marketed by Medivation and Astellas as a treatment for prostate cancer. In February 2016, we expanded our collaboration with Merck to develop and commercialize a novel diagnostic test to predict response to KEYTRUDA in multiple tumor types. We believe there are many other similar opportunities to collaborate with companies developing cancer drugs and we intend to pursue more of these collaborations.

We generated revenue of $62.7 million, $47.6 million and $31.4 million in 2015, 2014 and 2013, respectively, while incurring net losses of $45.6 million, $50.0 million and $29.3 million in 2015, 2014 and 2013, respectively.

We were incorporated in Delaware in June 2003. Our principal executive offices are located at 530 Fairview Avenue, N., Seattle, Washington 98109 and our telephone number is (206) 378-6266. Our common stock trades on The NASDAQ Global Market under the symbol “NSTG.”

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including “NanoString®,” “NanoString Technologies®,” “nCounter®,” “Prosigna®,” “nCounter ElementsTM,” “nCounter SPRINTTM,” “3D BiologyTM,” and “Hyb & SeqTM.” Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

Our Market Opportunity

Every living organism has a genome that contains the full set of biological instructions required to build and maintain life. By analyzing the variations in genomes, genes, gene activity, and proteins in and between organisms, researchers can determine their functions and roles in health and disease. An improved understanding of the genome and its functions allows researchers to drive advancements in scientific discovery. As they make scientific discoveries, researchers have been able to translate some of these findings into clinical applications that improve patient care.

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

Over the last decade, methods of measuring genomic information have advanced substantially. However pathway-based research and the development of diagnostic tests require analysis of multiple genes and sensitivity to small changes in expression, which can be challenging for traditional genomic tools. In both life sciences research and clinical medicine, there is a growing need for improved technologies that can precisely and rapidly measure the activation state of hundreds of genes simultaneously across a large number of precious samples. Furthermore, there is an untapped opportunity for technologies capable of simultaneously profiling the activity of genes and related proteins, which ultimately dictate biological activity.

Life Sciences Research

Academic, government, and biopharmaceutical researchers engaged in gene expression or protein analysis typically focus on making biological discoveries that may lead to the development of relevant medical products and better informed treatment decisions for physicians and patients. They have traditionally performed gene expression experiments using microarrays or quantitative PCR, and protein expression experiments using flow cytometry, mass spectrometry, immunohistochemistry or enzyme-linked immunosorbent assay, or ELISA, assays. Recently, RNA sequencing, or RNA-Seq, has dramatically enhanced researchers’ ability to discover patterns of gene expression that have biological meaning. However, related workflows and data analysis can be cumbersome and time consuming, and simultaneous analysis of proteins is not possible. Researchers are increasingly performing analyses on a larger number of genes and samples and are seeking new methods of interrogation that would allow them to:

•	increase the number of molecular targets that can be analyzed simultaneously in order to understand the complete biological pathway involving multiple genes;

•	improve the overall efficiency of their laboratories by simplifying workflow and accelerating the rate of successfully completing their research;

•	provide more reliable, precise and reproducible data about targeted genes and biological pathways;

•	maximize the amount of biologic information extracted from precious tissue samples;

•	minimize the computational intensity of complex genomic and proteomic analysis;

•	process difficult-to-work-with specimens, such as tumor biopsies stored in FFPE format; and

•	create more systematic and reliable ways to help transition their research discoveries into future clinical products.

We believe that the above items create an opportunity for technologies like ours that are optimized for pathway-based biology with the capability to analyze both genomic and proteomic information.

Molecular Diagnostics

Growth in the molecular diagnostics market is being driven by technological innovations that have enabled unprecedented biological insights that may be used to inform treatment decisions. New and improved technologies have also led to increased test sensitivity, decreased turnaround times, simplified workflow, and lowered costs when compared to previous techniques. In addition, the medical community has seen a trend in favor of decentralized diagnostic testing as a result of the convenience of local testing, hospitals and medical centers increasingly viewing their laboratories as profit centers and a need to increase access to tests for patients outside of the United States. We believe that there is an opportunity to improve the quality of diagnosis and treatment of diseases by developing and commercializing comprehensive, simple and widely available diagnostic products based initially on gene expression analysis, and ultimately based on our 3D Biology capability.

Cancer is a disease generally caused by genetic mutations in cells. The behavior of cancer cells is extremely complex, depending on the activity of many different genes and proteins. It is often impossible for researchers to identify a single gene or protein that adequately predicts a more aggressive or less aggressive type of cancer. In some cases, researchers have been able to identify more aggressive or less aggressive types of cancer through gene expression analysis of biological pathways, enabling oncologists to determine which specific treatments are most likely to be effective for an individual patient, monitor a patient’s response to those treatments, and determine the likelihood of recurrence.

Recently, researchers in the field of oncology have begun to demonstrate the potential of harnessing a patient’s immune system to fight cancer. A new class of compounds, referred to generally as immuno-oncology drugs, have begun to come to market with the promise of long-term remissions, or even cures, in certain types of cancer. Unlike cancer therapeutics of the past, these compounds do not target genetic abnormalities and there are to date no reliable genetic biomarkers for determining which patients are likely to respond to treatment. The development of diagnostics to inform decisions regarding treatment with immuno-oncology drugs is likely to require analysis of both RNA and proteins.

In addition, the medical community has favored a trend toward decentralized diagnostic testing. Tests for HIV, Hepatitis C, Influenza and MRSA, which were once centralized, are now often conducted in hospital laboratories or at the point of care. We believe that this trend of decentralized testing will continue as a result of many factors, including:

•	Convenience. We believe that physicians would prefer that molecular diagnostic tests be performed at a local level and in the same laboratory that performs other tests that the physicians may order. Local molecular diagnostic testing could provide physicians the same rapid turnaround of test results that they have learned to expect for other types of tests.

•	Economic Advantages. We believe that hospitals and medical centers desire to make their clinical laboratories profit centers by performing tests and billing third-party payors. As diagnostic technologies become less complicated to administer, hospitals and medical centers tend to favor in-sourcing tests.

•	International Availability. There is a critical need to increase access to molecular diagnostic tests for patients that live outside the United States. Currently, patients living outside the United States may be challenged to gain access to tests that are provided only by specialized laboratories located within the United States. We believe advanced molecular diagnostic testing will become more available to patients throughout the world when it can be provided by their local clinical laboratories.

We believe that these factors create an opportunity for technologies like ours that can facilitate the development and use of complex molecular diagnostics, potentially targeting gene mutations, gene expression and protein expression, with a high level of precision on a decentralized basis.

Our Solution

Our nCounter Analysis System is an automated, multi-application, digital detection and counting system which directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. Our nCounter Analysis System is based on automated instruments that prepare and analyze tissue samples using proprietary reagents, which can only be obtained from us. Our research customers purchase instruments from us and then purchase our reagents and related consumables for the specific experiment or assay they wish to conduct. Our clinical laboratory customers either purchase or lease instruments from us and also purchase our reagents and related consumables, including our Prosigna diagnostic kits, for tests that they intend to run.

Our nCounter Analysis System offers a number of compelling advantages, including:

•	Optimized for Pathway-Based Biology. The nCounter Analysis System can profile up to 800 molecules in a single test tube, which allows customers to analyze interactions among hundreds of genes or proteins that mediate biological pathways.

•	Digital Precision. Our molecular barcodes hybridize directly to the target molecules in a sample allowing them to be counted. This generates digital data (1 molecule = 1 count) of excellent quality over a wide dynamic range of measurements and provides excellent reproducibility.

•	Simple Workflow. The nCounter Analysis System’s minimal sample preparation and automated workflow enable the simultaneous analysis of hundreds of genes and proteins in approximately 24 hours between the time a sample is loaded into the system and results are obtained. Our nCounter Analysis System generates data that customers can evaluate without the use of complex bioinformatics.

•	Flexible Sample Requirements. The nCounter Analysis System is able to unlock biologic information from minute amounts of a variety of challenging tissue samples, including FFPE samples, cell lysates and single cells.

•	Versatility. The FLEX configuration of the nCounter Dx Analysis System provides clinical laboratories a single platform with the flexibility to support both clinical testing, by running Prosigna or Laboratory Developed Tests based on nCounter Elements reagents, and research, by processing translational research experiments and multiplexed assays using our research reagents.

Life Sciences Research

Our nCounter Analysis System is capable of supporting a number of research applications based upon the measurement of the concentration or amount of a target molecule. Additionally, in September 2015, we launched the first of our 3D Biology applications, which enable the simultaneous analysis of DNA, RNA and proteins in a single sample. Key applications currently supported include:

•	Gene Expression. Researchers use the nCounter Analysis System to measure the degree to which individual genes in pathways are turned “on” or “off” by simultaneously quantifying the amount of messenger RNA, or mRNA, associated with each of up to 800 genes.

•	Protein Expression. Today, researchers can use the nCounter Analysis System to measure up to 30 proteins of importance in immuno-oncology. In 2016 and beyond, we expect to expand this capability to additional proteins and may have the potential to simultaneously measure hundreds of proteins, limited only by the number of antibodies that can be sourced and combined without cross-reaction.

•	miRNA Expression. Researchers can use the nCounter Analysis System to measure the simultaneous expression levels of up to 800 different miRNAs. The nCounter Analysis System is capable of highly multiplexed, direct digital detection and counting of miRNAs in a single reaction without amplification, thereby delivering high levels of sensitivity, specificity, precision, and linearity.

•	Copy Number Variation. Researchers can use the nCounter Analysis System to probe for structural variations that result in cells having an abnormal number of copies of one or more sections of the DNA. Researchers are able to conduct large-scale, statistically-powered studies of these copy number variations, or CNVs, by leveraging the nCounter Analysis System’s multiplexing capacity to assay up to 800 DNA regions in a single tube, with as little as 300 ng of DNA.

•	Gene Fusions. Researchers can use the nCounter Analysis System to detect gene fusion events that occur when one gene fuses to another gene. A number of design options are available for developing assays for these complex structural variants which have been shown to be important in a number of cancers.

•	Single Cell Gene Expression. Historically, most gene-expression profiling has been performed on populations of cells where observed expression levels represent an average of the unique expression states of each cell within the population. The nCounter Analysis System is capable of measuring gene expression of 20 to 800 genes from a single cell, thereby elucidating previously hidden relationships between individual cells within a population.

In 2016, as part of our suite of 3D Biology applications, we intend to introduce a new capability for the measurement of single nucleotide variants, also known as DNA or gene mutations. We expect this added capability to further distinguish our nCounter Analysis System, holding a unique distinction of having capabilities for the simultaneous measurement of gene mutations, gene expression and protein expression.

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

Our Products and Technology

Instruments and Software

The nCounter Analysis System is an automated, multi-application, digital detection and counting system. In 2008, we began marketing a research use only version of the system, and since that time we have expanded our product line to include three instruments, each targeted at a distinct user segment of our target market.

	nCounter SPRINT	nCounter MAX	nCounter FLEX

Target customer	Individual researchers	Core research labs	Clinical labs
Throughput (samples per day)	24	48	48
Expandable with additional prep station(1)	No	Yes	Yes
Diagnostic menu	No	No	Yes
U.S. list price	$149,000	$235,000	$265,000

(1)	nCounter MAX and FLEX throughput increased to up to 96 samples per day by adding a second prep station.

The nCounter MAX and FLEX systems comprise a Prep Station and a Digital Analyzer. The Prep Station is the automated liquid handling component of the nCounter Analysis System that processes samples after they are hybridized and prepares the samples for data collection on the nCounter Digital Analyzer. The nCounter Digital Analyzer collects data from samples by taking images of the immobilized fluorescent reporters in the sample cartridge and processing the data into output files, which include the target identifier and related count numbers along with a broad set of internal controls that validate the precision of each assay. The nCounter SPRINT Profiler is a single instrument targeted to individual researchers that provides both the liquid handling steps and the digital analysis through use of a microfluidic cartridge. All of these instruments were designed and are manufactured under ISO 13485:2003, the quality standard for in vitro diagnostic platforms and medical devices. We also provide our research customers with the nSolver Analysis Software, a data analysis program that offers researchers the ability to quickly and easily quality check, normalize, and analyze their data without having to use any additional software for data analysis. The diagnostic version of our instrument, the nCounter Analysis

Dx FLEX System, was FDA 510(k) cleared and CE-marked together with Prosigna. The FLEX System can be enabled with the software that runs Prosigna to generate individualized patient reports, in addition to running any of our research applications.

The nCounter MAX and FLEX Systems employ a simple three-step workflow that takes approximately 24 hours and requires approximately 15 minutes of hands-on time by the user. When run in research mode, a user can process up to 48 samples per day by installing one Prep Station with a single Digital Analyzer. One can increase the number of samples analyzed to 96 samples per day on a single Digital Analyzer if it is coupled with two Prep Stations. This throughput can be quadrupled using sample multiplexing for experiments targeting 200 genes or fewer. For Prosigna, a clinical laboratory can process up to 30 samples per day on an nCounter Dx Analysis System. The nCounter SPRINT Profiler employs an even more streamlined two-step workflow that requires only 10 minutes of hands-on time by the user and can process up to 24 samples per day.

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

Panels

We offer more than 20 panels that are pre-manufactured CodeSets, which include all of the consumables required to perform a specific type of experiment, including the following:

•	Pan Cancer Pathways Gene Expression Panel. A novel set of 770 essential genes representing all known major cancer pathways, including key driver genes, selected using a data-driven approach to identifying the genes most relevant to cancer biology.

•	PanCancer Immune Profiling Gene Expression Panel. A novel set of 770 genes designed in collaboration with cancer immunologists around the globe, combining markers for 24 different immune cell types and populations, 30 common cancer antigens and genes that represent all known categories of immune response including key checkpoint blockade genes, also available in a mouse version.

•	PanCancer RNA: Protein Immune Profiling Panel. A panel that combines gene expression analysis of the 770 genes contained in the PanCancer Immune Profiling Gene Expression Panel with the analysis of 30 proteins of interest in measuring the immune system’s response to cancer.

•	PanCancer Progression Panel. A novel set of 770 genes addressing the key questions of what happens when cancer metastasizes, including genes for the study of angiogenesis, epithelial mesenchymal transition, extracellular matrix formation, and metastasis.

•	PanCancer Profiles. A series of seven 192-gene expression panels each designed to interrogate a focused area of cancer biology: Adaptive Immunity, Cancer Metabolism, Intracellular Signaling, Cellular Profiling, Wnt Pathway, Innate Immunity, and DNA Damage & Repair, any of which may be combined with nCounter 3D Biology protein expression modules.

•	Other Gene Expression Panels. A series of panels that allow researchers to conduct a wide variety of gene expression analysis, including analysis of both human and mouse immunology-related genes and inflammation-related genes.

•	miRNA Expression Panels. A family of panels that provide a cost-effective profiling solution capable of highly multiplexed, direct digital detection and counting of up to 800 miRNAs in a single reaction without amplification. Separate panels are available for use with samples from humans, mice, rats, and fruit flies.

•	Cancer Copy Number Variation Panel. Enables copy number quantification for 87 genes commonly amplified or deleted in cancer.

nCounter Elements Reagents

nCounter Elements are our digital molecular barcoding reagents that allow users to design their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes that they can purchase independently from an oligonucleotide manufacturer. The highly flexible architecture of nCounter Elements enables a broad range of basic research studies where iterative design and refinement of assays are important.

Master Kits

Our nCounter Master Kit includes all of the ancillary reagents and plasticware required for our customers to be able to setup and process samples in the nCounter Prep Station and nCounter Digital Analyzer. The components of the Master Kit include the sample cartridge, strip tubes, tips, buffers, and reagent plates.

Molecular Diagnostics

Our nCounter Dx Analysis System FLEX Configuration has the ability to simultaneously quantify gene expression on tens or hundreds of genes from minimal amounts of FFPE tissue, which makes it well suited for profiling pathway activation in tumor samples. In addition, it has the precision, reproducibility, and simple workflow required of technologies used in clinical laboratories. Our clinical laboratory customers use the nCounter Dx Analysis System, nCounter Elements reagents and in vitro diagnostic kits to provide clinical diagnostic services. Currently, Prosigna is the only in vitro diagnostic kit available for use on our nCounter Dx Analysis System. Over time, we intend to develop, obtain regulatory authorization for, and sell additional in vitro diagnostic kits, each of which will enable a unique diagnostic test.

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

Prosigna

Prosigna, our first molecular diagnostic test, is based on a collection of 50 genes known as the PAM50 gene signature, which was discovered by several of our research customers. Prosigna can provide a breast cancer patient and her physician with a subtype classification based on the fundamental biology of the patient’s tumor, as well as a prognostic score that indicates the probability of cancer recurrence over 10 years. Physicians use Prosigna to help guide therapeutic decisions so that patients receive a therapeutic intervention only if clinically warranted. Prosigna is regulated as an in vitro diagnostic test and we distribute it as a kit for use on our nCounter Dx Analysis System in clinical laboratories.

Prosigna in the United States. In September 2013, we received 510(k) clearance from the FDA to market in the United States a version of Prosigna providing a prognostic indicator for distant recurrence-free survival at 10 years, which is indicated for postmenopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (one to three positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment consistent with standard of care. For each patient, the Prosigna report includes the Prosigna Score, which is referred to as the ROR Score in the scientific literature and outside the United States, and a risk category based on both the Prosigna Score and nodal status. Node-negative patients are classified as low, intermediate or high risk, while node-positive patients are classified as low or high risk. Prosigna is not intended for diagnosis, to predict or detect response to therapy, or to help select the optimal therapy for patients. Prosigna competes with other tests that are currently available as services from specialized central laboratories.

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

As of December 31, 2015, we owned or exclusively licensed twelve issued U.S. patents and approximately 38 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 154 pending and granted counterpart applications worldwide, including 60 country-specific validations of five European patents. The issued U.S. patents that we own or exclusively license are expected to expire between July 3, 2021 and February 6, 2033. We have either sole or joint ownership positions in all of our pending U.S. patent applications. Where we jointly own cases, we have negotiated license or assignment provisions for exclusive rights. For our material nCounter Analysis System and Prosigna product rights, we are the exclusive licensee. We also generally protect our newly developed intellectual property by entering into confidentiality agreements that include intellectual property assignment clauses with our employees, consultants and collaborators.

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

Collaborations

Celgene Corporation

In March 2014, we entered into a collaboration with Celgene Corporation, or Celgene, to develop, seek regulatory approval for, and commercialize a companion diagnostic assay using the nCounter Analysis System to identify a subset of patients with DLBCL, who are believed to be the most likely to benefit from treatment with Celgene’s drug REVLIMID. Under the terms of the collaboration agreement, we will develop, seek regulatory approval for, and commercialize the diagnostic test, and we retain the flexibility to independently develop and commercialize additional indications for the test. We are eligible to receive payments totaling up to $45.0 million, of which $5.8 million was received as an upfront payment, $17.0 million is for potential success-based developmental and regulatory milestones, and the remainder is for potential commercial payments in the event sales of the test do not exceed certain pre-specified minimum annual revenues during the first three years following regulatory approval. In October 2015, the collaboration agreement was amended to include additional countries to conduct clinical trials and in return we received an upfront payment of $1.6 million in December 2015.

DLBCL is a heterogeneous group of cancers that represents the most common form of Non-Hodgkin Lymphoma. According to the National Cancer Institute, there were approximately 70,000 new cases of Non-Hodgkin Lymphoma in the United States in 2015. DLBCL is the most common type of Non-Hodgkin Lymphoma, representing approximately 1 out of every 3 cases. The subtypes of DLBCL have long been known to have varying prognoses. In January 2014, certain of our research customers published a paper in the journal Blood describing the development and validation of a biomarker assay based on a 20-gene expression DLBCL subtype classifier using our nCounter Analysis System. We have secured a license to the relevant intellectual property to enable the collaboration.

Under the collaboration agreement with Celgene, we have delivered an in vitro companion diagnostic test that will be used to subtype and screen patients who are being enrolled in a pivotal study of REVLIMID for the treatment of DLBCL. The upfront payment, a portion of the success-based milestone payments and the payment related to the 2015 amendment, totaling $13.3 million, have been received from Celgene to date, and we intend to use to cover our costs for clinical development of the test.

Merck & Co., Inc.

In May 2015, we entered into a clinical research collaboration agreement with Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. Under the terms of the collaboration agreement, we are eligible to receive up to $4.0 million in payments, of which we received an upfront payment of $2.0 million in July 2015 and development payments totaling $1.9 million during 2015.

In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. In connection with the execution of the development collaboration agreement, we and Merck terminated our May 2015 clinical research collaboration and moved all remaining activities under such clinical research collaboration work plan to the new development collaboration agreement. Under the terms of the new development collaboration agreement, we will receive $12.0 million as an upfront technology access payment and are eligible to receive up to an additional $12.0 million for potential preclinical regulatory milestone payments. We are also eligible to receive additional milestone payments upon achievement of certain regulatory milestones. Merck is responsible for its own costs under the development collaboration agreement and will reimburse us for allowable development costs, including personnel related and overhead costs for our employees assigned to the project, nCounter systems and clinical study reagents, and reimbursement of other out-of-pocket costs. For the first two quarters of the development term, our personnel related and overhead costs for employees assigned to the project are estimated to be up to $1.25 million. Following completion of the first two quarters of the development term, our allowable development costs for a given calendar quarter must be agreed to in advance by a joint steering committee composed of our and Merck’s representatives which will oversee and coordinate the parties’ activities under the development collaboration agreement. Development funding under the agreement also includes up to approximately $3.7 million related to work under an extension of our previous clinical research collaboration.

KEYTRUDA is among a class of promising immuno-oncology drugs called “checkpoint inhibitors” that target the interaction between the programmed cell death-1 (PD-1) immune “checkpoint” receptor, which inhibits the T-cell response and plays a key role in modulating T-cell function. Certain tumor cells expressing PD-1 are able to bind to the programmed cell death ligand-1 (PDL-1) expressed on the surface of certain T-cells and neutralize a patient’s immune response to the cancer cells. It has been shown that by administering a checkpoint inhibitor to block this interaction, a patient’s immune response can be unleashed to attack and kill the tumor cells, resulting in long-term remissions or cures in a meaningful percentage of patients treated.

Medivation, Inc. and Astellas Pharma, Inc.

In January 2016, we entered into a collaboration with Medivation, Inc. and Astellas Pharma Inc. to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. Under the terms of the collaboration agreement, we will modify our PAM50-based Prosigna Breast Cancer Assay for potential use as a companion diagnostic test for XTANDI (enzalutamide) for triple negative breast cancer. We will be responsible for developing and validating the diagnostic test and, if the parties thereafter determine to proceed, we will also be responsible for seeking regulatory approval for and commercializing the test. We have received a $6.0 million upfront payment for technology access, and are eligible to receive up to $10.0 million in development funding, in addition to other potential downstream milestone payments.

Triple negative breast cancer is a form of breast cancer for which the three most common types of receptors known to fuel breast cancer growth–estrogen, progesterone, and the HER-2/neu gene– are not present in the cancer tumor. Receptor-targeting therapies have fueled tremendous recent advances in the fight against breast cancer. However, since triple negative breast tumor cells lack the necessary receptors, all such targeted therapies are ineffective. Triple negative breast cancer represents a significant unmet need, as it tends to be more aggressive, more likely to recur, and more difficult to treat due to the lack of targeted treatments. XTANDI is currently approved for the treatment of metastatic castration-resistant prostate cancer. The modified Prosigna test will be based upon data from a Phase 2 trial conducted by Medivation and Astellas that evaluated enzalutamide in patients with triple negative breast cancer.

License Agreements

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties. For example, our base molecular barcoding technology is in-licensed from the Institute for Systems Biology and the intellectual property that forms the basis of Prosigna is in-licensed from Bioclassifier, LLC. In addition to the licenses with the Institute for Systems Biology and Bioclassifier, we have licensed technology related to the DLBCL assay from the National Institutes of Health, and we rely on other license and supply arrangements for proprietary components which require us to pay royalties on the sale of our products. Other research customers are using our nCounter Analysis System to discover gene expression signatures that we believe could form the basis of future diagnostic products. In the future, we may consider these gene signatures for in-licensing. Our licensing arrangements with the Institute for Systems Biology and Bioclassifier are discussed below in greater detail.

Institute for Systems Biology

In 2004, we entered into an agreement with the Institute for Systems Biology pursuant to which the Institute granted to us an exclusive, subject to certain government rights, worldwide license, including the right to sublicense, to the digital molecular barcoding technology on which our nCounter Analysis System is based, including 13 patents and patent applications. Pursuant to the terms of the amended license agreement, we are required to pay the Institute for Systems Biology royalties on net sales of products sold by us, or our sublicensees, at a low single digit percentage rate. Through December 31, 2015, we have paid aggregate royalties of $3.5 million under the license agreement. Unless terminated earlier in accordance with the terms of the amended license agreement, the agreement will terminate upon the expiration of the last to expire patent licensed to us. The Institute for Systems Biology has the right to terminate the agreement under certain situations, including our failure to meet certain diligence requirements or our uncured material breach of the agreement.

Bioclassifier, LLC

In July 2010, we entered into an exclusive license agreement with Bioclassifier, LLC, pursuant to which Bioclassifier granted to us an exclusive, subject to certain government rights, worldwide license, with the right to sublicense, to certain intellectual property rights and technology, including eight non-provisional patent applications, related to the PAM50 gene signature in the field of research products and prognostic and/or diagnostic tests for cancer, including Prosigna. Bioclassifier has licensed these rights from the academic institutions that employed the cancer researchers that discovered or were involved in the initial development of PAM50. Pursuant to the agreement, we are required to pay Bioclassifier the greater of certain minimum royalty amounts and mid-single digit to low double digit percentage royalties on net sales of products and/or methods sold by us that are covered by patent rights or include, use or are technology licensed to us. Our obligation to pay royalties to Bioclassifier expires on a country-by-country basis upon the expiration of the last patent licensed or, if a product or method includes, uses or is technology licensed to us but is not covered by a patent licensed to us, ten years after the first commercial sale of the product or method in such country. We are also required to pay Bioclassifier low to mid double digit percentage of any income received by us from the grant of a sublicense by use to the patents or technology licensed us under the agreement. The agreement specifies that we will control and be responsible for the costs of prosecuting and enforcing the intellectual property licensed in certain major market countries. The agreement also includes customary rights of termination for Bioclassifier, including for our uncured material breach or our bankruptcy. Through December 31, 2015, we have paid Bioclassifier $468,000 of which $26,000 will be credited against future royalties owed.

Research and Development

We have committed, and expect to continue to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled experienced research and development teams at our Seattle, Washington location with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. As of December 31, 2015, including clinical, medical and regulatory affairs, we had 87 employees in research and development, of which 27 hold a Ph.D. degree and 2 hold an M.D. degree. Our research and development expenses for the years ended December 31, 2015, 2014 and 2013 were $24.6 million, $21.4 million and $15.0 million, respectively.

nCounter Technology

We are continuously seeking to improve the nCounter Analysis System, including improvements to the technology and accessibility, or to extend its capabilities. As we make improvements or add new capabilities, we anticipate that we will make available new and improved generations of the nCounter Analysis System.

Our current technology development efforts are focused on:

•	Applications. We are developing additional application areas to enable researchers to apply the nCounter Analysis System to new experimental paradigms. For example, as part of our new suite of applications for 3D Biology, we added protein expression capability in 2015 and we plan to introduce a new capability for measurement of DNA mutations in 2016. With 3D Biology, research customers will be able to measure combinations of DNA, RNA and proteins in a single experiment. Consistent with our 3D Biology initiative, we are also continuing to update our panel product line.

•	Instruments. In July 2015, we launched the nCounter SPRINT Profiler, a new generation of the nCounter Analysis System that increases our addressable market by appealing to individual researchers. In early 2016, we announced our intention to develop a novel DNA sequencing chemistry called Hyb & Seq and a novel approach to digital, multiplexed measurement of protein expression with spatial resolution, both of which are based on our optical barcoding technology and will require development of new instruments.

Companion Diagnostic Development

In 2014, we entered into our first companion diagnostic collaboration with Celgene Corporation. Pursuant to the collaboration, we have developed an in vitro diagnostic test that is being used to test DLBCL patients to determine the subtype of their cancer (the Lymphoma Subtyping Test, or LST) and whether they will be enrolled in a Phase 3 clinical trial of REVLIMID for the DLBCL indication. We will monitor the testing process during that Phase 3 study and, if the study results are positive, we will submit appropriate filings for regulatory approval of the LST. We will own the commercial rights to the test and would make it commercially available in territories in which REVLIMID is approved for the DLBCL indication and for which we have any necessary regulatory authorizations to approve the test. Celgene has paid us $13.3 million to date, and may be obligated to pay us up to $45.0 million in total over the course of the collaboration.

In May 2015, we entered into a clinical research collaboration agreement with Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. Under the terms of the collaboration agreement, we are eligible to receive up to $4.0 million in payments, of which we received an upfront payment of $2.0 million in July 2015 and development payments totaling $1.9 million during 2015. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. For additional information regarding the development collaboration agreement, see the section of this report captioned “—Collaborations—Merck & Co., Inc.”

In January 2016, we entered into a collaboration with Medivation, Inc. and Astellas Pharma Inc. to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. Under the terms of the collaboration agreement, we will modify our PAM50-based Prosigna Breast Cancer Assay for potential use as a companion diagnostic test for XTANDI for triple negative breast cancer. XTANDI is currently approved for the treatment of metastatic castration-resistant prostate cancer. We will be responsible for developing and validating the diagnostic test and, if the parties thereafter determine to proceed, we will also be responsible for seeking regulatory approval for and commercializing the test. We received $6.0 million upfront for technology access, and are eligible to receive up to $6.0 million in preclinical stage milestones and up to $10.0 million in development funding, in addition to other potential downstream milestone payments.

We believe that there are likely to be many similar opportunities to collaborate with drug developers in the future and we intend to secure additional collaborations as the primary means to expanding our menu of diagnostic tests. These collaborations may be based on Prosigna, the LST, or other tests discovered by our research customers, either in academia or within biopharmaceutical companies themselves.

Prosigna Breast Cancer Assay

We plan to conduct clinical studies of Prosigna to generate more data regarding utilization of Prosigna in the clinical setting.

Our Prosigna clinical studies to date have employed a retrospective / prospective design, which means that we use samples that were previously collected from patients and for which the treatment regimen and ultimate outcome of each patient are known. Such studies are capital efficient as they do not require recruiting new patients and running prospective trials and they can be completed much more quickly than typical prospective clinical trials. We intend to use a similar approach whenever possible for any additional clinical studies we may conduct for Prosigna.

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

Future Molecular Diagnostics

We are continuously monitoring molecular signatures which have the potential to become additional diagnostic products or enable Laboratory Developed Tests based on nCounter Elements. We may in-license rights to molecular diagnostic intellectual property as part of our strategy to develop additional diagnostic products and enable Laboratory Developed Tests, with a particular focus on licensing rights from our research customers who are seeking to translate their research into clinical products or services after the necessary regulatory authorizations are secured.

Sales and Marketing

We began selling nCounter Analysis Systems to researchers in 2008 and began sales efforts in the clinical laboratory market in Europe and Israel in early 2013, and in the United States in November 2013. We sell our instruments and related products primarily through our own sales force in North America and through a combination of direct and distributor channels in Europe, the Middle East, Asia Pacific and South America. We have agreements with 22 distributors, each of which is exclusive within a certain territory. In the event the distributor does not meet minimum performance requirements, we may terminate the distribution agreement or convert from an exclusive to non-exclusive arrangement within the territory, allowing us to enter into arrangements with other distributors for the territory. None of our customers represented more than 10% of our revenue for the years ended December 31, 2015, 2014 or 2013.

Instrumentation and Research

Our sales and marketing efforts for instrumentation and in the life sciences research market are targeted at department heads, research or clinical laboratory directors, principal investigators, core facility directors, and research scientists and pathologists at leading academic institutions, biopharmaceutical companies, publicly and privately-funded research institutions and contract research organizations. We seek to increase awareness of our products among our target customers through direct sales calls, trade shows, seminars, academic conferences, web presence and other forms of internet marketing.

Our nCounter Analysis Systems are relatively new to the research and clinical laboratory market place and our instruments require a significant capital investment or commitment to a lease or reagent rental agreement. Our sales process involves numerous interactions with multiple people within an organization, and often includes in-depth analysis by potential customers of our products, proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis.

Molecular Diagnostics

The commercialization of Prosigna kits involves a three-pronged effort. First, we seek to establish third-party reimbursement and patient access for clinical testing services that our clinical laboratory customers will provide based upon our products by educating third-party payors regarding the clinical utility and health economic value of the clinical tests enabled by our technology. Second, we seek to establish an installed base of nCounter Analysis Systems by selling or leasing instruments to select clinical laboratories, with initial sales efforts directed at laboratories, hospitals, networks or practices that test or treat a high volume of breast cancer patients. As of December 31, 2015, there were approximately 50 laboratories worldwide that had purchased or rented nCounter Analysis Systems with the intent to market and sell Prosigna testing services. In the United States, this includes national diagnostic laboratories ARUP Laboratories, Laboratory Corporation of America Holdings, Quest Diagnostics and Genoptix. Third, we intend to drive physician demand for clinical testing services enabled by our diagnostic products, and direct test orders toward those laboratories which have adopted our technology. Where appropriate, we intend to coordinate commercial efforts with the sales and marketing personnel of the clinical laboratories offering clinical testing services based on our diagnostic products.

Manufacturing and Suppliers

We use third-party contract manufacturers to produce our instruments and raw materials for our consumables, and we build the CodeSets and reagent packages at our Seattle, Washington facility.

Instruments

We outsource manufacturing of our nCounter Analysis System instruments. Precision System Science, Co., Ltd. of Chiba, Japan, or PSS, is our sole source supplier for the nCounter Prep Station. Korvis Automation Inc., or Korvis, is our sole source supplier for our nCounter Digital Analyzers at its facility in Corvallis, Oregon. Paramit Corporation, or Paramit, is our sole source supplier for our nCounter SPRINT Profiler at its facility in Morgan Hill, California.

The facilities at which our instruments are built have been certified to ISO 13485:2003 standards. Our contracts with these instrument suppliers do not commit them to carry inventory or make available any particular quantities. Under the terms of the three instrument supply agreements, we are required to place binding purchase orders for instruments that will be delivered to us by the supplier three to six months from the date of placement of the purchase order. Although qualifying alternative third-party manufacturers could be time consuming and expensive, our instruments’ design is similar to other instruments and we believe that alternatives would be available if necessary. However, if our instrument suppliers terminate our relationship with them or if they give other customers’ needs higher priority than ours, then we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms.

Consumables

We manufacture our consumables in our Seattle, Washington facility which has been certified to ISO 13485:2003 standards. We expanded our manufacturing capacity in 2015 by relocating certain research and development functions and converting the space to incremental manufacturing labs and offices. In the future, should additional space become necessary, we believe that there will be space available near our existing facility that we believe we can secure; however, we cannot predict that this space will be available if and when it is needed.

We rely on a limited number of suppliers for certain components and materials used in the manufacture of our consumables. Some of these components are sourced from a single supplier. For example, Cidra Precision Services, LLC, of Wallingford, Connecticut, is the sole supplier of the microfluidic cartridge for our nCounter SPRINT Profiler. For some components, we have qualified second sources for several of our critical reagents, including oligonucleotides, adhesives and dyes. We believe that having dual sources for our components helps reduce the risk of a production delay caused by a disruption in the supply of a critical component. We continue to pursue qualifying additional suppliers, but cannot predict how expensive, time-consuming or successful these efforts will be. If we were to lose one or more of our suppliers, it may take significant time and effort to qualify alternative suppliers.

Competition

In the life sciences research market, we compete with companies such as Affymetrix, Agilent Technologies, Becton-Dickinson, Bio-Rad, Bio-Techne, Exiqon, Fluidigm, HTG Molecular Diagnostics, Illumina, Luminex, Merck Millipore, O-Link, Perkin Elmer, Qiagen, RainDance Technologies, Roche Applied Science, Thermo Fisher Scientific, and WaferGen Biosystems, some of which also offer diagnostic applications of their technologies. These competitors and others have products for gene and protein expression analysis that compete in certain segments of the market in which we sell our products. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market.

In the breast cancer diagnostics market, we compete with Genomic Health’s Oncotype Dx, a service for gene expression analysis performed in its central laboratory in Redwood City, California. We also face competition from companies such as Agendia, bioTheranostics, and NeoGenomics, which also offer centralized laboratories that profile gene or protein expression in breast cancer. Outside the United States, we also face regional competition from Myriad Genetics, which is marketing a product from Sividon Diagnostics called EndoPredict, a distributed test for breast cancer recurrence, and other independent laboratories.

We believe that we have multiple competitive advantages in the research market, including the automated nature of our nCounter Analysis System with its simple, rapid and efficient workflow that requires very limited human intervention or labor; the multiplexing capability of our technology to analyze significantly more target molecules in a single tube without amplification, representing multiple biological pathways; the ability to analyze combinations of DNA, RNA and proteins simultaneously in a single experiment; compatibility with many sample types, including difficult samples such as FFPE; and the ability to analyze small sample inputs, in some cases down to a single cell, from a wide variety of sample types. In the diagnostics market, we believe our competitive advantages include the compelling evidence of Prosigna’s ability to inform major medical treatment decisions, including results from our studies; the quality of our nCounter Analysis System, which enables consistent and reproducible results in decentralized laboratories; and the improved convenience for physicians and patients, including more rapid test result turnaround time.

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

A medical device is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component part or accessory which is (1) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (2) intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. In vitro diagnostics are a type of medical device and are tests that can be used in the diagnosis and/or detection of diseases, conditions or infections, including, without limitation, the presence of certain chemicals, genetic or other biomarkers. Some tests are used in laboratories or other health professional settings and other tests are for consumers to use at home.

Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, or 510(k), or premarket approval of a premarket approval application, or PMA, pursuant to the FDC Act prior to marketing, unless subject to an exemption. Devices deemed to pose relatively low risk are placed in either Class I or II. Placement of a device into Class II generally requires the manufacturer to submit to the FDA a 510(k) seeking clearance for commercial distribution; this is known as the 510(k) clearance process. Most Class I devices are exempted from this premarket requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and some diagnostic tests, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment Class III device for which PMA applications have not been called, are placed in Class III requiring PMA approval. A clinical trial is almost always required to support a PMA application and in many cases required for a 510(k) application. All clinical studies of investigational devices must be conducted in compliance with applicable FDA or Institutional Review Board, or IRB, regulations.

510(k) Clearance Pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA’s satisfaction that the proposed device is substantially equivalent in intended use and in technological characteristics to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of PMA applications. The previously cleared device is known as a predicate. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can last significantly longer, particularly for a novel type of product.

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

PMA Approval Pathway. The PMA approval pathway requires reasonable scientific evidence of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is costly, lengthy and uncertain.

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

Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application. The PMA approval process typically takes one to three years, but may last longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a “not approvable” determination based on deficiencies in the application and require additional clinical studies that are often expensive and time consuming and can delay approval for months or even years. During the review period for a new type of device, an FDA advisory committee, a panel of external experts, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process.

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information such as submission of final labeling, in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, post-approval studies and restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval or placement of restrictions on the sale of the device until the conditions are satisfied.

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

De Novo Pathway. If no predicate can be identified, the product is automatically classified as Class III, requiring a PMA. However, the FDA can reclassify, or use “de novo classification” for, a device for which there was no predicate device if the device is low or moderate risk. The FDA will establish special controls that other applicants for the same device type must implement, which often includes labeling restrictions and data requirements. Subsequent applicants can rely upon the de novo product as a predicate for a 510(k) clearance. The de novo route is less burdensome than the PMA process; it is similar in many respects to a 510(k), but generally takes much longer for clearance than the 510(k) process. A device company can ask the FDA at the outset if the de novo route is available for its particular product. The de novo route has been used for many in vitro diagnostic products.

Postmarket. After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off label” uses, registration and listing, the Medical Device Reporting, or MDR, regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act).

The FDA enforces these requirements by inspection, market surveillance, and other means. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from an untitled letter or a public warning letter to more severe sanctions such as fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMA approvals already granted; and criminal prosecution. For additional information, see the section of this report captioned “Risk Factors — Risks Related to Government Regulation and Diagnostic Product Reimbursement.”

Research Use Only. Research Use Only, or RUO, products belong to a separate regulatory classification under a long-standing FDA regulation. In essence, RUO products are not regulated as medical devices and are therefore not subject to the regulatory requirements discussed above. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use. In November 2013, the FDA issued a final guidance on RUO products, which, among other things, reaffirmed that a company may not make any clinical or diagnostic claims about an RUO product. The FDA will also evaluate the totality of the evidence to determine if the product is intended for diagnostic purposes, including how a customer uses the product. We cannot assure you that the FDA will not determine, based on the totality of circumstances, that our products marketed for RUO are not medical devices that will require clearance or approval.

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

Laboratory Developed Tests. Laboratory Developed Tests, or LDTs, are developed, validated and used within a single lab. In the past, the FDA generally exercised its enforcement discretion for LDTs and did not require clearance or approval prior to marketing. However, on October 3, 2014, FDA issued two draft guidances that propose to actively regulate LDTs using a risk-based approach. If the draft guidances go into effect in their current format, all laboratories offering LDTs, except for those offering only LDTs for forensic use and certain transplantation tests, will be subject to certain general device requirements such as MDR reporting. In addition, “high” and “moderate” risk devices not subject to an exemption will need to submit a PMA or 510(k) to FDA in a phased-in manner. The draft guidances have been the subject of considerable controversy and it is unclear whether the draft guidances will be finalized, and if so, what they will contain. Congress has also been considering legislation to regulate LDTs. It is unclear that any LDT-related legislation will be enacted.

Companion Diagnostics. In August 2014, FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, FDA will generally require approval or clearance for the device at the time when FDA approves the drug. Most companion diagnostics will require PMA approval.

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

In September 2012, Prosigna was CE-marked for compliance with IVDD 98/79/EC for use in conjunction with a diagnostic version of our nCounter Analysis System in the EU to assess a patients risk and or distant recurrence.

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

The decision of payors to cover and pay for a specific testing service is driven by many factors, including:

•	strong clinical validation data;

•	acceptance into major clinical guidelines, including the National Comprehensive Cancer Network, or NCCN, the American Society of Clinical Oncologists, or ASCO, and the St. Gallen Consensus guidelines;

•	health economic studies that may indicate that the test improves quality-adjusted survival and leads to reduced costs; and

•	decision impact studies that show the test leads to better treatment decisions.

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

We are pursuing Medicare coverage for Prosigna and where necessary working with MACs to obtain a favorable LCD. There are two distinct LCD processes for molecular diagnostic tests: the individual MAC LCD process and the Molecular Diagnostics Program, or MolDx program for Palmetto, a MAC. Pursuing a series of LCDs will require us to engage with each of the seven MACs not currently under the MolDx program for jurisdictions in which Prosigna testing services are provided. MACs have the option of paying for Prosigna claims without an LCD, and where possible we will pursue this less burdensome option. The MolDx program is the technology assessment and medical policy review process currently employed by Palmetto for North Carolina, South Carolina, Virginia, and West Virginia and by Noridian for California, Nevada, and Hawaii (Noridian has not published a MolDx decision for the other states under their Medicare contract: Washington, Oregon, Idaho, Utah, Arizona, Montana, Wyoming, North Dakota, and South Dakota). Determination of the Medicare contractor responsible for a laboratory claim is based on the location of the laboratory (not patient location). Prosigna was successfully covered and assigned a payment amount by the MolDx program in 2015. In late 2015 Prosigna was also covered by First Coast, the Florida MAC, and priced in early January 2016. Noridian has issued a draft LCD, which is expected to become final in 2016.

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

Employees

As of December 31, 2015, we had 307 employees, of which 87 work in manufacturing, 92 in sales, marketing and business development, 72 in research and development, 15 in clinical, medical and regulatory affairs, and 41 in general and administrative. None of our U.S. employees are represented by a labor union or is the subject of a collective bargaining agreement. As of December 31, 2015, of our 307 employees, 280 were employed in the United States and 27 were employed outside the United States.

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

Where You Can Find Additional Information

We make available free of charge through our investor relations website, www.nanostring.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, NanoString Technologies, Inc., 530 Fairview Avenue, N., Seattle, Washington 98109, e-mail: investorrelations@nanostring.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov.

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

We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $45.6 million and $50.0 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $222.5 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenues and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

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

We have experienced significant revenue growth in a short period of time. We may not achieve similar growth rates in future periods. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, development and commercialization of the Prosigna Breast Cancer Assay, or Prosigna, and other future diagnostic products worldwide are key elements of our growth strategy and have required us to hire and retain additional sales and marketing, regulatory, manufacturing and quality assurance personnel. If we do not successfully generate demand for our diagnostic products or manage our anticipated expenses accordingly, our operating results will be harmed.

Our future success is dependent upon our ability to expand our customer base and introduce new applications.

Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories that perform analyses using our nCounter Analysis Systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications, new instruments, and new diagnostic products. Furthermore, we expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Moreover, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining prognostic information that can help inform treatment decisions and that our nCounter Analysis Systems could enable an equivalent or superior approach that lessens reliance on centralized laboratories. Attracting new customers and introducing new applications requires substantial time and expense. Any failure to expand our existing customer base, or launch new applications, would adversely affect our ability to improve our operating results.

Our research business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.

In the near term, we expect that a large portion of our revenue will be derived from sales of our nCounter Analysis Systems to academic and government research laboratories and biopharmaceutical companies worldwide for research and development applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•	changes in government programs (such as the National Institutes of Health) that provide funding to research institutions and companies;

•	macroeconomic conditions and the political climate;

•	changes in the regulatory environment;

•	differences in budgetary cycles;

•	market-driven pressures to consolidate operations and reduce costs; and

•	market acceptance of relatively new technologies, such as ours.

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

Our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis. Furthermore, from time-to-time, we may lease instruments or place instruments under reagent rental agreements, wherein a customer does not purchase an instrument upfront but instead pays a rental fee associated with each purchase of reagents. An increase in instruments placed under these lease or reagent rental agreements may reduce the number of instruments we would otherwise sell in any period. In addition, any failure to meet customer expectations could result in customers choosing to continue to use their existing systems or to purchase systems other than ours.

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

In March 2014, we entered into our first companion diagnostic collaboration with Celgene Corporation to develop an in vitro diagnostic assay to be used for subtyping certain lymphoma patients and we intend to enter into additional similar collaborations over time. In May 2015, we entered into a clinical research collaboration agreement with Merck to develop an assay that could become the subject of an additional companion diagnostic collaboration. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. In January 2016, we announced a companion diagnostic collaboration with Medivation Inc. and Astellas Pharma Inc. to modify our Prosigna Breast Cancer Assay for potential use as a companion diagnostic test for enzalutamide for triple negative breast cancer. The success of the development programs for such assays will be dependent on the success of the related drug trials conducted by our collaborators. There is no guarantee that those clinical trials will be successful and, as a result, we may expend considerable time and resources developing in vitro diagnostic assays that cannot gain regulatory approval. Although we expect such collaborations to provide funding to cover our costs of development, failure of these clinical trials would reduce our prospects for introducing new diagnostic products and would adversely impact our growth prospects and future operating results.

Our future capital needs are uncertain and we may need to raise additional funds in the future.

We believe that our existing cash and cash equivalents, together with funds available under our term loan agreement, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations; and

•	further our research and development.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	revenue and cash flow derived from existing or future collaborations;

•	the cost of our research and development activities;

•	the cost and timing of regulatory clearances or approvals;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, including new licensing arrangements for new products.

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. For example, as of December 31, 2015, we have issued an aggregate of 960,400 shares of our common stock under a sales agreement with Cowen and Company, LLC, or Cowen, for total gross proceeds of $13.0 million. We have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. As of December 31, 2015, approximately $27.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Affymetrix, Agilent Technologies, Becton-Dickinson, Bio-Rad, Bio-Techne, Exiqon, Fluidigm, HTG Molecular Diagnostics, Illumina, Luminex, Merck Millipore, O-Link, Perkin Elmer, Qiagen, RainDance Technologies, Roche Applied Science, Thermo Fisher Scientific, and WaferGen Biosystems. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market.

We also compete with commercial diagnostics companies. We believe our principal competitor in the breast cancer diagnostics market is Genomic Health, which provides gene expression analysis at its central laboratory in Redwood City, California and currently commands a substantial majority of the market. We also face competition from companies such as Agendia, bioTheranostics, and NeoGenomics, which also offer services by means of centralized laboratories that profile gene or protein expression in breast cancer. In Europe, we also face regional competition from Myriad Genetics, which is marketing a product from Sividon Diagnostics called EndoPredict, a distributed test for breast cancer recurrence, as well as from other independent laboratories.

Many of our current competitors are large publicly-traded companies, or are divisions of large publicly-traded companies, and may enjoy a number of competitive advantages over us, including:

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

Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future products and systems. Existing markets for our products, including gene expression analysis, gene fusions and copy number variation, as well as new markets, such as protein expression and gene mutations, and potential markets for our research and diagnostic product candidates, are characterized by rapid technological change and innovation. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. It is critical to our success that we anticipate changes in technology and customer requirements and to successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. If we do not successfully innovate and introduce new technology into our product lines, our business and operating results will be adversely impacted.

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

The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in September 2015, we launched our first 3D Biology application, a new product that allows users to simultaneously measure gene and protein expression from a single sample. We plan to launch additional 3D Biology applications in the future that will also include measurement of DNA mutations. The future growth of the market for these new products depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods of genomic analysis. Also, in 2015, we commercially launched a new version of our nCounter Analysis system for research, the nCounter SPRINT Profiler. If the markets for our new products do not develop as we expect, our business may be adversely affected. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed.

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

We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, and we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in the European Union. We do not have regulatory clearance or approval to market in any additional markets, other than Israel, Canada, Turkey, South Africa, New Zealand, Hong Kong and Australia or to promote Prosigna in the United States for additional indications. Other than with respect to Prosigna in such jurisdictions, we are limited to marketing our products for research use only, which means that we cannot make diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions, as well as for other indications. In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining regulatory authorizations needed to use the companion diagnostic tests in clinical trials as well as the regulatory approvals to sell the companion diagnostic tests following completion of such trials.

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

We rely on Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station, Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer, Paramit Corporation of Morgan Hill, California, to build our new nCounter SPRINT Profiler and Cidra Precision Services, LLC, of Wallingford, Connecticut, to build the fluidics cartridge, a key component of our new nCounter SPRINT Profiler. Each of these contract manufacturers are sole suppliers. Since our contracts with these instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.

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

In addition, the introduction of new products may require the development of new manufacturing processes and procedures. For example, our new 3D Biology applications for the simultaneous measurement of gene and protein expression involve a new process for attaching antibodies to our molecular barcodes. While all of our codesets are produced using the same basic processes, significant variations may be required to meet product specifications. Developing new processes can be very time consuming, and any unexpected difficulty in doing so could delay the introduction of a product.

If our Seattle facilities become unavailable or inoperable, we will be unable to continue our research and development, manufacturing our consumables or processing sales orders, and our business will be harmed.

We manufacture our consumable products in our headquarters facilities in Seattle, Washington. In addition, Seattle is the center for research and development, order processing, receipt of our instruments manufactured by third-party contract manufacturers and shipping products to customers. Our facilities and the equipment we use to manufacture our consumable products would be costly, and would require substantial lead time, to repair or replace. Seattle is situated near active earthquake fault lines. These facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes and power outages, which may render it difficult or impossible for us to produce our products for some period of time. The inability to manufacture consumables or to ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is limited, may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

We expect to generate a substantial portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.

For the year ended December 31, 2015 and 2014, approximately 34% and 32%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

As of December 31, 2015, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $165.4 million, which expire in various years beginning in 2025, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOL and credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

In the United States, most of our products are currently labeled and sold for research use only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for use in clinical practice in diagnostics, and the products cannot include clinical or diagnostic claims or directions or support to use as diagnostic products, they are not subject to regulation by the Food and Drug Administration, or FDA, as medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post- market controls for medical devices. In November 2013, the FDA issued final guidance on RUO products, which, among other things, reaffirmed that a company may not make clinical or diagnostic claims about an RUO product or provide directions or support services to customers who are using RUO products for diagnostic purposes. If the FDA were to modify its approach to regulating our products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.

In addition, we sell dual-use instruments with software that has both FDA-cleared functions and research functions, for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, FDA issued a guidance that described FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and device functions for which approval/clearance is not required. There is a risk that the FDA could take enforcement action against a manufacturer for distributing dual-use instruments if the company does not follow the restrictions discussed in the guidance. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, and the instruments are being promoted off-label. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products.

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

In May 2015, Palmetto GBA, a Medicare Administrative Contractor that assesses molecular diagnostic technologies through its Molecular Diagnostic Services Program, or MolDX, issued a favorable local coverage determination for Prosigna which became effective on October 1, 2015. The coverage policy applies to the

Palmetto jurisdiction, comprising North Carolina, South Carolina, Virginia and West Virginia, but other Medicare jurisdictions participating in the MolDX program may choose to adopt the same policy and other MACs have confirmed coverage but have not issued Prosigna-specific policies. For example, CGS, another MAC whose jurisdiction covers Kentucky and Ohio, issued a local coverage determination identical to Palmetto’s which also became effective October 1 and CAHABA, the MAC that covers Alabama, Georgia and Tennessee, has confirmed coverage through its news bulletins. In late 2015 Prosigna was also covered by First Coast, the Florida MAC, and priced in early January 2016. Despite such positive developments, other Medicare contractors covering other jurisdictions (such as Novitas) have initially declined to cover Prosigna.

If we are unable to obtain positive policy decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our products would be compromised and our revenue would be significantly limited. Even if we do obtain reimbursement for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology, and indirectly, demand for diagnostic products. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services, which may include decreased coverage or reduced reimbursement. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, and are subject to change at any time. Most recently the Protecting Access to Medicare Act (PAMA) of 2014 revises the Medicare Clinical Laboratory Fee Schedule (CLFS) to base prices on commercial payer rates that are reported to the Centers for Medicare and Medicaid Services (CMS). In September 2015, CMS released the much anticipated Clinical Diagnostic Tests Laboratory Payment System regulations, in response to PAMA. The statute applies different reporting and payment requirements to Advanced Diagnostic Laboratory Tests (ADLTs) and to Clinical Diagnostic Laboratory Tests (CDLTs). Under the definitions in the proposed rules, Prosigna would be defined as a CDLT and would be repriced every three years based on a weighted median of commercial payments submitted by labs. As a result, if commercial payment amounts decline, there is a risk that Medicare prices will fall as well. Reductions in the reimbursement rate of third-party payors have also occurred and may occur in the future. Reductions in the prices at which testing services based on our technology are reimbursed could have a negative impact on our revenue.

In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. Recently, positive reimbursement decisions for Prosigna have occurred in certain regions of Spain and Israel. Despite these positive developments, we continue to expect that it will take several years to establish broad coverage and reimbursement for testing services based on our products with most payors in countries outside of the United States, and our efforts may not be successful.

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

In February 2014, we launched nCounter Elements reagents, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes. nCounter Elements reagents may be used by laboratories in conjunction with appropriate analyte specific reagents and general purpose reagents to create diagnostic test procedures or test systems.

A clinical laboratory can use nCounter Elements reagents to create what is called a Laboratory-Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests. Historically, LDTs generally have not been subject to FDA regulation. In October 2014, the FDA issued its draft guidance documents for LDTs proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could restrict the demand for our products, including nCounter Elements reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. If the FDA issues final guidance documents for LDTs, such regulation could adversely affect our prospects, results of operations and financial condition. Similarly, there have been proposals that Congress enact legislation that could result in FDA regulation of some LDTs. If legislation were enacted, it could adversely affect demand for our products, including nCounter Elements reagents.

Approval and/or clearance by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies, we are required to obtain either prior 510(k) clearance or prior pre-market approval, or PMA, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1–3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. We intend to pursue additional intended uses for Prosigna that may require a PMA approval, which is a more burdensome regulatory process than the 510(k) clearance process. In addition, we are currently collaborating with Celgene, Merck and Medivation and Astellas on companion diagnostics. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), the Agency expects that companion diagnostics usually will require a PMA.

Any 510(k) clearance or PMA approval we obtain for any future product would likely place substantial restrictions on how our device is marketed or sold. The FDA will continue to place considerable restrictions on our products, including, but not limited to, the Quality System Regulation, or QSR, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.

Sales of our diagnostic products outside the United States are subject to foreign regulatory requirements governing clinical studies, vigilance reporting, marketing approval, manufacturing, regulatory inspections, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals outside the United States may differ from that required to obtain FDA approval or clearance, and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval or clearance by regulatory authorities in other countries or by the FDA, and foreign regulatory authorities could require additional testing beyond what the FDA requires. In addition, FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or to obtain required approvals or clearances could impair our ability to commercialize our diagnostic products outside of the United States.

We expect to rely on third parties in conducting any future studies of our diagnostic products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including additional indications for Prosigna. Accordingly, we expect to rely on third parties, such as medical institutions, clinical investigators, consultants, and collaborators to conduct such studies. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to develop, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.

We are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.

Certain of our products are regulated as medical devices, including Prosigna, the nCounter Dx Analysis System and nCounter Elements reagents. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review. These include routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. It is expected that in 2016 the European Union will adopt the IVD Directive Regulation, currently in draft form, which would increase the regulatory requirements applicable to some in vitro diagnostics in the EU and may require that we re-classify and obtain pre-approval for our existing CE-marked IVD products after a 5-year grace period. We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the cleared (or equivalent) indication. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the U.S. and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. In December 2015, Congress passed a two-year suspension of the medical device tax from January 1, 2016 to December 31, 2017. Absent further legislative action, the medical device tax would be reinstated January 1, 2018. The tax applies to our listed medical device products, which include the nCounter Dx Analysis System, Prosigna in vitro diagnostic kits and nCounter Elements reagents. The ACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015 and a productivity adjustment to the Clinical Laboratory Fee Schedule. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our customers use our technology to deliver to Medicare beneficiaries, and may indirectly reduce demand for our products.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2015, we owned or exclusively licensed twelve issued U.S. patents and approximately 38 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 154 pending and granted counterpart applications worldwide, including 60 country-specific validations of five European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

Although our common stock is listed on The NASDAQ Global Market, the market for our shares has demonstrated varying levels of trading activity and the current level of trading may not be sustained in the future. Purchases or sales of large blocks of our shares relative to the trading volume on a given day can have a disproportionate effect on the price of our common stock. The lack of an active market for our common stock or significant and rapid changes in the price of our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital.

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

Our executive officers and directors together with their respective affiliates, own approximately 29% of our outstanding common stock as of December 31, 2015. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we are availing ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We currently have three long-term operating lease agreements for 86,877 square feet of space used for general office, laboratory, manufacturing, operations, and research and development purposes in Seattle, Washington. This includes an amendment to one of our lease agreements entered into February 2016, which added an additional 6,604 square feet and extended the original lease term for an additional year. The long-term operating leases, including the amended lease agreement, expire in 2026 and include options to renew at the then fair market rental for each of the facilities. The lease agreements contain rent abatement periods, scheduled rent increases and provide for tenant improvement allowances.

Our landlords hold security deposits of approximately $359,000. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.	Legal Proceedings

We are not engaged in any material legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. We believe that there are no claims or actions pending against us currently, the ultimate disposition of which would have a material adverse effect on our consolidated results of operation, financial condition or cash flows.

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

Year ended December 31, 2014	High	Low
First quarter	$22.44	$16.28
Second quarter	$21.87	$12.03
Third quarter	$15.45	$10.81
Fourth quarter	$15.28	$7.80

Year ended December 31, 2015
First quarter	$14.74	$9.95
Second quarter	$16.40	$10.21
Third quarter	$19.81	$13.16
Fourth quarter	$16.23	$12.94

Holders

As of March 1, 2016, there were approximately 51 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Recent Sales of Unregistered Securities

In August 2015, we issued 250 shares of our common stock upon the exercise of warrants at a price of $8.45 and received gross proceeds of $2,112. These issuances were exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. The recipients acquired the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed thereto.

Item 6.	Selected Financial Data

The following selected financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2015, 2014 and 2013 and Consolidated Balance Sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2012 and 2011 and Consolidated Balance Sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statements of Operations:
Revenue	$62,667	$47,593	$31,403	$22,973	$17,800

Costs and expenses:
Cost of revenue	26,126	21,149	15,009	12,361	9,777
Research and development	24,597	21,404	14,979	11,635	8,990
Selling, general and administrative	53,186	51,063	29,912	15,486	9,529

Total costs and expenses	103,909	93,616	59,900	39,482	28,296

Loss from operations	(41,242)	(46,023)	(28,497)	(16,509)	(10,496)

Other income (expense):
Interest income	233	272	68	21	10
Interest expense	(4,017)	(4,140)	(1,942)	(804)	(599)
Other income (expense)	(389)	(147)	(66)	(29)	80
Revaluation of preferred stock warrant liability	—	—	1,156	(387)	73

Total other income (expense)	(4,173)	(4,015)	(784)	(1,199)	(436)

Net loss before provision for income taxes	(45,415)	(50,038)	(29,281)	(17,708)	(10,932)
Provision for income taxes	(166)	—	—	—	—

Net loss	$(45,581)	$(50,038)	$(29,281)	$(17,708)	$(10,932)
Accretion of mandatorily redeemable convertible preferred stock	—	—	(4,653)	(7,533)	(5,251)

Net loss attributable to common stockholders	$(45,581)	$(50,038)	$(33,934)	$(25,241)	$(16,183)

Net loss per share—basic and diluted	$(2.40)	$(2.80)	$(4.44)	$(71.10)	$(50.10)

Weighted-average shares used in computing basic and diluted net loss per share	19,027	17,839	7,643	355	323

	As of December 31,
	2015	2014	2013		2012		2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$49,044	$72,225	$42,656		$21,692		$10,868
Working capital	61,882	76,411	42,106	(1)	19,937	(1)	12,236	(1)
Total assets	92,869	102,068	64,372	(1)	37,406	(1)	24,584	(1)
Total long-term debt and lease financing obligations, net of unamortized debt issue costs (includes current portion)	41,226	30,246	18,293	(1)	12,759	(1)	1,887	(1)
Mandatorily redeemable convertible preferred stock	—	—	—		103,622		80,957
Total stockholders’ equity (deficit)	$20,215	$44,813	$31,469		$(93,760)		$(69,451)

(1)	Amounts have not been retrospectively modified to reflect the adoption of Accounting Standard Update No. 2015-03. Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of diseases, such as cancer, and to clinical laboratories and medical centers for diagnostic use. As of December 31, 2015, we have an installed base of over 350 systems, which our customers have used to publish more than 1,000 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we are collaborating with several biopharmaceutical companies to develop companion diagnostics, in vitro diagnostic tests to be used to identify which patients are most likely to respond to a particular drug therapy.

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

We use third-party contract manufacturers to produce the instruments comprising the nCounter Analysis System. We manufacture consumables at our Seattle, Washington facility. This operating model is designed to be capital efficient and to scale efficiently as our product volumes grow. We focus a substantial portion of our resources on developing new technologies, products and solutions. We invested $24.6 million, $21.4 million and $15.0 million in 2015, 2014 and 2013, respectively, in research and development and intend to continue to make significant investments in research and development.

In March 2014, we entered into a collaboration agreement with Celgene Corporation pursuant to which we are working collaboratively with Celgene to develop, seek regulatory approval for, and commercialize a companion diagnostic assay for use in screening patients with Diffuse Large B-Cell Lymphoma. We received an upfront payment of $5.8 million in June 2014 upon our delivery of certain information to Celgene. We also achieved and were paid for certain development-related milestones totaling $6.0 million during 2014 and recognized the related revenue according to the proportional performance model. We are eligible to receive up to $11.0 million in additional success-based payments related to regulatory milestones. In October 2015, we amended the collaboration agreement to include additional countries to conduct clinical trials and in return we received an upfront payment of $1.6 million in December 2015. We will retain all commercial rights to the diagnostic test developed under this collaboration and, assuming success in the clinical trial process, and subject to regulatory approval, expect to generate revenues from the sale of the resulting in vitro diagnostic kits.

In May 2015, we entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. or Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. We received an upfront payment of $2.0 million in July 2015 and development payments totaling $1.9 million during 2015. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. In May 2015, we entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. or Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. We received an upfront payment of $2.0 million in July 2015 and development payments totaling $1.9 million during 2015. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. Under the terms of the new development collaboration agreement, we will receive a $12.0 million upfront technology access fee and are eligible to receive up to $12.0 million for potential preclinical regulatory milestone payments. We are also eligible to receive development funding and other potential downstream regulatory milestone payments. For additional information regarding the development collaboration agreement, see the section of this report captioned “Business—Collaborations—Merck & Co., Inc.”

Our total revenue increased to $62.7 million in 2015 from $47.6 million in 2014 and $31.4 million in 2013, which was driven primarily by the sale of additional nCounter Analysis Systems and consumables for use on our growing installed base of instruments. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, recently, sales revenue has been growing more rapidly outside North America and we believe this trend may continue. We have never been profitable and had net losses of $45.6 million, $50.0 million, and $29.3 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, our accumulated deficit was $222.5 million.

Key Financial Metrics

We are organized as, and operate in, one reportable segment, which is the development, manufacture and commercialization of instruments, consumables and services for efficiently profiling the activity of hundreds of genes and proteins simultaneously from a single tissue sample.

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

Product Revenue

Our products consist of our nCounter Analysis System and related consumables, including Prosigna in vitro diagnostic kits. Our nCounter MAX Analysis System typically consists of one nCounter Digital Analyzer and one nCounter Prep Station, having a U.S. list price of $235,000. The U.S. list price of the similarly configured nCounter Dx FLEX Analysis System is $265,000, or $285,000 if fully enabled to run Prosigna. Our newly developed nCounter SPRINT Profiler has a reduced footprint and combines the function of the prep station with the digital analyzer in a single instrument. It has a U.S. list price of $149,000. Outside the United States, depending on the country, the list price is generally higher. Systems are sold to distributors at a discount to list price. Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis System and purchase related consumables, potentially including Prosigna kits.

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

The list price of a Prosigna test in the United States and Europe is $2,080 and €1,550 per patient, respectively. Although the price of Prosigna and our additional future diagnostic products will depend on many factors, including whether and how much third-party payors will reimburse laboratories for conducting such tests, we expect that the gross margin for our diagnostic kits will be higher than for our research consumables. We sell Prosigna kits to our lab customers, who will be responsible for providing the testing service and contracting and billing payors. Prosigna kits are sold to clinical laboratories on a fixed dollars-per-kit basis, which does not expose us to direct third-party payor reimbursement risk. However, we provide customary volume discounts, and in some cases, introductory pricing during the period in which third-party payor reimbursement is being established. As a result, the average selling price per Prosigna test is lower than list price.

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

Collaboration Revenue

Collaboration revenue is primarily derived from our collaborations with Celgene and Merck. As of December 31, 2015, we had received a total of $17.2 million from collaboration these agreements, of which $2.9 million and $5.9 million had been recorded as collaboration revenue in 2014 and 2015, respectively, with the remainder recorded as deferred revenue, which will be recognized as collaboration revenue over our remaining development performance period for each of the agreements. Collaboration revenue also includes revenue recognized under a smaller evaluation study being performed for a different biopharmaceutical company.

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

	Year Ended December 31,
	2015		2014		2013
	(Dollars in thousands)
Americas	$41,265	66%	$32,244	68%	$21,855	70%
Europe & Middle East	14,807	24	9,174	19	5,775	18
Asia Pacific	6,595	10	6,175	13	3,773	12

Total	$62,667	100%	$47,593	100%	$31,403	100%

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

The average unit costs of our instruments has declined in the current year as compared to prior years as a result of introducing our lower-cost nCounter SPRINT Profiler in July 2015. We expect the average unit costs of our instruments to continue to decline as we expand our market opportunity among smaller research laboratories and sell a higher proportion of SPRINT systems. We expect the unit costs of consumable products to decline as a result of our ongoing efforts to improve our manufacturing processes and expected increases in production volume and yields. Although the unit costs of our custom CodeSets vary, they are generally higher as a percentage of the related revenue than our panels, in vitro diagnostic kits and nCounter Elements reagents.

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

Given the relatively small size of our research and development staff and the limited number of active projects at any given time, we have found that, to date, it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, other than for collaborations, we do not require employees to report their time by project nor do we allocate our research and development costs to individual projects. Research and development expense by functional area was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Core nCounter platform technology	$6,749	$6,975	$4,330
Manufacturing process development	1,802	2,124	1,588
Life sciences research products and applications	4,982	3,834	2,914
Diagnostic product development	3,727	3,292	1,617
Clinical, regulatory and medical affairs	4,939	3,740	2,988
Facility allocation	2,398	1,439	1,542

Total	$24,597	$21,404	$14,979

Our Prosigna clinical studies have generally employed a retrospective / prospective design, which means that we use samples that were previously collected from patients and for which the treatment regimen and ultimate patient outcome is known. Such studies are capital efficient as they do not require recruiting new patients and they can be completed much more quickly than typical prospective clinical trials. We intend to use a similar approach whenever possible for additional Prosigna clinical studies, however the clinical studies for companion diagnostic products will be prospective in nature, and while the costs of these studies are being funded by our collaborators, they will generally require several years to complete.

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

Factors Affecting Our Performance

Instrument Installed Base

Our future financial performance will be driven in large part by the rate of sales of our nCounter Analysis Systems. In July 2015, we introduced our new generation of the nCounter Analysis System, the nCounter SPRINT Profiler, which we believe increases our addressable market substantially by making the technology more appealing to individual researchers. The new system is a single instrument with a reduced footprint that combines the prep station and the digital analyzer and is offered at a more affordable price.

We plan to grow our system sales in the coming years through other strategies, including expanding our sales channel in both direct and distributor territories and continuing to enhance the underlying technology and applications for both research and clinical diagnostics use. As part of this strategy, we restructured our sales and marketing organization in early 2015 and plan to add incremental sales territories and augment our field sales team with greater inside sales support in 2016. Similarly, as of December 2015, we have contracted with a total of 22 distributors. As our installed base of instruments grows, we solicit feedback from our customers and focus our research and development efforts on enabling the nCounter Analysis System for additional applications, which in turn helps to drive additional sales of our instruments and consumables.

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

As of December 31, 2015 we had an installed base of more than 350 nCounter Analysis Systems, which we count based on the number of nCounter Digital Analyzers sold given that a system may couple an analyzer with multiple nCounter Prep Stations. Management focuses on instrument unit sales as a primary indicator of current business success and a leading indicator of likely future sales of consumables.

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

Revenue Mix and Gross Margin

Our product revenue is derived from sales of the nCounter Analysis System and related consumables, including Prosigna in vitro diagnostic kits. Generally, our consumables have higher gross margins than our instruments. There will be fluctuations in mix between instruments and consumables from period to period. Although results may vary period to period, over time, as our installed base of systems grows, consumables should constitute a larger percentage of total revenue, which would tend to increase our gross margins. In addition, we expect both the average selling price and the manufacturing cost of our instruments to decrease with the introduction of the nCounter SPRINT Profiler and, potentially, future generations of our nCounter Analysis System. Future instrument selling prices and gross margins may fluctuate as we introduce new products and reduce our product costs and from variability in the timing of new product introductions.

We derive service revenue from extended service contracts, which are purchased by a majority of our customers. Additionally, we selectively provide proof-of-principle studies in connection with prospective sales to customers to demonstrate the performance of our nCounter Analysis System. Collaboration revenue is a relatively new source of revenue primarily from our diagnostic collaborations with Celgene and Merck, which is expected to increase over time if we are successful in entering into other similar collaborations.

The following table reflects the breakdown of revenue in absolute dollars and as percentage of total revenue.

	Year Ended December 31,
	2015		2014		2013
	(Dollars in thousands)
Product revenue:
Instruments	$20,974	33%	$18,078	38%	$12,995	41%
Consumables	30,597	49	23,819	50	16,642	53
In vitro diagnostic kits	2,457	4	668	1	181	1

Total product revenue	54,028	86	42,565	89	29,818	95
Service revenue	2,611	4	1,932	4	1,585	5

Total product and service revenue	56,639	90	44,497	93	31,403	100
Collaboration revenue	6,028	10	3,096	7	—	—

Total revenue	$62,667	100%	$47,593	100%	$31,403	100%

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

We believe that there is significant potential to enter into more companion diagnostic collaborations of a similar nature to our collaboration with Celgene and Merck. Such collaborations are attractive in that they can provide upfront technology access fees, near-term funding of development costs, potential milestone revenues and potential additions to the menu of tests that we can market and sell for use on the nCounter Dx Analysis System. We believe we are well positioned as a desirable development partner to drug developers due to a number of factors, including unique technological capabilities in multiplexed gene expression analysis; prior FDA clearance of our instrument system for use with Prosigna; an expanding installed base of systems in clinical laboratories; and established clinical and regulatory capabilities.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,		Change 2015 v. 2014
	2015	2014	Dollars	Percentage
	(Dollars in thousands)
Product revenue:
Instruments	$20,974	$18,078	$2,896	16%
Consumables	30,597	23,819	6,778	28
In vitro diagnostic kits	2,457	668	1,789	268

Total product revenue	54,028	42,565	11,463	27
Service revenue	2,611	1,932	679	35

Total product and service revenue	56,639	44,497	12,142	27
Collaboration revenue	6,028	3,096	2,932	95

Total revenue	$62,667	$47,593	$15,074	32%

Instruments, consumables and service revenue increased significantly for the year ended December 31, 2015 due to the increased volume of instruments sold. The total growth in the installed base of our instruments in 2015 was 34%. The increase in consumables revenue was primarily driven by growth in our installed base of instrument systems as the average amount of consumable revenue sold was over $100,000 per installed system in 2015 and 2014. In vitro diagnostic kit revenue represents sales of Prosigna assays, which increased as more providers came online, and testing volumes increased. The increase in service revenue was primarily related to an increase in the number of instruments covered by service contracts. Collaboration revenue increased largely due to the collaboration with Merck, which was initiated in May 2015.

Cost of Product and Service Revenue; Gross Profit; and Gross Margin

	Year Ended December 31,		Change
	2015	2014	Dollars	Percentage
	(Dollars in thousands)
Cost of product and service revenue	$26,126	$21,149	$4,977	24%
Product and service gross profit	$30,513	$23,348	$7,165	31
Product and service gross margin	54%	52%

The increase in cost of product and service revenue for 2015 was related to the increased volume of instruments, consumables, in vitro diagnostic kits and services sold. The increase in gross margin on product and service revenues is primarily due to a product mix shift towards consumables and other factors, including improved margins on consumable revenues and service revenue as a result of increasing scale.

Research and Development Expense

	Year Ended December 31,		Change
	2015	2014	Dollars	Percentage
	(Dollars in thousands)
Research and development expense	$24,597	$21,404	$3,193	15%

The increases in research and development expense in 2015 reflected a $3.6 million increase in personnel-related expenses and a $0.9 million increase in supply costs to support primarily the advancement of our diagnostic and product development activities, including activities to support our collaboration agreements. In addition, facility costs increased $0.9 million due to expansion of our leased space for research and development activities. These increases were partially offset by decreases of $2.1 million in engineering and consulting costs primarily for the development of our nCounter technologies in 2015.

Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2015	2014	Dollars	Percentage
	(Dollars in thousands)
Selling, general and administrative expense	$53,186	$51,063	$2,123	4%

The increases in selling, general and administration expense in 2015 were primarily attributable to a $3.7 million increase in staffing and personnel-related costs to support sales and marketing and administration; and increased facilities costs of $1.3 million as a result of our expanded leased space for operational and administrative activities. Partially offsetting the increase was a reduction of $2.8 million in marketing program costs in 2015.

Other Income (Expense)

	Year Ended December 31,		Change
	2015	2014	Dollars	Percentage
	(Dollars in thousands)
Interest income	$233	$272	$(39)	(14)%
Interest expense	(4,017)	(4,140)	123	(3)
Other expense	(389)	(147)	(242)	165

Total other income (expense)	$(4,173)	$(4,015)	$(158)	4

The $0.1 million decrease in interest expense in 2015 was related to the costs incurred to pay off our former credit facility in April 2014, offset by an overall increase in borrowing in 2015. In 2014, we incurred and recorded $1.4 million of interest expense related to the repayment of our former credit facility, including a loss on extinguishment of debt of $0.6 million. The impact of these expenses not recurring in 2015 was partially offset by a $1.3 million increase in interest expense attributable to our increase in borrowings outstanding for the respective periods. Long-term debt and lease financing obligations outstanding increased to $41.2 million as of December 31, 2015 as compared to $30.2 million as of December 31, 2014. The average balance of long-term debt and lease financing obligations outstanding was $31.4 million in 2015 compared to $22.5 million in 2014.

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

The increase in interest expense in 2014 was related to the costs incurred to pay off our former credit facility in April 2014 and an overall increase in borrowing. In 2014, we incurred and recorded $1.4 million of interest expense related to the repayment of our former credit facility, including a loss on extinguishment of debt of $0.6 million. Long-term debt outstanding increased to $30.2 million as of December 31, 2014 as compared to $18.3 million as of December 31, 2013. The average net debt balance was $22.5 million in 2014 compared to $16.7 million in 2013.

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash, cash equivalents and short-term investments of $49.0 million, compared to $72.2 million as of December 31, 2014. We believe our existing cash, cash equivalents and short-term investments, together with the additional borrowing capacity under our term loan agreement, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; the nature and timing of any additional companion diagnostic development collaborations we may establish; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Sources of Funds

Our cash used in operations for the year ended December 31, 2015 was $43.4 million and we expect to continue to require cash to fund our operations for at least the next several years.

In May 2015, we entered into a sales agreement with a sales agent to sell shares of our common stock through an “at the market” equity offering program for up to $40 million in total sales proceeds. Under the sales agreement, we sold 960,400 shares during 2015 for net proceeds of $12.5 million. The sale agreement allows for us to set the parameter for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limits the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of December 31, 2015, approximately $27.0 million of common stock is available to be sold under the “at the market” equity offering program. We cannot guarantee that we will be able to sell the remaining available shares under the sales agreement under favorable market conditions.

In April 2014, we entered into a term loan agreement under which we may borrow up to $45.0 million, including an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, we borrowed $20.0 million, the proceeds of which were primarily used to repay the outstanding balance under our former credit facility plus a related $1.0 million end of term payment, a $0.3 million make-whole premium, and deferred interest. We incurred and recorded a total charge to interest expense of $1.4 million related to the repayment of our former credit facility, including a loss on extinguishment of debt of $0.6 million. In October 2014, we borrowed an additional $10.0 million under the term loan agreement.

In October 2015, we amended our term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60 million (excluding accrued interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at our option and paid together with the principal at maturity. We have elected to exercise the option to defer a portion of the interest and we have recorded $1.5 million of deferred interest through December 31, 2015. In December 2015, we borrowed an additional $10 million under the terms of the amended agreement and we are required to borrow an additional $5 million no later than June 30, 2016. At our option, we may borrow up to an additional $15 million through December 31, 2016. Total borrowings under the amended term loan agreement were $41.5 million as of December 31, 2015.

Under the amended term loan agreement, we may pay interest-only for the first seven years of the term and principal payments are due in four equal installments during the eighth year of the term. We have the option to prepay the term loan, in whole or part, at any time subject to payment of a redemption fee of up to 4%, which declines 1% annually thereafter, with no redemption fee payable if prepayment occurs after the fourth year of the loan. In addition, a facility fee equal to 2.0% of the amount borrowed plus any deferred interest is payable at the end of the term or when the loan is repaid in full. A long-term liability of $1.1 million is being accreted using the effective interest method for the facility fee over the term of the loan agreement. Obligations under the term loan agreement are collateralized by substantially all of our assets.

The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial covenants, which was $55.0 million for 2015 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If our actual revenues are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. We were in compliance with our covenants as of December 31, 2015.

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

Use of Funds

Our principal uses of cash are funding our operations, satisfaction of our obligations under our debt instruments, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing research business, developing and commercializing Prosigna, and supporting our companion diagnostic collaborations with Celgene and Merck. As a result, our cash used in operating activities has increased. Our operating cash requirements may increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems among research customers and clinical laboratories and continue to promote consumable usage, including Prosigna, (2) commercialize, and conduct studies to expand the clinical utility of Prosigna and develop new diagnostic tests, such as LST for DLBCL, and (3) develop new applications, chemistry and instruments for our nCounter platform, as we cannot be certain our revenues will grow sufficiently to offset our operating expense increases.

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

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash used in operating activities	$(43,362)	$(38,061)	$(31,346)
Cash provided by (used in) investing activities	23,769	(24,275)	(32,955)
Cash provided by financing activities	24,268	69,566	52,550

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

Net cash used in operating activities for 2015 consisted of our net loss of $45.6 million and $7.8 million of changes in our operating assets and liabilities. These uses were partially offset by $10.0 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, and amortization of premium on short-term investments.

Net cash used in operating activities for 2014 consisted of our net loss of $50.0 million partially offset by $4.7 million of changes in our operating assets and liabilities, including $8.8 million of deferred revenue from the Celgene collaboration, and $7.3 million of net non-cash income and expense items, such as depreciation and amortization, amortization of premium on short-term investments, loss on extinguishment of debt, deferred interest converted to principal for the term loan and stock-based compensation.

Net cash used in operating activities for 2013 consisted of our net loss of $29.3 million and $3.8 million of changes in our operating assets and liabilities. These uses were partially offset by $1.8 million of net non-cash income and expense items, such as depreciation and amortization, stock-based compensation and the change in the fair value of preferred stock warrants.

Investing Cash Flows

Our most significant investing activities for the years ended December 31, 2015, 2014 and 2013 were related to the purchase and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

In the years ended December 31, 2015, 2014 and 2013, we purchased $3.8 million, $1.9 million, and $0.8 million respectively, of property and equipment required to support the growth and expansion of our operations.

Financing Cash Flows

Historically, we have funded our operations through the issuance of equity securities and debt borrowings.

Net cash provided by financing activities for 2015 consisted of net proceeds of $12.5 million from the sale of shares through an “at the market” equity offering program, proceeds of $10.0 million from our amended term loan agreement, Employee Stock Purchase Plan proceeds of $1.3 million, and $0.9 million of proceeds from the exercise of stock options. These proceeds were partially offset by payment of lease financing obligations of $0.3 million and payment of deferred offering costs related to the equity offering program of $0.2 million.

Net cash provided by financing activities for 2014 consisted of net proceeds of $57.0 million from our public offering of common stock, proceeds of $30.0 million from our term loan agreement, Employee Stock

Purchase Plan proceeds of $1.0 million, $0.4 million of proceeds from the exercise of stock options, and net proceeds of $0.2 million from the exercise of common stock warrants. These proceeds were partially offset by the repayment of the outstanding balance under our former credit facility in the amount of $18.2 million, payment of deferred costs related to our term loan agreement in the amount of $0.8 million, and the repurchase of shares related to common stock warrant exercises of $0.1 million.

Net cash provided by financing activities for 2013 consisted of net proceeds of $47.4 million from our initial public offering, proceeds from term loan borrowings of $5.0 million and proceeds from exercise of stock options of $0.4 million. These proceeds were partially offset by repayments of borrowings of $0.2 million.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2015.

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Lease obligations(2)	$41,494	$3,282	$7,660	$8,099	$22,453
Long-term debt obligations(3)	41,771	226	58	—	41,487
Inventory purchase obligations(4)	9,230	9,230	—	—	—

Total	$92,495	$12,738	$7,718	$8,099	$63,940

(1)	Excludes royalty obligations based on net sales of products, including royalties payable to the Institute for Systems Biology, as any such amounts are not currently determinable.
(2)	Lease costs are primarily for office, laboratory and manufacturing space and exclude the additional costs related to the February 2016 lease amendment.
(3)	Includes principal and deferred interest on long-term debt obligations.
(4)	Purchase obligations consist of contractual and legally binding commitments under outstanding purchase orders to purchase long lead time inventory items.

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

At December 31, 2015, we had federal net operating loss carryforwards, or NOLs, of approximately $165.4 million and federal research and experimentation credit carryforwards of approximately $4.2 million, which may be used to reduce future taxable income or offset income taxes due. These NOLs and credit carryforwards expire beginning in 2025 through 2036.

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

We do not anticipate that the amount of our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of NOLs in most jurisdictions, our tax years remain open for examination by taxing authorities back to 2004.

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

In May 2014, the Financial Accounting Standards Board, or FASB issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for us beginning January 1, 2018. We are currently assessing the impact adoption of this standard will have on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In June 2014, FASB issued an accounting standards update entitled “ASU 2014-12, Compensation – Stock Compensation.” The standard requires entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard will become effective for us beginning January 1, 2016. We do not anticipate the adoption will have a material impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In August 2014, FASB issued an accounting standards update entitled “ASU 2014-15, Presentation of Financial Statements – Going Concern.” The standard requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The standard will become effective for us beginning January 1, 2017. We do not anticipate the adoption will have a material impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In July 2015, FASB issued an accounting standards update entitled “ASU 2015-11, Inventory – Simplifying the Measurement of Inventory.” The standard requires entities to measure inventory at the lower of cost and net realizable value. The standard will become effective for us beginning January 1, 2017. We do not anticipate the adoption will have a material impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In November 2015, FASB issued an accounting standards update entitled “ASU 2015-17 – Balance Sheet Classification of Deferred Taxes.” The standard required deferred income tax liabilities and assets be classified as noncurrent in our consolidated balance sheet. The standard is effective for us beginning January 1, 2018. We do not anticipate the adoption will have a material impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In February 2016, FASB issued an accounting standards update entitled “ASU 2016-02, Leases – Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for us beginning January 1, 2019. We are currently assessing the impact adoption of this standard will have on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on January 1, 2016 and sustained throughout the period ending December 31, 2016, would not be material.

As of December 31, 2015, the principal and deferred interest outstanding under our term borrowings was $41.5 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

NANOSTRING TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NanoString Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of NanoString Technologies, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 11, 2016

NanoString Technologies, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
	(In thousands, except par value amounts)
Assets
Current assets:
Cash and cash equivalents	$21,856	$17,223
Short-term investments	27,188	55,002
Accounts receivable, net	19,725	12,436
Inventory	10,138	5,444
Prepaid expenses and other current assets	3,886	5,114

Total current assets	82,793	95,219
Restricted cash	143	143
Deferred offering costs	181	—
Property and equipment, net	9,414	6,366
Other assets	338	340

Total assets	$92,869	$102,068

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,243	$3,380
Accrued liabilities	12,181	10,403
Deferred revenue, current portion	5,261	4,627
Deferred rent, current portion	—	147
Lease financing obligations, current portion	226	251

Total current liabilities	20,911	18,808
Deferred revenue, net of current portion	6,486	7,135
Deferred rent, net of current portion	4,257	1,317
Long-term debt and lease financing obligations, net of current portion and debt issuance costs	41,000	29,995

Total liabilities	72,654	57,255

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 19,570 and 18,272 shares issued and outstanding at December 31, 2015 and 2014, respectively	2	2
Additional paid-in-capital	242,693	221,724
Other comprehensive loss	(29)	(43)
Accumulated deficit	(222,451)	(176,870)

Total stockholders’ equity	20,215	44,813

Total liabilities and stockholders’ equity	$92,869	$102,068

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)

Revenue:
Product and service	$56,639	$44,497	$31,403
Collaboration	6,028	3,096	—

Total revenue	62,667	47,593	31,403

Costs and expenses:
Cost of product and service revenue	26,126	21,149	15,009
Research and development	24,597	21,404	14,979
Selling, general and administrative	53,186	51,063	29,912

Total costs and expenses	103,909	93,616	59,900

Loss from operations	(41,242)	(46,023)	(28,497)

Other income (expense):
Interest income	233	272	68
Interest expense	(4,017)	(4,140)	(1,942)
Other expense	(389)	(147)	(66)
Revaluation of preferred stock warrant liability	—	—	1,156

Total other income (expense)	(4,173)	(4,015)	(784)

Net loss before provision for income taxes	(45,415)	(50,038)	(29,281)
Provision for income taxes	(166)	—	—

Net loss	(45,581)	(50,038)	(29,281)
Accretion of mandatorily redeemable convertible preferred stock	—	—	(4,653)

Net loss attributable to common stockholders	$(45,581)	$(50,038)	$(33,934)

Net loss per share—basic and diluted	$(2.40)	$(2.80)	$(4.44)

Weighted average shares used in computing basic and diluted net loss per share	19,027	17,839	7,643

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Net loss	$(45,581)	$(50,038)	$(29,281)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	14	(65)	22

Comprehensive loss	$(45,567)	$(50,103)	$(29,259)

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.

Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period From December 31, 2012 Through December 31, 2015

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
		(In thousands, except share amounts)

Balances at December 31, 2012	557,339	$15,605	515,836	$13,865	3,551,060	$38,592	2,430,054	$20,323	1,063,951	$15,237	411,226	$—	$—	$—	$(93,760)	$(93,760)
Accretion of preferred stock	—	683	—	577	—	1,604	—	1,140	—	649	—	—	(862)	—	(3,791)	(4,653)
Issuance of common stock from initial public offering net of issuance costs of $7,180	—	—	—	—	—	—	—	—	—	—	5,400,000	—	46,820	—	—	46,820
Conversion of preferred stock into common stock at initial public offering	(557,339)	(16,288)	(515,836)	(14,442)	(3,551,060)	(40,196)	(2,430,054)	(21,463)	(1,063,951)	(15,886)	8,631,427	1	108,274	—	—	108,275
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	—	—	—	—	—	—	—	—	—	—	2,514	—	—	2,514
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	177,165	—	387	—	—	387
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,145	—	—	1,145
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,281)	(29,281)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	22	—	22

Balances at December 31, 2013	—	—	—	—	—	—	—	—	—	—	14,619,818	1	158,278	22	(126,832)	31,469
Issuance of common stock net of issuance costs of $4,413	—	—	—	—	—	—	—	—	—	—	3,318,917	1	56,986	—	—	56,987
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	141,386	—	987	—	—	987
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	164,394	—	411	—	—	411
Exercise of common stock warrants, net	—	—	—	—	—	—	—	—	—	—	27,269	—	136	—	—	136
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	4,926	—	—	4,926
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(50,038)	(50,038)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(65)	—	(65)

Balances at December 31, 2014	—	—	—	—	—	—	—	—	—	—	18,271,784	$2	$221,724	$(43)	$(176,870)	$44,813
Issuance of common stock net of issuance costs of $447	—	—	—	—	—	—	—	—	—	—	960,400	—	12,518			12,518
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	136,078	—	1,295			1,295
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	201,622	—	876			876
Exercise of common stock warrants, net	—	—	—	—	—	—	—	—	—	—	250	—	2	—	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	6,278	—	—	6,278
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(45,581)	(45,581)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	14	—	14

Balances at December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	19,570,134	$2	$242,693	$(29)	$(222,451)	$20,215

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Operating activities:
Net loss	$(45,581)	$(50,038)	$(29,281)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,377	1,590	1,990
Stock-based compensation	6,278	4,926	1,145
Revaluation of preferred stock warrant liability	—	—	(1,156)
Loss on extinguishment of debt	—	581	—
Amortization of premium on short-term investments	270	86	(518)
Interest accrued on long-term debt	18	(348)	259
Conversion of accrued interest to long-term debt	1,067	420	—
Bad debt expense	34	—	—
Loss on disposal of property and equipment	3	—	1
Gain on sale of investments	—	(5)	—
Changes in operating assets and liabilities
Accounts receivable, net	(7,328)	(4,109)	(5,009)
Inventory	(5,354)	(1,252)	(1,370)
Prepaid expenses and other	1,199	(2,132)	(1,679)
Other assets	(7)	(70)	(268)
Accounts payable	(166)	21	1,601
Accrued liabilities	1,162	3,379	2,678
Deferred revenue	(127)	9,497	1,025
Deferred rent	2,793	(607)	(764)

Net cash used in operating activities	(43,362)	(38,061)	(31,346)

Investing activities:
Purchases of property and equipment	(3,796)	(1,900)	(759)
Proceeds from sale of short-term investments	3,000	4,500	—
Proceeds from maturity of short-term investments	57,309	35,977	—
Purchases of short-term investments	(32,750)	(62,911)	(32,175)
Proceeds from sale of property and equipment	6	—	—
Decrease (increase) in restricted cash	—	59	(21)

Net cash provided by (used in) investing activities	23,769	(24,275)	(32,955)

Financing activities:
Proceeds from long-term debt	10,000	30,000	5,000
Deferred costs related to long-term debt	—	(770)	—
Repayment of long-term debt and lease financing obligations	(271)	(18,214)	(211)
Net proceeds from public offerings of common stock	12,518	57,015	47,374
Proceeds from exercise of common stock warrants	2	230	—
Proceeds from issuance of common stock for employee stock purchase plan	1,295	988	—
Repurchase of shares related to common stock warrant exercise	—	(94)	—
Deferred offering costs	(152)	—	—
Proceeds from exercise of stock options	876	411	387

Net cash provided by financing activities	24,268	69,566	52,550

Net increase (decrease) in cash and cash equivalents	4,675	7,230	(11,751)
Effect of exchange rate changes on cash and cash equivalents	(42)	52	—
Cash and cash equivalents:
Beginning of year	17,223	9,941	21,692

End of year	$21,856	$17,223	$9,941

Supplemental disclosures:
Cash paid for interest	$2,844	$3,479	$1,474
Cash paid for taxes	69	—	—
Accrual of construction costs for leasehold improvements	640	—	—
Rental instruments reclassified from inventory	772	2,541	—
Non-cash inventory exchange for services	112	—	—
Non-cash capital lease	48	262	410
Accrual of offering costs	29	—	29
Accretion of preferred stock	—	—	4,653
Issuance of preferred stock warrants with debt	—	—	138
Conversion of convertible preferred stock to common stock	—	—	108,275
Conversion of convertible preferred stock warrants to common stock warrants	—	—	2,514

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Business

NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s technology enables direct detection, identification and quantification of individual target molecules in a biological sample by attaching a unique color coded fluorescent reporter to each target molecule of interest. The Company markets its proprietary nCounter Analysis System, consisting of instruments and consumables, including its Prosigna Breast Cancer Assay, to academic, government and biopharmaceutical and clinical laboratory customers. In addition, the Company is collaborating with multiple biopharma companies to develop companion diagnostic tests for various cancer therapies.

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

Reverse Stock Split

In June 2013, the Company effected a 1-for-32 reverse stock split of its common stock and preferred stock. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

Public Offerings

In June 2013, the Company’s registration statement on Form S-1 was declared effective. This registration statement related to its initial public offering, in which the Company sold 5,400,000 shares of common stock at a price of $10.00 per share. The shares began trading on the NASDAQ Global Market on June 26, 2013. All outstanding shares of the Company’s mandatorily redeemable convertible preferred stock converted into shares of common stock in connection with the initial public offering. Following the initial public offering, there were no shares of preferred stock outstanding.

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

In May 2015, the Company entered into a sales agreement with a sales agent to sell shares of the Company’s common stock through an “at the market” equity offering program for up to $40.0 million in total sales proceeds. Under the sales agreement, the Company sold 960,400 shares during 2015 for net proceeds of $12.5 million. The sales agreement allows the Company to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Under the terms of the Sales Agreement, commission expenses to the sales agent will not exceed 3% of the gross sales price per share sold through the sales agent. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either the Company or the sales agent upon five days’ notice. As of December 31, 2015, the Company has sold an aggregate of 960,400 shares of the Company’s common stock for total gross proceeds of $13.0 million. The net proceeds from the sale of the shares, after deducting the sales agent commission and other expenses of the offering, were approximately $12.5 million. As of December 31, 2015, approximately $27.0 million of common stock is available to be sold under the “at the market” equity offering program.

2.	Significant Accounting Policies

Accounting Principles and Principles of Consolidation

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and that affect the reported amounts of revenue and expenditures during the reporting period. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the estimation of the valuation of inventory, the fair value of the Company’s equity securities, the calculation of stock-based compensation and the estimated future cost of ongoing collaboration agreements, for which revenues are recognized on a proportional performance basis.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with purchased maturities of three months or less to be cash equivalents. The Company’s cash equivalents consist principally of funds maintained in depository accounts. The Company invests its cash and cash equivalents with major financial institutions; at times these investments exceed federally insured limits.

Investments

The Company classifies its securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains, realized losses and declines in the value of securities judged to be other-than-temporary, are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts are included in other income (expense). Interest and dividends earned on all securities are included in other income (expense). Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from customers based on their outstanding invoices. Management reviews accounts receivable regularly to determine if any receivable will potentially be uncollectible and to estimate the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value by analyzing the status of significant past due receivables. The allowance for doubtful accounts was $96,600 and $63,000 as of December 31, 2015 and 2014, respectively. Additions to the allowance were $33,600, $63,000 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively. There were no write-offs of uncollectible accounts during the years ended December 31, 2015, 2014 and 2013.

Concentration of Credit Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. The Company has not experienced any significant credit losses to date.

The Company had no customers that individually represented more than 10% of total revenue during the years ended December 31, 2015, 2014 and 2013. The Company had no customers that represented more than 10% of total accounts receivable at December 31, 2015 and one customer represented 21% of accounts receivable at December 31, 2014.

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

Inventory

Inventory consists of finished goods, work in process, raw materials and certain component parts to be used in manufacturing the Company’s products. Inventory is stated at the lower of cost or market. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs and market represents the lower of replacement cost or estimated net realizable value. The Company’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand, obsolete, slow moving or impaired. In the event that the Company identifies these conditions exist in its inventory, its carrying value is reduced to its net realizable value. Inventory reserves were $2.2 million, $2.2 million, $2.1 million and $3.5 million as of December 31, 2015, 2014, 2013 and 2012, respectively. Additions to the reserves were $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Write-offs of inventory reserves for the years ended December 31, 2015, 2014 and 2013 were $0.3 million, $0.1 million and $1.8 million, respectively.

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

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Manufacturing equipment is depreciated over five years, lease and loaner instruments are depreciated over one to five years, prototype systems are depreciated over two years, computer equipment is generally depreciated over three years, furniture and fixtures are depreciated over five years and leasehold improvements are amortized over the life of the related assets or the term of the lease, whichever is shorter. Expenditures for additions are capitalized and expenditures for maintenance and repairs are expensed as incurred. Gains and losses from the disposal of property and equipment are reflected in the consolidated statements of operations in the period of disposition.

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

Deferred Offering Costs

Deferred offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through public offerings of the Company’s common stock. Costs are deferred until the completion of the applicable offering, at which time they are reclassified to additional paid-in capital as a reduction of the proceeds. The Company recorded deferred offering costs of $181,000 as a non-current asset as of December 31, 2015. The Company had no deferred offering costs recorded as of December 31, 2014.

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

Reserve for Product Warranties

The Company generally provides a one-year warranty on its nCounter Analysis Systems and establishes a reserve for future warranty costs based on historical product failure rates and actual warranty costs incurred. Warranty expense is recorded as a component of cost of revenue in the consolidated statements of operations.

Research and Development

Research and development expenses, consisting primarily of salaries and benefits, occupancy costs, laboratory supplies, clinical study costs, contracted services, consulting fees and related costs, are expensed as incurred.

Selling, General and Administrative

Selling expenses consist primarily of personnel related costs for sales and marketing, contracted services and service fees and are expensed as the related costs are incurred. Advertising costs are charged to operations as incurred and are included in sales and marketing expenses. Advertising costs totaled approximately $2.6 million, $5.1 million and $3.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Guarantees and Indemnifications

In the normal course of business, the Company guarantees and/or indemnifies other parties, including vendors, lessors and parties to transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. It is not possible to determine the maximum potential amount the Company could be required to pay under these indemnification agreements, since the Company has not had any prior indemnification claims, and each claim would be based upon the unique facts and circumstances of the claim and the particular provisions of each agreement. In the opinion of management, any such claims would not be expected to have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. The Company did not have any related liabilities recorded at December 31, 2015 and 2014.

Comprehensive Loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on short-term investments are included in comprehensive loss.

Recently Adopted Accounting Pronouncement

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update entitled “ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The standard simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability, which is consistent with the treatment of debt discounts. The Company has applied ASU 2015-03 in the fourth quarter of fiscal 2015 and has reclassified debt issuance costs from current and other long-term assets to long-term debt for all years presented. Adoption did not otherwise impact the Company’s consolidated results of operations and statements of cash flows.

Recent Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

In May 2014, FASB issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for the Company beginning January 1, 2017. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In June 2014, FASB issued an accounting standards update entitled “ASU 2014-12, Compensation – Stock Compensation.” The standard requires entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard will become effective for the Company beginning January 1, 2016. The Company does not anticipate adoption of the standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In August 2014, FASB issued an accounting standards update entitled “ASU 2014-15, Presentation of Financial Statements – Going Concern.” The standard requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The standard will become effective for the Company beginning January 1, 2017. The Company does not anticipate adoption of the standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In July 2015, FASB issued an accounting standards update entitled “ASU 2015-11, Inventory – Simplifying the Measurement of Inventory.” The standard requires entities to measure inventory at the lower of cost and net realizable value. The standard will become effective for the Company beginning January 1, 2017. The Company does not anticipate adoption of the standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In November 2015, FASB issued an accounting standards update entitled “ASU 2015-17, Balance Sheet Classification of Deferred Taxes.” The standard requires deferred income tax liabilities and assets be classified as noncurrent in our consolidated balance sheet. The standard will become effective for the Company beginning January 1, 2018. The Company does not anticipate adoption of the standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In February 2016, FASB issued an accounting standards update entitled “ASU 2016-02, Leases – Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for the Company beginning January 1, 2019. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

3.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of security as of December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Corporate debt securities	$26,116	$—	$(28)	$26,088
U.S. government-related debt securities	1,101	—	(1)	1,100

Total available-for-sale securities	$27,217	$—	$(29)	$27,188

Type of security as of December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Corporate debt securities	$47,345	$2	$(40)	$47,307
U.S. government-related debt securities	4,502	—	(4)	4,498
Asset-backed securities	3,198	—	(1)	3,197

Total available-for-sale securities	$55,045	$2	$(45)	$55,002

The fair values of available-for-sale securities by contractual maturity at December 31 were as follows (in thousands):

	2015	2014
Maturing in one year or less	$27,188	$51,235
Maturing in one to three years	—	3,767

Total available-for-sale securities	$27,188	$55,002

The following table summarizes investments that have been in a continuous unrealized loss position as of December 31, 2015 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses

Corporate debt securities	$23,357	$(24)	$2,730	$(4)	$26,087	$(28)
U.S. government-related debt securities	1,100	(1)	—	—	1,101	(1)

Total	$24,457	$(25)	$2,730	$(4)	$27,188	$(29)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2015, there were no investments in its portfolio that were other-than-temporarily impaired.

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

Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of December 31, 2015	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$5,371	$—	$—	$5,371
Short-term investments:
Corporate debt securities	—	26,088	—	26,088
U.S. government-related debt securities	—	1,100	—	1,100

Total	$5,371	$27,188	$—	$32,559

As of December 31, 2014	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$13,426	$—	$—	$13,426
Short-term investments:
Corporate debt securities	—	47,307	—	47,307
U.S. government-related debt securities	—	4,498	—	4,498
Asset-backed securities	—	3,197	—	3,197

Total	$13,426	$55,002	$—	$68,428

5.	Inventory

Inventory consisted of the following at December 31 (in thousands):

	2015	2014
Raw materials	$3,575	$1,299
Work in process	2,895	2,157
Finished goods	3,668	1,988

	$10,138	$5,444

In 2015 and 2014, $0.8 million and $2.5 million, respectively, of inventory leased, loaned, or assigned for internal use in the Company’s facilities were transferred into property, plant, and equipment.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	2015	2014
Deposits for inventory	$1,664	$2,207
Subsidiary bank trust deposits	539	626
Marketing events	518	525
Insurance	314	309
Software licensing fees	278	220
R&D equipment service agreements	163	220
Dues and subscriptions	96	151
Other	314	856

	$3,886	$5,114

7.	Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	Useful Life (Years)	2015	2014
Manufacturing equipment	5	$4,543	$3,654
Lease and loaner instruments	1 -5	3,318	2,629
Prototype instruments	2	2,956	2,157
Computer equipment	3	1,847	1,430
Furniture and fixtures	5	1,390	831
Leasehold improvements	Various	5,874	4,888
Construction in progress		1,921	1,058

		21,849	16,647
Less: Accumulated depreciation and amortization		(12,435)	(10,281)

		$9,414	$6,366

Prototype instruments consist of nCounter instruments used in internal testing and other development activities.

Accumulated depreciation on lease and loaner instruments was $867,000 and $128,000 at December 31, 2015 and 2014, respectively.

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 totaled approximately $2.3 million, $1.5 million and $1.8 million, respectively.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	2015	2014
Employee compensation	$8,039	$6,838
Royalties payable	828	632
Construction related costs for leasehold improvements	640	50
Clinical study costs	563	572
Sales, use and other taxes	551	543
Warranty reserves	299	503
Accounting and legal	427	297
Other accrued liabilities	834	968

	$12,181	$10,403

9.	Long-Term Debt

2014 Term Loan Agreement

In April 2014, the Company entered into a term loan agreement under which it may borrow up to $45.0 million, including an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, the Company borrowed $20.0 million, the proceeds of which were primarily used to repay the outstanding balance under the Company’s former credit facility plus a related $1.0 million end of term payment, a $0.3 million make-whole premium, and deferred interest. The Company incurred and recorded a total charge to interest expense of $1.4 million related to the repayment of the former credit facility, including a loss on extinguishment of debt of $0.6 million. In October 2014, the Company borrowed an additional $10.0 million under the term loan agreement.

In October 2015, the Company amended the term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding deferred interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The Company has elected to exercise the option to defer payment of interest and has recorded $1.5 million of deferred interest through December 31, 2015. In December 2015, the Company borrowed an additional $10.0 million under the terms of the amended agreement and is required to borrow an additional $5.0 million no later than June 30, 2016. At its option, the Company may borrow up to an additional $15.0 million through December 31, 2016. Total borrowings and deferred interest under the amended term loan agreement were $41.5 million and $30.4 million as of December 31, 2015 and 2014, respectively.

Under the amended term loan agreement, the Company may pay interest-only for the first seven years of the term and principal payments are due in four equal installments during the eighth year of the term. The Company has the option to prepay the term loan, in whole or part, at any time subject to payment of a redemption fee of up to 4%, which declines 1% annually thereafter, with no redemption fee payable if prepayment occurs after the fourth year of the loan. In addition, a facility fee equal to 2.0% of the amount borrowed plus any accrued interest is payable at the end of the term or when the loan is repaid in full. A long-term liability of $1.1 million is being accreted using the effective interest method for the facility fee over the term of loan agreement, with a corresponding reduction to the debt. Obligations under the term loan agreement are collateralized by substantially all of the Company’s assets.

The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial covenants, which was $55.0 million for 2015 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If the Company’s actual revenues are below the minimum annual revenue requirement for any given year, it may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenues and the minimum revenue requirement. The Company was in compliance with its financial covenants as of December 31, 2015.

The Company incurred $4.0 million, $4.1 million and $1.9 million of interest expense under the term loan agreement for the years ended December 31, 2015, 2014 and 2013, respectively. In 2014, the Company incurred $1.4 million of interest expense related to the repayment of the former credit facility, including a loss on extinguishment of debt of $0.6 million.

2012 Credit Facility

In 2012, the Company entered into a credit facility and incurred $13.0 million and $5.0 million in term loan borrowings during the years ended December 31, 2012 and 2013, respectively. In connection with the term loan borrowings during 2012, the Company issued warrants to purchase an aggregate of 76,940 shares of Series D and 20,837 shares of Series E preferred stock at exercise prices of $8.45 and $14.40 per share, respectively. In connection with the term loan borrowings during 2013, the Company issued warrants to purchase an aggregate of 10,418 shares of Series E preferred stock. The issued warrants were valued at the date of issuance using the Black-Scholes option pricing model with the following assumptions: fair value of preferred stock equal to exercise price of warrant, volatility of 57.0 to 61.0% and a risk free interest rate of 1.63 to 2.20%. The warrants were treated as a debt discount and were amortized over the term of the debt. In connection with the Company’s initial public offering, these warrants became exercisable for shares of the Company’s common stock.

Lease Financing Obligations

The Company has entered into agreements to lease certain hardware, software and capitalized installation costs, the longest of which expires in June 2017. Ownership of the leased property transfers to the Company at the end of the lease terms. The fair value at lease inception is recorded in property, plant and equipment and is depreciated over the shorter of the useful life of the assets or the lease term. A total cost of $716,500 and $668,500 and accumulated depreciation of $286,600 and $102,600 for leased property is included in property, plant and equipment at December 31, 2015 and 2014, respectively.

Long-term debt and lease financing obligations consisted of the following at December 31 (in thousands):

	2015	2014
Term loans payable	$41,487	$30,420
Lease financing obligations	284	506

Total long-term debt and lease financing obligations	41,771	30,926
Unamortized debt issuance costs	(545)	(680)
Current portion of lease financing obligations	(226)	(251)

Long-term debt and lease financing obligations, net of debt issuance costs and current portion	$41,000	$29,995

Scheduled future payments of principal for outstanding debt and lease financing obligations were as follows at December 31:

2016	$226
2017	58
2018	—
2019	—
2020	—
Thereafter	41,487

$41,771

10.	Collaboration Agreements

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

Celgene Corporation

In March 2014, the Company entered into a collaboration agreement with Celgene Corporation (“Celgene”) to develop, seek regulatory approval for, and commercialize a companion diagnostic assay for use in screening patients with Diffuse Large B-Cell Lymphoma. The Company is eligible to receive payments totaling up to $45.0 million, of which $5.8 million was received as an upfront payment upon its delivery of certain information to Celgene, $17.0 million is for potential success-based development and regulatory milestones, and the remainder is for potential commercial payments in the event sales of the test do not exceed certain pre-specified minimum annual revenues during the first three years following regulatory approval. In October 2015, the parties amended the collaboration agreement to include additional countries to conduct clinical trials and in return the Company received an upfront payment of $1.6 million in December 2015.

The Company will retain all commercial rights to the diagnostic test developed under this collaboration, subject to certain backup rights granted to Celgene to commercialize the diagnostic test in a particular country if the Company elects to cease distribution or elects not to distribute the diagnostic in such country. Assuming success in the clinical trial process, and subject to regulatory approval, the Company will market and sell the diagnostic assay and Celgene has agreed to make certain potential commercial payments to the Company in the event sales of the assay do not exceed certain pre-specified minimum annual revenues during the first three years following regulatory approval.

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

For the years ended December 31, 2015 and 2014, the Company recognized collaboration revenue related to the Celgene agreement of $2.2 million and $2.9 million, respectively. No such amounts were recognized in 2013. At December 31, 2015, the Company had recorded $8.2 million of deferred revenue related to the collaboration, of which $2.8 million is estimated to be recognized as revenue within one year.

Merck & Co., Inc.

In May 2015, the Company entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. The Company received an upfront payment of $2.0 million in July 2015 and development payments totaling $1.9 million during 2015.

For the year ended December 31, 2015, the Company recognized collaboration revenue related to the Merck agreement of $3.7 million. No such amounts were recognized in 2014 and 2013. At December 31, 2015, the Company had recorded $147,000 of deferred revenue related to the collaboration which is estimated to be recognized as revenue within one year.

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

Preferred Stock

Pursuant to the amended and restated certificate of incorporation filed by the Company immediately prior to the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2015, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

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

The redemption value of the Preferred Stock was equal to the original issue price with interest compounded from the original issuance date to the first installment redemption date at a rate of 8% compounded quarterly. The Company recorded accretion related to issue costs and dividends of Series A, Series B, Series C, Series D and Series E preferred stock totaling approximately $4.7 million for the year ended December 31, 2013. The Company also accreted any related issuance costs or discounts.

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

Warrants

Prior to the Company’s initial public offering, warrants to purchase preferred stock were issued related to certain financing transactions. Such warrants were recorded as liabilities and measured at fair value at each reporting date. All preferred stock warrants were converted into warrants to purchase common stock upon the effectiveness of the initial public offering. The preferred stock warrant liability was reclassified to stockholders’ equity and recorded as common stock warrants upon the closing of the Company’s initial public offering. These warrants are no longer re-measured to fair value at each reporting date. As of December 31, 2015 there were 572,246 common stock warrants outstanding with a weighted average exercise price of $8.77 per common stock warrant and expiration dates ranging from 2018 to 2023.

12.	Stock-based Compensation

Stock Option Plans

The Company’s 2004 Stock Option Plan and 2013 Equity Incentive Plan (the “Plans”) authorize the grant of options, restricted stock units and other equity awards to employees, directors and consultants. As of December 31, 2015, there were 5,446,915 shares available under the Plans. All options granted have a ten-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. The Board of Directors determines the option exercise price and may designate stock options granted as either incentive or nonstatutory stock options. The Company generally grants stock options to employees with exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2014	3,294,822	$9.98	8.08	$17,985
Granted	1,455,150	12.94
Canceled	(45,939)	14.97
Forfeited	(335,449)	14.00
Exercised	(201,622)	3.58

Outstanding at December 31, 2015	4,166,962	$10.94	7.81	$19,163

December 31, 2015:
Options vested and expected to vest	4,117,768	$10.93	7.80	$19,074
Options exercisable	2,108,076	$8.37	6.94	$15,006

The following table summarizes information about the Company’s options outstanding at December 31, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Remaining Contractual Life in Years
$0.00 – 1.92	645,113	6.26	589,799	6.19
2.24 – 3.84	317,814	4.28	317,796	4.28
5.12 – 6.72	371,802	6.98	277,781	6.97
8.96 – 10.94	273,276	8.32	113,223	7.82
11.14 – 12.56	283,315	8.49	87,449	8.09
12.77 – 13.93	972,726	9.11	216,977	9.09
14.04 – 16.22	414,690	9.24	64,635	8.45
$17.24 – 20.65	888,226	8.10	440,416	8.10

	4,166,962		2,108,076

The following table summarizes information about the Company’s stock option plan for the years ended December 31:

	2015	2014	2013

Fair value of vested stock options (in thousands)	$6,468	$3,543	$920
Aggregate intrinsic value for options exercised (in thousands)	$2,067	$2,220	$681
Weighted-average grant date fair value per share	$7.20	$9.45	$5.30

Options granted during the three years ended December 31, 2015 were granted at exercise prices that the Company’s board of directors believed to be equal to the fair value of the common stock underlying such options on the date of grant. Prior to completion of its initial public offering, the Company assessed its estimate of fair value of its common stock for financial reporting purposes. Following this assessment, it was determined that for financial reporting purposes the fair value of the Company’s common stock was higher than the board of directors’ fair market value estimate for certain options previously granted. In 2013, the Company granted options of 101,487 shares that were subsequently determined to be granted at exercise prices that were less than the estimated per share value of the underlying common stock on the date of grant. The valuations of these stock options were adjusted to reflect the increase in estimated fair value of the underlying stock options.

Stock-based compensation

The following table sets forth stock-based compensation expense related to stock-based arrangements under the 2004 Stock Option Plan and the 2013 Equity Incentive Plan for the years ended December 31 as follows (in thousands):

	2015	2014	2013
Cost of revenue	$471	$281	$49
Research and development	1,453	1,018	273
Selling, general and administrative	3,919	3,234	823

Total stock-based compensation expense	$5,843	$4,533	$1,145

As of December 31, 2015, total unrecognized stock-based compensation cost related to unvested options was $14.3 million. This cost will be recognized on a straight-line basis over the weighted-average remaining service period of 2.61 years. The Company utilizes newly issued shares to satisfy option exercises. No tax benefit was recognized related to stock-based compensation cost since the Company has not reported taxable income to date and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.

Valuation assumptions

The fair value of each employee option grant as of December 31 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2015	2014	2013

Risk-free interest rates	1.37%–1.97%	1.74%–2.15%	1.05%–1.95%
Expected term (years)	6.25	6.25	6.25
Expected dividend yield	—	—	—
Expected volatility	57.0%	57.0%	57.0%–58.0%

The risk-free interest rates are based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. For purposes of determining the expected term of the awards in the absence of sufficient historical data relating to stock-option exercises, the Company applies a simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The Company has not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The Company based its expected volatility on the historical volatility of similar companies whose share prices are publicly available.

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

An employee electing to participate in the Purchase Plan (a “participant”) will be granted an option at the start of the offering period to purchase shares with contributions in any whole percentage ranging from 0% to 10% (or greater or lesser percentages or dollar amounts that the administrator determines) of the participant’s eligible compensation. The participant’s contributions will be accumulated and then used to purchase the Company’s shares on each exercise date. The purchase price on the exercise date will be 85% of the fair market value of the lessor of the Company’s share price on either the first trading day of the offering period or on the exercise date.

During 2015 and 2014, 136,078 and 141,386 shares were issued under the ESPP, respectively. The Company recorded share-based compensation expense for shares issued from the ESPP of $435,000 and $394,000 for the years ended December 31, 2015 and 2014, respectively. A total of 610,166 shares of common stock have been reserved for issuance under the ESPP, of which 332,704 shares were available for issuance as of December 31, 2015. No shares were issued under the ESPP during 2013.

13.	Defined Contribution Retirement Plan

The Company maintains a 401(k) defined contribution retirement plan covering substantially all of its employees. The plan provides for matching and discretionary contributions by the Company. Contributions were $0.5 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively. There were no contributions by the Company in 2013.

14.	Income Taxes

Loss before income taxes for the years ended December 31 consisted of the following (in thousands):

	2015	2014	2013
Domestic	$(46,065)	$(50,455)	$(28,746)
Foreign	650	417	(535)

Loss before income taxes	$(45,415)	$(50,038)	$(29,281)

Significant components of our provision for income taxes for the years ended December 31 are as follows (in thousands):

	2015	2014	2013
Current:
Domestic	$—	$—	$—
Foreign	166	—	—

Total current provision	166	—	—
Deferred:
Domestic	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—

Total provision for income taxes	$166	$—	$—

Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax loss as a result of the following for the years ended December 31 (in thousands):

	2015	2014	2013
Income tax provision at statutory rate	$(15,662)	$(17,013)	$(9,955)
Nondeductible items	401	456	(32)
Change in tax credits	(792)	(678)	(893)
Change in valuation allowance	16,706	17,911	10,965
Foreign tax and other	(487)	(676)	(85)

	$166	$—	$—

Net operating loss (“NOL”) carryforwards created by excess tax benefits from the exercise of non-qualified stock options are not recorded as deferred income tax assets. To the extent such NOL carryforwards are utilized, the benefit realized will increase stockholders’ equity. At December 31, 2015, for income tax return purposes the Company has gross federal and state NOL carryforwards totaling $165.4 million and tax credit carryforwards of $4.2 million. These carryforwards may be subject to limitations under the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the carryforwards will begin to expire in 2025 through 2036.

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

The effect of temporary differences and carryforwards that give rise to deferred tax assets for the years ended December 31 were as follows (in thousands):

	2015	2014
Net operating loss carryforwards	$57,158	$47,444
Research and development tax credit carryforwards	3,124	2,332
Stock-based compensation	3,212	1,583
Other	7,135	2,564

Total deferred tax assets	70,629	53,923
Less: Valuation allowance	(70,629)	(53,923)

Net deferred tax assets	$—	$—

The Company has recorded a full valuation allowance related to its deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets.

The table below summarizes changes in the deferred tax asset valuation allowance (in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Deferred tax valuation allowance:
For year ended December 31, 2013	$25,047	$10,965	$—	$36,012
For year ended December 31, 2014	36,012	17,911	—	53,923
For year ended December 31, 2015	53,923	16,706	—	70,629

The total balance of unrecognized gross tax benefits for the years ended December 31, resulting from R&D credits claimed on the Company’s annual tax return was as follows (in thousands):

	2015	2014	2013
Unrecognized tax benefits at beginning of year	$777	$551	$253
Additions (reductions) based on current year tax positions	264	226	298

Unrecognized tax benefits at end of year	$1,041	$777	$551

The Company classifies applicable interest and penalties on amounts due to tax authorities as a component of the provision for income taxes. The amount of accrued interest and penalties recorded in 2015, 2014 or 2013 was not significant. The Company does not anticipate that the amount of its existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of net operating loss carryforwards in most jurisdictions, the Company’s tax years remain open for examination by U.S. taxing authorities back to 2004.

15.	Commitments and Contingencies

Operating Leases

The Company is obligated to make future minimum payments under three operating leases for 80,273 square feet of space used for general office, laboratory, manufacturing, operations, and research and development purposes in Seattle. The leases expire in 2026 and include options to renew at the then current fair market rental for each of the facilities. The lease agreements contain rent abatement periods, scheduled rent increases and provide for tenant improvement allowances. Accordingly, the Company has recorded a deferred rent liability of $4.3 million and $1.5 million as of December 31, 2015 and 2014, respectively. This deferred rent liability is amortized over the term of the related lease.

Rent expense totaled approximately $3.2 million, $1.4 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2015 were as follows (in thousands):

2016	$3,282
2017	3,776
2018	3,884
2019	3,993
2020	4,106
Thereafter	22,453

$41,494

Purchase Commitments

The Company has non-cancellable purchase obligations totaling $9.2 million at December 31, 2015 related to binding commitments to purchase inventory.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the years ended December 31 (in thousands):

	2015	2014	2013
Numerator:
Net loss	$(45,581)	$(50,038)	$(29,281)
Accretion of mandatorily redeemable convertible preferred stock	—	—	(4,653)

Net loss attributable to common stockholders	$(45,581)	$(50,038)	$(33,934)

Denominator:
Weighted-average common shares outstanding-basic and diluted	19,027	17,839	7,643

The following outstanding options, warrants and preferred stock as of December 31 were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	2015	2014	2013
Options to purchase common stock	4,069	3,295	2,113
Common stock warrants	572	572	618

17.	Information about Geographic Areas

The following table is based on the geographic location of distributors or end users who purchased products and services and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Revenue by geography as of December 31 was as follows (in thousands):

	2015	2014	2013
Americas	$41,265	$32,244	$21,855
Europe & Middle East	14,807	9,174	5,775
Asia Pacific	6,595	6,175	3,773

Total revenue	$62,667	$47,593	$31,403

Total revenue in the United States was $37.9 million, $29.0 million and $19.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.

18.	Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2015 and 2014. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2015
Total revenue	$11,593	$13,066	$15,693	$22,315
Net loss	$(14,894)	$(12,404)	$(9,467)	$(8,816)
Net loss per share – basic and diluted	$(0.81)	$(0.66)	$(0.49)	$(0.44)
2014
Total revenue	$8,751	$10,881	$12,343	$15,618
Net loss	$(11,422)	$(14,088)	$(12,148)	$(12,380)
Net loss per share – basic and diluted	$(0.68)	$(0.78)	$(0.67)	$(0.68)

19.	Subsequent Events

Collaboration with Medivation, Inc. and Astellas Pharma, Inc.

In January 2016, the Company entered into a collaboration agreement with Medivation, Inc. and Astellas Pharma Inc. to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. Under the terms of the collaboration agreement, the Company will modify its PAM50-based Prosigna Breast Cancer Assay for potential use as a companion diagnostic test for XTANDI (enzalutamide) for triple negative breast cancer. XTANDI is currently approved for the treatment of metastatic castration-resistant prostate cancer.

The modified Prosigna test will be based upon data from a Phase 2 trial conducted by Medivation and Astellas that evaluated enzalutamide in patients with triple negative breast cancer. Under the terms of the collaboration agreement, the Company will be responsible for developing and validating the diagnostic test and, if the parties thereafter determine to proceed, will also be responsible for seeking regulatory approval for and commercializing the test. In January 2016, the Company received $6.0 million upfront for technology access, and is eligible to earn up to $6.0 million in pre-clinical milestones and $10.0 million in development funding, in addition to other potential downstream milestone payments.

Expanded Collaboration with Merck

In February 2016, the Company expanded its collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types.

Under the terms of the new collaboration agreement, the Company will be responsible for seeking regulatory approval for and commercialization of the diagnostic test. The Company will receive a $12.0 million upfront technology access fee and development funding and is eligible to receive up to $12.0 million of near-term preclinical milestone payments, and other potential downstream regulatory milestone payments.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s, or SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of NanoString’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management has concluded that, as of December 31, 2015, NanoString’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of February 19, 2016:

Name	Age	Position
Executive Officers
R. Bradley Gray	39	President, Chief Executive Officer and Director
Joseph M. Beechem, Ph.D.	58	Senior Vice President of Research and Development
Wayne D. Burns	59	Senior Vice President, Operations and Administration
David W. Ghesquiere	49	Senior Vice President, Corporate & Business Development
James A. Johnson	59	Chief Financial Officer
Barney Saunders, Ph.D.	53	Senior Vice President of Sales & Marketing
Non-Employee Directors
William D. Young(1)(3)	71	Chairman of the Board
Nicholas Galakatos, Ph.D.(2)(3)	58	Director
Robert M. Hershberg, M.D., Ph.D.(3)	54	Director
Gregory Norden(1)(2)	58	Director
Charles P. Waite(1)(2)(3)	60	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Wayne D. Burns has served as Senior Vice President, Operations and Administration since October 2012 and served as Chief Financial Officer from April 2007 to September 2012. During the period from March 2009 through June 2010, Mr. Burns served as Acting Chief Executive Officer as well as Chief Financial Officer. Prior to joining our company, Mr. Burns served as Chief Operating Officer and Chief Financial Officer at Action Engine, a developer of a mobile application platform, from 2001 to 2006. From 2000 to 2001, Mr. Burns was a founder and the Chief Executive Officer of SafariDog, a developer of a search engine optimization platform. Mr. Burns also served as Vice President Operations and Chief Financial Officer of NetPodium during 1999 prior to its acquisition by InterVU, where from 1999 to 2000 Mr. Burns served as Vice President of Business Development. During the period from 1990 to 1996, Mr. Burns served as Chief Financial Officer and Vice President of Finance for three venture-backed companies, all of which were acquired by public companies. Mr. Burns spent five years with PricewaterhouseCoopers in the United States and Italy. Mr. Burns received a B.A. in Business Administration with a concentration in Accounting from the University of Washington.

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

Our Directors

Directors Continuing in Office Until the 2016 Annual Meeting of Stockholders

William D. Young has served as the chairman of the board of directors since January 2010 and as a member of the audit committee since November 2011 and nominating and corporate governance committee since September 2013. Mr. Young is a Venture Partner at Clarus Ventures, a health care and life sciences venture capital firm, which he joined in March 2010. Prior to joining Clarus Ventures, Mr. Young served from 1999 until June 2009 as Chairman of the board of directors and Chief Executive Officer of Monogram Biosciences, a biotechnology company acquired by Laboratory Corporation of America in June 2009. From 1980 to 1999 Mr. Young was employed at Genentech, a biotechnology company acquired by Roche in March 2009, most recently as Chief Operating Officer from 1997 to 1999, where he was responsible for all Product Development, Manufacturing and Commercial functions. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and became Vice President in 1983. Prior to joining Genentech, Mr. Young worked at Eli Lilly & Co. for 14 years and held various positions in production and process engineering, antibiotic process development and production management. Mr. Young is retired Chairman of the board of directors of Biogen and a member of the boards of directors of BioMarin, Theravance and Vertex Pharmaceuticals. Mr. Young received his M.B.A. from Indiana University and his B.S. in chemical engineering from Purdue University, and an honorary doctorate of engineering from Purdue University. Mr. Young was elected to The National Academy of Engineering in 1993 for his contributions to biotechnology. We believe that Mr. Young’s demonstrated leadership in his field, his understanding of the industry and his senior management experience in several companies in our industry qualify him to serve as the chairman of the board of directors.

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

Robert M. Hershberg, M.D., Ph.D. has served as a member of the board of directors and as a member of a nominating and corporate governance committee since March 2015. Since January 2016, Dr. Hershberg has served as Chief Scientific Officer at Celgene, a publicly-traded biopharmaceutical company, where he is responsible for overseeing Celgene’s scientific platforms and discovery capabilities. From July 2014 to January 2016, Dr. Hershberg served as Senior Vice-President of Immuno-Oncology at Celgene, where he led the company’s research and early development efforts across its immuno-oncology portfolio. Dr. Hershberg is also the President and Chief Executive Officer of VentiRx Pharmaceuticals, a clinical stage biopharmaceutical company, which he co-founded in 2006. Prior to co-founding VentiRx, Dr. Hershberg served as Senior Vice President and Chief Medical Officer at Dendreon Corporation, a biotechnology company, where he led the clinical, regulatory and biometrics groups, focusing on the development of Provenge® in metastatic prostate cancer. From 2001 to 2003, Dr. Hershberg was the Vice President of Medical Genetics at Corixa, a pharmaceutical company (acquired by GlaxoSmithKline in 2005). Earlier in his career, Dr. Hershberg served as an Assistant Professor at Harvard Medical School and an Associate Physician at the Brigham and Women’s Hospital in Boston, Massachusetts. Dr. Hershberg holds clinical and research faculty positions at the University of Washington School of Medicine and is a member of the board of directors of Adaptive Biotechnologies Corp., a clinical stage diagnostics company. He completed his undergraduate degree in molecular biology and M.D. at UCLA, and his Ph.D. in biology at the Salk Institute. We believe Dr. Hershberg is qualified to serve as a director of NanoString because of his extensive experience as a senior executive officer at multiple biotechnology companies.

Directors Continuing in Office Until the 2018 Annual Meeting of Stockholders

Gregory Norden has served as a member of the board of directors and as chairman of the audit committee since July 2012 and as a member of the compensation committee since April 2015. From 1989 to 2010, Mr. Norden held various senior positions with Wyeth/American Home Products, most recently as Wyeth’s Senior Vice President and Chief Financial Officer. Prior to this role, Mr. Norden was Executive Vice President and Chief Financial Officer of Wyeth Pharmaceuticals. Prior to his affiliation with Wyeth,

Mr. Norden served as Audit Manager at Arthur Andersen & Company. Mr. Norden also serves on the boards of directors of Royalty Pharma, a leader in the acquisition of revenue-producing intellectual property, Univision, the leading media company serving Hispanic America, and Zoetis, a global leader in discovering, developing, manufacturing and commercializing animal health medicines and vaccines. Mr. Norden is a former director of Welch Allyn (acquired by Hill-Rom in 2015), Lumara Health (acquired by AMAG Pharmaceuticals in 2014), and Human Genome Sciences (acquired by GlaxoSmithKline in 2012). Mr. Norden received a M.S. in Accounting from Long Island University — C.W. Post and a B.S. in Management/Economics from the State University of New York — Plattsburgh. We believe that Mr. Norden’s qualifications to serve on the board of directors include his extensive financial and accounting expertise and experience at Wyeth and at Arthur Andersen & Company and his significant experience in the biopharmaceutical industry.

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

Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2015, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

•	approves the hiring, discharging and compensation of our independent auditors;

•	oversees the work of our independent auditors;

•	approves engagements of the independent auditors to render any audit or permissible non-audit services;

•	reviews the qualifications, independence and performance of the independent auditors;

•	reviews financial statements, critical accounting policies and estimates;

•	reviews the adequacy and effectiveness of our internal controls; and

•	reviews and discusses with management and the independent auditors the results of our annual audit, our quarterly financial statements and our publicly filed reports.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)

R. Bradley Gray President and Chief Executive Officer	2015	470,850	—	700,280	332,500	3,000	1,506,630
	2014	441,750	—	902,430	243,054	—	1,587,234
	2013	384,214	—	252,986	228,000	—	865,200

James A. Johnson Chief Financial Officer	2015	360,333	—	315,126	180,095	3,000	858,554
	2014	349,167	—	451,215	130,240	917	931,539
	2013	324,167	—	114,996	128,975	—	568,138

David W. Ghesquiere Senior Vice President, Corporate and Business Development	2015	325,000	—	506,676	167,063	3,000	1,001,739

(1)	The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2015, 2014 and 2013, respectively. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see the notes to our financial statements included elsewhere in this report.
(2)	The amounts in this column represent the amounts earned and payable each year under the bonus plan for such year, all of which were paid in the subsequent year.
(3)	The amounts in this column consist of matching contributions made by us pursuant to our 401(k) plan.

Non-Equity Incentive Plan Compensation & Bonus

2015 Non-Equity Incentive Plan Payments

For 2015, the target incentive amounts and the aggregate annual payments earned by our named executive officers were the following:

Name Executive Officer	Target Award Opportunity	Actual Award
R. Bradley Gray	$332,500	$332,500
James A. Johnson	181,000	180,095
David W. Ghesquiere	165,000	167,063

Our 2015 incentive compensation plan provides our named executive officers with an annual incentive compensation payment, subject to our achievement of our corporate performance goals and individual achievement. For 2015, our corporate-level goals included continued revenue growth, expansion of our cancer focus and development of related products, enablement and initiation of additional cancer-focused diagnostic collaborations, further establishing Prosigna clinical utility, expanded installed base and increased reimbursement, expansion of addressable market through the development and introduction of new products, achievement of cash position goals and other financial targets and additional stretch targets. The Actual Award amounts are calculated by weighing corporate goal attainment and individual goal attainment for each named executive officer as follows: Mr. Gray, 100% corporate goal; Mr. Johnson, 75% corporate goal/25% individual goal and Mr. Ghesquiere, 75% corporate goal/25% individual goal. For 2015, we achieved corporate attainment of our goals at 100%. The following was our determination of individual goal attainment in 2015: Mr. Gray, not applicable; Mr. Johnson, 98%; and Mr. Ghesquiere, 105%. For 2016, the compensation committee has approved corporate-level goals, including continued revenue growth, enablement and initiation of additional diagnostic collaborations, penetrating expanded market opportunity through installed base growth, expanding the 3D Biology™ product suite with a focus on immuno-oncology, extending the Company’s leadership in molecular diagnostic development and commercialization, advancing development of new applications, achievement of cash position goals and other financial targets and additional stretch targets.

Executive Employment Arrangements

R. Bradley Gray

For 2016, Mr. Gray’s annual base salary is $545,000, and he is eligible for an annual incentive payment equal to 85% of his base salary, subject to achievement of performance metrics. We entered into an employment agreement in May 2010 with Mr. Gray, our President and Chief Executive Officer. The employment agreement has no specific term and constitutes at-will employment.

In connection with Mr. Gray’s commencement of employment, we granted him sign-on stock options covering an aggregate of (1) 241,905 shares subject to time-based vesting and (2) 15,125 shares subject to performance-based vesting. The stock options were granted pursuant to our 2004 Stock Option Plan with an exercise price equal to the per share fair market value of our common stock on the date of grant. All of Mr. Gray’s time-based sign-on stock options have vested. Fifty percent of Mr. Gray’s performance-based sign-on stock options vested upon the FDA’s final approval of Prosigna in September 2013 and the remaining 50% are scheduled to vest upon the “tools” portion of our business achieving profitability, subject to Mr. Gray’s continuing service through such vesting date. The unvested shares are early-exercisable, subject to our right to repurchase upon termination of employment for any reason at a repurchase price per share equal to the original purchase price per share.

If Mr. Gray’s employment is terminated other than for “cause” (as defined in his employment agreement and summarized below), death or disability or he resigns for “good reason” (as defined in his employment agreement and summarized below), in each case, upon or within 12 months following such change in control, then 100% of the then-unvested portion of the sign-on stock options will vest. For further information regarding Mr. Gray’s option grants, see the section of this report captioned “—Outstanding Equity Awards at Fiscal Year End.”

Also, if we terminate his employment other than for cause, death or disability or he resigns for good reason, then subject to his execution of a release of claims and his continued adherence to certain restrictive covenants, he will receive continuing base salary payments for a period of 12 months.

James A. Johnson

For 2016, Mr. Johnson’s annual base salary is $377,000, and he is eligible for an annual incentive payment equal to 50% of his base salary, subject to achievement of performance metrics. We entered into an employment agreement in September 2012 with Mr. Johnson, our Chief Financial Officer. The employment agreement has no specific term and constitutes at-will employment.

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

In addition and supplementing the vesting schedule described above, in the event that Mr. Johnson’s employment is terminated other than for “cause” (as defined in his employment agreement and summarized below), death or disability or Mr. Johnson resigns for “good reason” (as defined in his employment agreement and summarized below), in each case, upon or within 12 months following such change in control, then 100% of the then-unvested portion of the sign-on stock options will vest. For further information regarding Mr. Johnson’s option grants, see the section of this report captioned “—Outstanding Equity Awards at Fiscal Year End.”

Also, if we terminate his employment other than for cause, death or disability or he resigns for good reason, then subject to his execution of a release of claims and his continued adherence to certain restrictive covenants, he will receive continuing base salary payments for a period of six months.

David W. Ghesquiere

For 2016, Mr. Ghesquiere’s annual base salary is $360,000, and he is eligible for an annual incentive payment equal to 50% of his base salary, subject to achievement of performance metrics. We entered into an employment agreement in November 2013 with Mr. Ghesquiere, our Senior Vice President of Corporate and Business Development. The employment agreement has no specific term and constitutes at-will employment.

In connection with Mr. Ghesquiere’s commencement of employment, we granted him stock options, or sign-on stock options, covering an aggregate of 93,000 shares. The stock options were granted pursuant to our 2013 Equity Incentive Plan with an exercise price equal to the per share fair market value of our common stock on the date of grant. Twenty-five percent of Mr. Ghesquiere’s sign-on stock options vested in December 2014, and the remaining 75% vest in equal monthly installments, until the option is fully vested in December 2017, the fourth anniversary of the vesting commencement date.

In addition and supplementing the vesting schedule described above, in the event that Mr. Ghesquiere’s employment is terminated other than for “cause” (as defined in his employment agreement and summarized below), death or disability or Mr. Ghesquiere resigns for “good reason” (as defined in his employment agreement and summarized below), in each case, upon or within 12 months following such change in control, then 100% of the then-unvested portion of the sign-on stock options will vest. For further information regarding Mr. Ghesquiere’s option grants, see the section of this report captioned “—Outstanding Equity Awards at Fiscal Year End.”

Also, if we terminate his employment other than for cause, death or disability or he resigns for good reason, then subject to his execution of a release of claims and his continued adherence to certain restrictive covenants, he will receive continuing base salary payments for a period of six months.

Definition of Terms

For purposes of the 2004 Stock Option Plan, “change in control” means generally a:

•	sale of all or substantially all of our assets;

•	our merger, consolidation or other business combination transaction with or into another corporation, entity or person, other than certain transactions in which a majority of the voting power of our stock continues to hold a majority of the voting power of our stock; or

•	the direct or indirect acquisition (including by way of a tender or exchange offer) by any person, or persons acting as a group, of beneficial ownership or a right to acquire beneficial ownership of shares representing a majority of the voting power of the then outstanding shares of our capital stock.

For purposes of the 2013 Equity Incentive Plan, “change in control” means generally means:

•	the date that any one person, or more than one person acting as a group, acquires ownership of our capital stock that, together with the stock held by such person or such group, constitutes more than 50% of the total voting power of our capital stock;

•	the date that a majority of members of the board is replaced during any 12 month period by directors whose appointment or election is not endorsed by a majority of the members of the board prior to such date; or

•	the date that any one person, or more than one person acting as a group, acquires (or has acquired during the 12 month period ending on the date of the most recent acquisition by such person or group) assets from us that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately prior to such acquisition or acquisitions.

For purposes of each of the named executive officers’ employment agreements, “cause” means generally:

•	a violation of one of our material written policies that continues uncured for 30 days;

•	an act of dishonesty in connection with an executive’s responsibilities as our employee;

•	such executive’s conviction of, or plea of nolo contendere to, a felony;

•	such executive’s gross misconduct;

•	such executive’s failure or refusal to follow the lawful and proper directives of the board of directors which are within his duties; or

•	such executive’s material breach of his proprietary information agreement or the non-disparagement provision of his employment agreement.

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

For purposes of Mr. Johnson’s and Mr. Ghesquiere’s sign-on stock option agreement, “cause” means generally:

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

For purposes of Mr. Johnson’s and Mr. Ghesquiere’s sign-on stock option agreement, “good reason” means generally:

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning equity awards held by our named executive officers at the end of 2015.

	Option Awards							Stock Awards
	Vesting Commencement Date	Number of Securities Underlying Option (#)				Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)
Name		Exercisable		Unexercisable
R. Bradley Gray	6/25/2010	130,299	(1)(2)	—		2.24	6/29/2020	—		—
	6/25/2010	33,481	(2)	—		2.24	6/29/2020	—		—
	6/25/2010	8,370	(1)(2)	—		2.24	6/29/2020	—		—
	6/25/2010	15,125	(1)(3)	—		2.24	6/29/2020	—		—
	3/01/2012	35,046	(1)(5)	—		1.92	2/28/2022	—		—
	3/01/2012	100,541	(1)(5)	—		1.92	2/28/2022	—		—
	1/10/2013	68,749	(1)(6)	—		6.72	1/09/2023	—		—
	1/31/2014	43,136	(6)	46,864	(6)	18.18	1/30/2024	—		—
	2/09/2015	20,840	(6)	79,160	(6)	12.77	2/08/2025	—		—

James A. Johnson	10/01/2012	82,968	(1)(4)	—		5.12	10/15/2022	—		—
	1/10/2013	31,249	(1)(6)	—		6.72	1/09/2023	—		—
	1/31/2014	21,574	(6)	23,426	(6)	18.18	1/30/2024	—		—
	2/09/2015	9,380	(6)	35,620	(6)	12.77	2/08/2025	—		—

David W. Ghesquiere	12/05/2013	46,506	(2)	46,494	(2)	12.50	12/4/2023	—		—
	1/31/2014	1,932	(6)	2,068	(6)	18.18	1/30/2024	—		—
	2/09/2015	9,380	(6)	35,620	(6)	12.77	2/08/2025	—		—
	3/01/2015	—		—		—	—	15,000	(7)	220,650	(8)

(1)	The options listed are subject to an early exercise right and may be exercised in full prior to vesting of the shares underlying the option. Vesting of all options is subject to continued service on the applicable vesting date.
(2)	Options vest over four years as follows: 25% of the shares vest one year following the vesting commencement date, with the remaining 75% vesting in equal monthly installments over the following years. Notwithstanding the foregoing, if the named executive officer’s employment is terminated other than for cause, death or disability or such named executive officer resigns for good reason, in each case, during the period on, and 12 months after, a change in control, then 100% of the then-unvested shares vest.
(3)	The option vested as to 50% upon the FDA’s final approval of Prosigna in September 2013 and the remaining 50% will vest upon the “tools” portion of our business becoming profitable.
(4)	Options vest over four years as follows: 25% of the shares vest one year following the vesting commencement date, with the remaining 75% vesting in equal monthly installments over the following years. Notwithstanding the foregoing, if the named executive officer is terminated without cause or resigns for good reason, in each case following a change in control, then 100% of the then-unvested shares vest.

(5)	Options vest over four years as follows: 15% of the shares vest on the vesting commencement date, with the remaining 85% vesting in equal monthly installments over the following four years. Notwithstanding the foregoing, if the named executive officer is terminated without cause or resigns for good reason, in each case, following a change in control, then 100% of the then-unvested shares vest.
(6)	Options vest in equal monthly installments from the vesting commencement date over four years. Notwithstanding the foregoing, if the named executive officer is terminated without cause or resigns for good reason, in each case, following a change in control, then 100% of the then-unvested shares vest.
(7)	One third of the restricted stock units vest on the first market trading day following the first anniversary of vesting commencement date and one third of the restricted stock units vest annually on the first market trading day after each of the second and third anniversaries of the vesting commencement date.
(8)	The market value of unvested shares is calculated by multiplying the number of unvested shares by the closing market price of our common stock on The NASDAQ Global Market on December 31, 2015, which was $14.71 per share.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. In 2015 and 2014, we contributed $0.6 million and $0.4 million into the 401(k) plan as matching contributions. In 2013 we made no matching contributions into the 401(k) plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

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

Cash Compensation

For each fiscal year, each non-employee director receives an annual cash retainer of $35,000 for serving on the board of directors. In addition to the annual retainer, the chairperson of the board of directors is entitled to an additional cash retainer of $40,000 per year, and the chairpersons of the board’s audit committee, compensation committee and nominating and corporate governance committee are entitled to an additional cash retainer of $15,000, $12,000 and $10,000 per year, respectively. Non-chairperson members of the audit committee, compensation committee and nominating and corporate governance committee are entitled to an additional cash retainer of $7,500, $6,000 and $5,000 per year, respectively. Prior to our 2015 annual meeting of stockholders, chairpersons of the three standing committees were each entitled to a cash retainer of $10,000, and non-chairperson members of the committees did not receive additional compensation.

All cash payments are payable in four equal installments at the end of each calendar quarter during which such individual served as a director (such payments to be prorated for service during a portion of such quarter).

The following table sets forth information concerning the compensation paid or accrued for services rendered to us by members of the board of directors for the year ended December 31, 2015. Compensation paid or accrued for services rendered to us by Mr. Gray in his role as chief executive officer is included in our disclosures related to executive compensation in the section of this report captioned “Executive Compensation.” Mr. Gray did not receive any compensation related to services rendered as a member of the board of directors.

Name	Fees Earned or paid in Cash ($)	Option Awards ($)(1)	Total ($)
William D. Young(2)	80,854	56,080	136,934
Nicholas Galakatos(3)	48,281	56,080	104,361
Robert M. Hershberg M.D., Ph.D.(4)	31,513	76,497	108,010
Gregory Norden(5)	50,132	56,080	106,212
Charles P. Waite(6)	51,289	56,080	107,369

(1)	Represents the aggregate grant date fair value of stock option awards granted in 2015. These amounts have been computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, using the Black-Scholes option pricing model without regard to estimated forfeitures. For a discussion of valuation assumptions, see the notes to our financial statements included elsewhere in this report.
(2)	As of December 31, 2015, Mr. Young held options for the purchase of 98,321 shares of common stock, of which 97,214 shares were vested as of such date.
(3)	As of December 31, 2015, Dr. Galakatos held options for the purchase of 21,922 shares of common stock, all of which were vested as of such date.
(4)	Dr. Hershberg was appointed to the board of directors in March 2015. As of December 31, 2015 Dr. Hershberg held options for the purchase of 14,688 shares of common stock, none of which were vested as of such date.
(5)	As of December 31, 2015, Mr. Norden held options for the purchase of 32,328 shares of common stock, of which 30,810 shares were vested as of such date.
(6)	As of December 31, 2015, Mr. Waite held options for the purchase of 21,922 shares of common stock, all of which were vested as of such date.

For further information regarding the equity compensation of our non-employee directors, see the section titled “Executive Compensation — Employee Benefit and Stock Plans.”

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2015 and currently are Dr. Galakatos, Mr. Norden and Mr. Waite. None of the members of our compensation committee is or has been an officer or employee of us. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our board of directors or compensation committee. We are a party to certain transactions with significant stockholders affiliated with Dr. Galakatos and Mr. Waite as described in the section of this report captioned “Certain Relationships and Related Party Transactions and Director Independence.”

Insider Trading Policy

In connection with our IPO, we established an insider trading policy that prohibits, among other things, short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to our common stock.

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

/s/ Dr. Nicholas Galakatos, Chairman
/s/ Greg Norden
/s/ Charles P. Waite

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2015. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))[1]
Equity compensation plans approved by security holders:
2004 Stock Option Plan	1,334,729	$3.28	—
2013 Equity Incentive Plan	2,832,233	14.56	1,363,616
2013 Employee Stock Purchase Plan	—	N.A.	332,704
Equity compensation plans not approved by security holders:	—	N.A.	—

Total	4,166,962	N.A.	1,696,320

(1)	Our 2013 Equity Incentive Plan includes provisions providing for an annual increase in the number of securities available for future issuance on the first day of each fiscal year, equal to the least of: (a) 1,406,250 shares; (b) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; and (c) such other amount as the board of directors may determine. Our 2013 Employee Stock Purchase Plan includes provisions providing for an annual increase in the number of securities available for future issuance on the first day of each fiscal year, equal to the least of: (a) 1% of the outstanding shares of common stock on the first day of such fiscal year; (b) 281,250 shares; and (c) such other amount as the board of directors, or a committee appointed by the board of directors, may determine.

Principal Stockholders

The following table sets forth certain information with respect to the beneficial ownership of our common stock at February 19, 2016 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The percentage of beneficial ownership shown in the table is based upon 19,636,762 shares outstanding as of February 19, 2016.

Information with respect to beneficial ownership has been furnished by each director, executive officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules take into account shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before the 60th day after February 19, 2016. Certain of the options granted to our named executive officers may be exercised prior to the vesting of the underlying shares. We refer to such options as being “early exercisable.” Shares of common stock issued upon early exercise are subject to our right to repurchase such shares until such shares have vested. These shares are deemed to be outstanding and beneficially owned by the person holding those options or a warrant for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o NanoString Technologies, Inc., 530 Fairview Avenue, N., Seattle, Washington 98109.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
Entities affiliated with Clarus Funds(1)	4,143,770	20.9
Entities affiliated with OVP Funds(2)	1,662,806	8.4
Entities affiliated with DFJ Funds(3)	1,864,010	9.4
Entities affiliated with Redmile Group, LLC(4)	1,357,692	6.9
Cadian Capital Management, LP(5)	1,323,102	6.7
Entities affiliated with Morgan Stanley(6)	1,598,178	8.1
Directors and Named Executive Officers:
R. Bradley Gray(7)	564,014	2.8
Joseph M. Beechem, Ph.D.(8)	144,423		*
Wayne D. Burns(9)	108,307		*
David W. Ghesquiere(10)	76,221		*
James A. Johnson(11)	155,439		*
Barney Saunders, Ph.D.(12)	43,255		*
William D. Young(13)	98,321		*
Nicholas Galakatos, Ph.D.(1)	4,143,770	20.9

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Gregory Norden(14)	31,460		*
Charles P. Waite(2)	1,662,806	8.4
Robert M. Hershberg(15)	7,956		*
All directors and executive officers as a group (11 persons)(16)	7,028,016	33.5

(*)	Less than one percent.
(1)	Includes 3,959,440 shares held and 162,408 shares that may be acquired pursuant to the exercise of warrants held of record by Clarus Lifesciences II, L.P. (“Clarus”) and options to purchase 21,922 shares that are exercisable within 60 days of February 19, 2016, all of which are vested as of such date, issued to Nicholas Galakatos, a member of the board of directors. In accordance with the internal policies of Clarus Ventures, the options received by Dr. Galakatos must be held for the benefit of Clarus Ventures and its affiliates. Clarus Ventures II GP, L.P. (the “GPLP”), as the sole general partner of Clarus, may be deemed to beneficially own certain of the shares held of record by Clarus. The GPLP disclaims beneficial ownership of all shares held of record by Clarus in which the GPLP does not have an actual pecuniary interest. Clarus Ventures II, LLC (the “GPLLC”), as the sole general partner of the GPLP, may be deemed to beneficially own certain of the shares held of record by Clarus. The GPLLC disclaims beneficial ownership of all shares held of record by Clarus in which it does not have an actual pecuniary interest. Each of Dr. Galakatos and Messrs. Henner, Liptak, Simon, Steinmetz and Wheeler, as individual Managing Directors of the GPLLC, may be deemed to beneficially own certain of the shares held of record by Clarus. Each of Dr. Galakatos and Messrs. Henner, Liptak, Simon, Steinmetz and Wheeler disclaims beneficial ownership of all shares held of record by Clarus in which he does not have an actual pecuniary interest. The address of Clarus Lifesciences is 101 Main Street, Suite 1210, Cambridge, Massachusetts 02142.
(2)	Includes (a) 1,063,775 shares held by OVP Venture Partners VI, L.P. (“OVP VI”), (b) 472,221 shares held of record by OVP Venture Partners VII, L.P. (“OVP VII”), (c) 1,484 shares held by OVP VII Entrepreneurs Fund, L.P. (“OVP VII Entrepreneurs Fund”) and (d) options to purchase 21,922 shares that are exercisable within 60 days of February 19, 2016, all of which are vested as of such date, issued to Charles P. Waite, a member of the board of directors. In accordance with the internal policies of OVP Venture Partners, the options received by Mr. Waite must be held for the benefit of OVP Venture Partners and its affiliates. Mr. Waite is a managing member of OVMC VI, LLC, the general partner of OVP VI, and a managing member of OVMC VII, LLC, the general partner of OVP VII and OVP VII Entrepreneurs Fund. Mr. Waite, together with the other managing members of OVMC VI, LLC and OVMC VII, LLC are deemed to have shared voting and dispositive power over the shares held by OVP VI, OVP VII and OVP VII Entrepreneurs Fund. These individuals disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein. The address of each of the entities affiliated with OVP Venture Partners is 1616 Eastlake Ave E #208, Seattle, WA 98102.
(3)	Based solely on the most recently available Schedule 13G filed with the SEC on January 28, 2016. Includes (a) 1,703,722 shares held and 85,728 shares that may be acquired pursuant to the exercise of warrants held of record by Draper Fisher Jurvetson Fund VII, L.P., (b) 32,154 shares held of record by Draper Associates, L.P., (c) 24,847 shares held and 1,249 shares that may be acquired pursuant to the exercise of warrants held of record by Draper Fisher Jurvetson Partners VII, LLC, (d) 12,002 shares held and 1,923 shares that may be acquired pursuant to the exercise of warrants held of record by Draper Associates Riskmasters Fund II, LLC and (e) 1,989 shares held and 396 shares that may be acquired pursuant to the exercise of warrants held of record by Draper Associates Riskmasters Fund, LLC. Timothy C. Draper, John H.N. Fisher and Steven T. Jurvetson are Managing Directors of the general partner entities of Draper Fisher Jurvetson Fund VII, L.P. (“Fund VII”) that directly hold shares and as such, they may be deemed to have voting and investment power with respect to such shares. Draper Fisher Jurvetson Partners VII, LLC (“Partners VII”) invests lockstep alongside Fund VII. The Managing Members of Partners VII are Timothy C. Draper, John H.N. Fisher and Steven T. Jurvetson. Draper Associates, L.P. (“DALP”) invests lockstep alongside Fund VII. The General Partners of DALP is Draper Associates, Inc. which is controlled by its President and majority shareholder, Timothy C. Draper. Draper Associates Riskmasters Fund, LLC (“DARF”) and Draper Associates Riskmasters Fund II, LLC (“DARF II”) invest lockstep alongside Fund VII, instead and in place of DALP beginning June 2010. The Managing Member of DARF and DARF II is Timothy C. Draper. These individuals disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein. The address of each of the entities affiliated with Draper Fisher Jurvetson is 2882 Sand Hill Road, Suite 150, Menlo Park, California 94025.
(4)	Based solely on the most recently available Schedule 13G filed with the SEC on February 16, 2016, consists of shares held by certain investment limited partnerships, pooled investment vehicles, etc. for which Redmile Group, LLC, (“Redmile”) serves as the general partner and/or investment manager. Redmile, as the general partner and/or investment manager, and Jeremy Green, as the majority managing member and owner of Redmile, may be deemed to beneficially own such shares insofar as they may be deemed to have the power to direct the voting or disposition of the shares. Each of Redmile and Jeremy Green disclaims beneficial ownership of such shares, except to the extent of his or its pecuniary interests therein. The address of Redmile is One Letterman Drive, Building D, Suite D3-300, San Francisco, CA 94111.
(5)	Based solely on the most recently available Schedule 13G filed with the SEC on February 12, 2016. All securities reported in the Schedule 13G are directly owned by advisory clients of Cadian Capital Management, LP (“Cadian”). None of the advisory clients individually owns more than 5% of the common stock of NanoString Technologies, Inc. Eric Bannasch may be deemed to beneficially own the shares held of record by Cadian. The address of each of the foregoing persons and entities is 535 Madison Avenue, 36th Floor, New York, NY 10022.
(6)	Based solely on the most recently available Schedule 13G filed with the SEC on February 5, 2016. The securities being reported by Morgan Stanley as a parent holding company are owned, or may be deemed to be beneficially owned, by Morgan Stanley Capital Services LLC, a wholly-owned subsidiary of Morgan Stanley. The address of each of the foregoing entities is 1585 Broadway, New York, NY 10036.
(7)	Includes 94,474 shares held and options to purchase 469,540 shares that are exercisable within 60 days of February 19, 2016, of which 456,649 shares are vested as of such date.

(8)	Includes 4,351 shares held and options to purchase 140,072 shares that are exercisable within 60 days of February 19, 2016, of which 135,384 shares are vested as of such date.
(9)	Includes 61,178 shares held and options to purchase 47,129 shares that are exercisable within 60 days of February 19, 2016, of which 45,254 shares are vested as of such date.
(10)	Includes 1,654 shares held, 5,000 shares attributable to restricted stock units that will vest within 60 days of February 19, 2016 and options to purchase 69,567 shares that are exercisable within 60 days of February 19, 2016, all of which are vested as of such date.
(11)	Includes 3,709 shares held and options to purchase 151,730 shares that are exercisable within 60 days of February 19, 2016, of which 135,499 shares are vested as of such date.
(12)	Includes 4,101 shares held and options to purchase 39,154 shares of that are exercisable within 60 days of February 19, 2016, of which 38,216 shares are vested as of such date.
(13)	Consists of options to purchase 98,321 shares that are exercisable within 60 days of February 19, 2016, all of which are vested as of such date.
(14)	Consists of options to purchase 31,460 shares that are exercisable within 60 days of February 19, 2016, all of which are vested as of such date.
(15)	Consists of options to purchase 7,956 shares that are exercisable within 60 days of February 19, 2016, all of which are vested as of such date.
(16)	Includes 5,666,387 shares held, 265,812 shares that may be acquired pursuant to the exercise of warrants held of record, 5,000 shares attributable to restricted stock units that will vest within 60 days of February 19, 2016, and options to purchase 1,090,817 shares that are exercisable within 60 days of February 19, 2016, of which 1,062,150 shares are vested as of such date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Investors’ Rights Agreement

We have entered into an investors’ rights agreement with certain holders of our common stock and warrants to purchase our common stock, including entities affiliated with Clarus Ventures, entities affiliated with OVP Venture Partners and entities affiliated with Draper Fisher Jurvetson. As of February 19, 2016, the holders of approximately 5 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.

The investors’ rights agreement was consummated prior to our adoption of the formal, written policy described above, and therefore, such policies and procedures were not followed with respect to the investors’ rights agreement. However, we believe that the terms obtained in connection with the investors’ rights agreement were comparable to terms available in an arm’s-length transaction.

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

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the board of directors has determined that none of Messrs. Young, Waite and Norden and Drs. Galakatos and Hershberg, representing five of our six directors, has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the rules of The NASDAQ Global Market. The board of directors also determined that Messrs. Norden (chairman), Waite and Young, who comprise our audit committee, Dr. Galakatos (chairman), Mr. Norden and Mr. Waite, who comprise our compensation committee, and Messrs. Waite (chairman), Young and Drs. Galakatos and Hershberg, who comprise our nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of The NASDAQ Global Market.

In making this determination, the board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances the board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, for 2015 and 2014.

	Year Ended December 31,
Fee Category	2015	2014
Audit fees (1)	$692,130	$610,074
Audit-related fees	—	—
Tax fees	—	19,700
All other fees (2)	1,800	6,200

Total fees	$693,930	$635,974

(1)	Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and our public offerings.
(2)	All other fees include any fees billed that are not audit, audit related, or tax fees. In 2015 and 2014, these fees related to accounting research software.

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

(a)(1) Financial Statements - The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

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

Dated: March 11, 2016

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

Signature	Title	Date

/s/ R. Bradley Gray	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2016
R. Bradley Gray

/s/ James A. Johnson	Chief Financial Officer (Principal Accounting and Financial Officer)	March 11, 2016
James A. Johnson

/s/ William D. Young	Chairman of the Board of Directors	March 11, 2016
William D. Young

/s/ Nicholas Galakatos	Director	March 11, 2016
Nicholas Galakatos

/s/ Robert M. Hershberg	Director	March 11, 2016
Robert M. Hershberg

/s/ Gregory Norden	Director	March 11, 2016
Gregory Norden

/s/ Charles P. Waite	Director	March 11, 2016
Charles P. Waite

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35980	3.1	August 8, 2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35980	3.2	August 8, 2013

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-188704	4.1	June 13, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated November 29, 2012, by and among the Registrant and the investors named therein.	S-1	333-188704	4.2	May 20, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated December 20, 2012, by and among the Registrant and the investors named therein.	S-1	333-188704	4.3	May 20, 2013

4.4	Warrant to purchase Series B Preferred Stock, issued to lender under Registrant’s prior credit facility on October 1, 2007.	S-1	333-188704	4.4	May 20, 2013

4.5	Warrant to purchase Series C Preferred Stock, issued to lender under Registrant’s prior credit facility on November 8, 2010.	S-1	333-188704	4.5	May 20, 2013

4.6	Form of amended and restated warrant to purchase shares of Series D Preferred Stock, issued to investors on June 23, 2011 and September 26, 2011 in connection with the Registrant’s 2011 bridge financing.	S-1	333-188704	4.6	May 20, 2013

4.7	Form of warrant to purchase shares of Series D Preferred Stock, issued to the investors on November 1, 2011 and December 28, 2011 in connection with the Registrant’s preferred stock and warrant financing.	S-1	333-188704	4.7	May 20, 2013

4.8	Form of warrant to purchase Series D Preferred Stock, issued to lenders on March 30, 2012 and December 10, 2012 under Registrant’s March 2012 credit facility.	S-1	333-188704	4.8	May 20, 2013

4.9	Form of warrant to purchase Series E Preferred Stock, issued to lenders on December 31, 2012 and April 30, 2013 in connection with the amendments of the Registrant’s March 2012 credit facility.	S-1	333-188704	4.9	May 20, 2013

10.1	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-188704	10.1	June 13, 2013

10.2	2004 Stock Option Plan, as amended.	S-1	333-188704	10.2	May 20, 2013

10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2004 Stock Option Plan, as amended.	S-1	333-188704	10.3	May 20, 2013

10.4	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2004 Stock Option Plan, as amended.	S-1	333-188704	10.4	May 20, 2013

10.5	2013 Equity Incentive Plan.	S-1/A	333-188704	10.5	June 13, 2013

10.6	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2013 Equity Incentive Plan.	S-1/A	333-188704	10.6	June 13, 2013

10.7	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the 2013 Equity Incentive Plan.	S-1/A	333-188704	10.7	June 13, 2013

10.8	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan.	S-1/A	333-188704	10.8	June 13, 2013

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.9	2013 Employee Stock Purchase Plan.	S-1/A	333-188704	10.9	June 13, 2013

10.10+	Employment Agreement, dated May 24, 2010, between the Registrant and R. Bradley Gray.	S-1	333-188704	10.8	May 20, 2013

10.11+	Employment Agreement, dated September 7, 2012, between the Registrant and Jim Johnson.	S-1	333-193322	10.11	January 13, 2014

10.12+*	Employment Agreement, dated November 20, 2013, between the Registrant and David W. Ghesquiere.

10.13*	Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated October 19, 2007, as amended through February 27, 2015.

10.14	Lease between the Registrant and BMR-500 Fairview Avenue LLC, dated December 22, 2014.	10-K	001-35980	10.15	March 13, 2015

10.15	Lease between the Registrant and Blume Roy Building LLC, dated December 26, 2013, as amended on December 22, 2014.	10-K	001-35980	10.16	March 13, 2015

10.16	Sales Agreement, dated as of May 11, 2015, between NanoString Technologies, Inc. and Cowen and Company, LLC.	10-Q	001-35980	10.1	August 5, 2015

10.17	Term Loan Agreement dated April 1, 2014 among the Registrant and certain of the Registrant’s subsidiaries and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. and forms of promissory note and PIK loan note to be issued thereunder.	10-Q	001-35980	10.1	August 8, 2014

10.18	Amendment No 1 to Term Loan Agreement dated April 16, 2015, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P, Capital Royalty Partners II – Parallel Fund “B” (Cayman) L.P., and Parallel Investment Opportunities Partners II L.P.	10-Q	001-35980	10.2	August 5, 2015

10.19*	Amendment No 2 to Term Loan Agreement dated October 30, 2015, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II – Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.

10.20	Security Agreement dated April 17, 2014 among the Registrant and certain of the Registrant’s subsidiaries and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. and form of joinder agreement to be issued thereunder.	10-Q	001-35980	10.2	August 8, 2014

10.21†	Exclusive License Agreement, dated February 4, 2004, between the Registrant and The Institute for Systems Biology.	S-1	333-188704	10.19	May 20, 2013

10.22†	Amendment No. 1 to Exclusive License Agreement, dated February 5, 2007, between the Registrant and The Institute for Systems Biology.	S-1	333-188704	10.20	May 20, 2013

10.23	Amendment No. 2 to Exclusive License Agreement, dated May 17, 2007, between the Registrant and The Institute for Systems Biology.	S-1	333-188704	10.21	May 20, 2013

10.24†	Amended and Restated Exclusive License Agreement, effective July 7, 2010, between the Registrant and Bioclassifier, LLC.	S-1	333-188704	10.22	May 20, 2013

10.25	First Amendment to Amended and Restated Exclusive License Agreement between the Company and Bioclassifier, LLC, dated March 31, 2015.	10-Q	001-35980	10.1	May 11, 2015

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

21.1	List of subsidiaries of the Registrant.	10-K	001-35980	21.1	March 27, 2014

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (contained on signature page).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates a management contract or compensatory plan.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.