Form 10-Q
period 2016-03-31
NanoString Technologies Inc
filed 2016-05-06
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File: Number 001-35980

 NANOSTRING TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0094687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
530 Fairview Avenue North
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2016 there were 19,772,601 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$29,587	$21,856
Short-term investments	27,151	27,188
Accounts receivable, net	15,528	19,725
Inventory	11,836	10,138
Prepaid expenses and other	3,130	3,886
Total current assets	87,232	82,793
Restricted cash	143	143
Deferred offering costs	181	181
Property and equipment, net	10,841	9,414
Other assets	335	338
Total assets	$98,732	$92,869
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,546	$3,243
Accrued liabilities	7,629	12,181
Deferred revenue, current portion	11,749	5,261
Lease financing obligations, current portion	190	226
Total current liabilities	23,114	20,911
Deferred revenue, net of current portion	20,000	6,486
Deferred rent and other long-term liabilities	5,725	4,257
Long-term debt and lease financing obligations, net of current portion and debt issuance costs	41,285	41,000
Total liabilities	90,124	72,654
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 19,772 and 19,570 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	245,655	242,693
Accumulated other comprehensive income (loss)	5	(29)
Accumulated deficit	(237,054)	(222,451)
Total stockholders’ equity	8,608	20,215
Total liabilities and stockholders’ equity	$98,732	$92,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product and service	$12,136	$10,832
Collaboration	2,561	761
Total revenue	14,697	11,593
Costs and expenses:
Cost of product and service revenue	5,870	5,340
Research and development	7,208	5,916
Selling, general and administrative	14,904	14,125
Total costs and expenses	27,982	25,381
Loss from operations	(13,285)	(13,788)
Other income (expense):
Interest income	68	67
Interest expense	(1,315)	(984)
Other expense, net	(71)	(189)
Total other income (expense), net	(1,318)	(1,106)
Net loss before provision for income tax	(14,603)	(14,894)
Provision for income tax	—	—
Net loss	$(14,603)	$(14,894)
Net loss per share - basic and diluted	$(0.74)	$(0.81)
Weighted average shares used in computing basic and diluted net loss per share	19,669	18,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(14,603)	$(14,894)
Change in unrealized gain or loss on short-term investments	34	25
Comprehensive loss	$(14,569)	$(14,869)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(14,603)	$(14,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	692	485
Stock-based compensation expense	1,927	1,252
Amortization of premium on short-term investments	70	88
Interest accrued on long-term notes	37	—
Conversion of accrued interest to long-term debt	315	267
Changes in operating assets and liabilities:
Accounts receivable, net	4,198	1,966
Inventory	(2,379)	(2,690)
Prepaid expenses and other	758	(226)
Other assets	—	35
Accounts payable	270	1,097
Accrued liabilities	(4,610)	(3,747)
Deferred revenue	20,002	(663)
Deferred rent	904	310
Net cash provided by (used in) operating activities	7,581	(16,720)
Investing activities
Purchases of property and equipment	(828)	(632)
Proceeds from sale of short-term investments	1,250	3,000
Proceeds from maturity of short-term investments	11,200	22,679
Purchases of short-term investments	(12,450)	(11,900)
Net cash (used in) provided by investing activities	(828)	13,147
Financing activities
Repayment of lease financing obligations	(68)	(68)
Proceeds from issuance of common stock for employee stock purchase plan	767	664
Proceeds from exercise of stock options	269	82
Net cash provided by financing activities	968	678
Net increase (decrease) in cash and cash equivalents	7,721	(2,895)
Effect of exchange rate changes on cash and cash equivalents	10	20
Cash and cash equivalents
Beginning of period	21,856	17,223
End of period	$29,587	$14,348

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

For arrangements with multiple deliverables, the Company allocates the agreement consideration at the inception of the agreement to the deliverables based upon their relative selling prices. To date, selling prices have been established by reference to vendor specific objective evidence based on stand-alone sales transactions for each deliverable. Vendor specific objective evidence is considered to have been established when a substantial majority of individual sales transactions within the previous 12-month period fall within a reasonably narrow range, which the Company has defined to be plus or minus 15% of the mean sales price of actual stand-alone sales transactions. The Company uses its best estimate of selling price for individual deliverables when vendor specific objective evidence or third-party evidence is unavailable. Allocated revenue is only recognized for each deliverable when the revenue recognition criteria have been met.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for the Company beginning January 1, 2018. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

In November 2015, FASB issued an accounting standards update entitled “ASU 2015-17, Balance Sheet Classification of Deferred Taxes.” The standard requires deferred income tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The standard will become effective for the Company beginning January 1, 2018. The Company does not anticipate adoption of the standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In February 2016, FASB issued an accounting standards update entitled “ASU 2016-02, Leases - Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for the Company beginning January 1, 2019. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In March 2016, FASB issued an accounting standards update entitled "ASU 2016-09, Improvements to Employee Share-Based Payment Accounting" which amends Accounting Standard Codification Topic 718, "Compensation – Stock Compensation". The standard includes provisions intended to simplify various aspects related to the accounting and presentation for stock-based payments in the financial statements, including the income tax effects of stock-based payments, minimum withholding requirements upon award settlement, and the method of calculating forfeitures in the recognition of stock compensation expense. The standard will become effective for the Company beginning January 1, 2018. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

The following shares underlying outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	4,531	3,980
Restricted stock units	83	—
Common stock warrants	572	572

4.	Concentration of Risks

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

The Company had one customer/collaborator that individually represented 15% of total revenue during the three months ended March 31, 2016 and no customers or collaborators that represented more than 10% of total revenues during the three months ended March 31, 2015. The Company had one customer/collaborator that represented 11% of total accounts receivable as of March 31, 2016 and no customers or collaborators that represented more than 10% of total accounts receivable as of December 31, 2015.

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

5.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of March 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$21,736	$5	$(3)	$21,738
U.S. government-related debt securities	5,410	3	—	5,413
Total available-for-sale securities	$27,146	$8	$(3)	$27,151

Type of securities as of December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$26,116	$—	$(28)	$26,088
U.S. government-related debt securities	1,101	—	(1)	1,100
Total available-for-sale securities	$27,217	$—	$(29)	$27,188

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	March 31, 2016	December 31, 2015
Maturing in one year or less	$25,647	$27,188
Maturing in one to three years	1,504	—
Total available-for-sale securities	$27,151	$27,188

The Company has both the intent and ability to sell its available-for-sale investments maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheet.

The following table summarizes investments that have been in a continuous unrealized loss position as of March 31, 2016 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$11,602	$(3)	$—	$—	$11,602	$(3)
U.S. government-related debt securities	—	—	—	—	—	—
Total	$11,602	$(3)	$—	$—	$11,602	$(3)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of March 31, 2016 and December 31, 2015 were primarily caused by interest rate increases.

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of March 31, 2016, there were no investments in its portfolio that were other-than-temporarily impaired.

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

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of March 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$26,522	$—	$—	$26,522
Short-term investments:
Corporate debt securities	—	21,738	—	21,738
U.S. government-related debt securities	—	5,413	—	5,413
Total	$26,522	$27,151	$—	$53,673

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$5,371	$—	$—	$5,371
Short-term investments:
Corporate debt securities	—	26,088	—	26,088
U.S. government-related debt securities	—	1,100	—	1,100
Total	$5,371	$27,188	$—	$32,559

7.	Inventory

Inventory consisted of the following as of the date indicated (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$3,479	$3,575
Work in process	2,937	2,895
Finished goods	5,420	3,668
	$11,836	$10,138

8.	Long-term Debt and Obligations
In April 2014, the Company entered into a term loan agreement under which it could borrow up to $45.0 million, including an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, the Company borrowed $20.0 million, and in October 2014, the Company borrowed an additional $10.0 million under the term loan agreement.
In October 2015, the Company amended the term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding deferred interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The Company has elected to exercise the option to defer payment of interest and has recorded $1.8 million of deferred interest through March 31, 2016. In December 2015, the Company borrowed an additional $10.0 million under the terms of the amended agreement and is required to borrow an additional $5.0 million no later than June 30, 2016. At its option, the Company may borrow up to an additional $15.0 million through December 31, 2016. Total borrowings and deferred interest under the amended term loan agreement were $41.8 million and $41.5 million as of March 31, 2016 and December 31, 2015, respectively.
Under the amended term loan agreement, the Company may pay interest-only for the first seven years of the term and principal payments are due in four equal installments during the eighth year of the term. The Company has the option to prepay the term loan, in whole or part, at any time subject to payment of a redemption fee of up to 4%, which declines 1% annually, with no redemption fee payable if prepayment occurs after the fourth year of the loan. In addition, a facility fee equal to 2.0% of the amount borrowed plus any accrued interest is payable at the end of the term or when the loan is repaid in full. A long-term liability of $1.1 million is being accreted using the effective interest method for the facility fee over the term of loan agreement. Obligations under the term loan agreement are collateralized by substantially all of the Company’s assets.

The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and minimum revenue-based financial requirements, specifically $70.0 million for 2016 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If the Company’s actual revenues are below the minimum annual revenue requirement for any given year, it may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenues and the minimum revenue requirement. The Company was in compliance with its financial covenants as of March 31, 2016.

Long-term debt and lease financing obligations, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Term loans payable	$41,801	$41,487
Lease financing obligations	216	284
Total long-term debt and lease financing obligations	42,017	41,771
Unamortized debt issuance costs	(542)	(545)
Current portion of lease financing obligations	(190)	(226)
Long-term debt and lease financing obligations, net of debt issuance costs and current portion	$41,285	$41,000

Scheduled future principal payments for outstanding debt and lease financing obligations were as follows at March 31, 2016 (in thousands):

Years Ending December 31,
Remainder of 2016	$158
2017	58
2018	—
2019	—
2020	—
Thereafter	41,801
$42,017

9.	Collaboration Agreements

The Company uses a proportional performance model to recognize collaboration revenue over the Company’s performance period for each collaboration agreement. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. All amounts received or due are classified as collaboration revenue as they are earned.

Celgene Corporation

In March 2014, the Company entered into a collaboration agreement with Celgene Corporation (“Celgene”) to develop, seek regulatory approval for, and commercialize a companion diagnostic assay for use in screening patients with Diffuse Large B-Cell Lymphoma. The Company is eligible to receive payments totaling up to $45.0 million, of which $5.8 million was received as an upfront payment upon delivery of certain information to Celgene, $17.0 million is for potential success-based development and regulatory milestones, and the remainder is for potential commercial payments in the event sales of the test do not exceed certain pre-specified minimum annual revenues during the first three years following regulatory approval. In October 2015, the parties amended the collaboration agreement to include additional countries to conduct clinical trials and in return the Company received an upfront payment of $1.6 million in December 2015.

The Company will retain all commercial rights to the diagnostic test developed under this collaboration, subject to certain backup rights granted to Celgene to commercialize the diagnostic test in a particular country if the Company elects to cease distribution or elects not to distribute the diagnostic in such country. Assuming success in the clinical trial process, and subject to regulatory approval, the Company will market and sell the diagnostic assay.

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

The Company recognized collaboration revenue related to the Celgene agreement of $0.7 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, the Company had recorded $7.5 million of deferred revenue related to the Celgene collaboration, of which $2.3 million is estimated to be recognizable as revenue within one year.

Merck & Co., Inc.

In May 2015, the Company entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1therapy, KEYTRUDA. Under the terms of the collaboration agreement, the Company was eligible to receive up to $4.0 million, of which $2.0 million was received as an upfront payment in July 2015 and $1.9 million was received as development payments during 2015. In February 2016, the Company expanded its collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. Under the terms of the new collaboration agreement, the Company received $12.0 million upfront technology access fee, will receive additional development funding, and is eligible to receive up to $12.0 million of near-term preclinical milestone payments and other potential downstream regulatory milestone payments.

The Company recognized collaboration revenue of $1.3 million related to the Merck agreement for the three months ended March 31, 2016, and none for the three months ended March 31, 2015. As of March 31, 2016, the Company had recorded $13.9 million of deferred revenue related to the Merck collaboration, $4.3 million of which is estimated to be recognized as revenue within one year.

Medivation, Inc. and Astellas Pharma, Inc.
In January 2016, the Company entered into a collaboration agreement with Medivation, Inc. ("Medivation") and Astellas Pharma Inc. (“Astellas”) to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. Under the terms of the collaboration agreement, the Company will modify its PAM50-based Prosigna Breast Cancer Assay for potential use as a companion diagnostic test for XTANDI (enzalutamide) for triple negative breast cancer. XTANDI is currently approved by the U.S. Food and Drug Administration for the treatment of metastatic castration-resistant prostate cancer.
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

The Company recognized collaboration revenue of $0.6 million related to the Medivation/Astellas agreement for the three months ended March 31, 2016, and none for the three months ended March 31, 2015. As of March 31, 2016, the Company had recorded $6.7 million of deferred revenue related to the Medivation/Astellas collaboration, $2.4 million of which is estimated to be recognized as revenue within one year.

10.	Commitments and Contingencies

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are no claims or actions pending against the Company currently, the ultimate disposition of which would have a material adverse effect on the Company’s consolidated results of operation, financial condition or cash flows.

11.	Information about Geographic Areas

The Company operates as a single reportable segment and enables customers to perform both research and clinical testing on its nCounter Analysis Systems. The Company has one sales force that sells these systems to both research and clinical testing labs, and its nCounter Elements reagents can be used for both research and diagnostic testing. In addition, the Company’s Prosigna Breast Cancer Assay is marketed to clinical laboratories. The Company has also entered into collaboration agreements with Celgene, Merck and Medivation and Astellas.

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

	Three Months Ended March 31,
	2016	2015
Americas	$10,083	$7,523
Europe & Middle East	2,853	2,943
Asia Pacific	1,761	1,127
Total revenue	$14,697	$11,593

Total revenue in the United States was $9.6 million and $7.2 million for the three months ended March 31, 2016 and 2015, respectively.

The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis Systems directly profile hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market instruments and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of March 31, 2016, we have an installed base of over 370 systems, which our customers have used to publish over 1,000 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we are collaborating with several biopharmaceutical companies to develop companion diagnostics, in vitro diagnostic tests to be used to identify which patients are most likely to respond to a particular drug therapy.

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

Our total revenue has increased to $14.7 million for the three months ended March 31, 2016 from $11.6 million for the first three months of 2015. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $14.6 million and $14.9 million for the three months ended March 31, 2016 and 2015, respectively, and as of March 31, 2016 our accumulated deficit was $237.1 million.

In May 2015, we entered into a clinical research collaboration agreement with Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA. Under the terms of the collaboration agreement, we were eligible to receive up to $4.0 million in payments, of which $2.0 million was received as an upfront payment in July 2015 and $1.9 million was received as development payments during 2015. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. Under the terms of the new collaboration agreement, we received a $12.0 million upfront technology access fee and will receive additional development funding up to $12.0 million of near-term preclinical milestone payments and other potential downstream regulatory milestone payments.

In January 2016, we entered into a collaboration with Medivation, Inc. and Astellas Pharma Inc. to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. Under the terms of the collaboration agreement, we will modify our PAM50-based Prosigna Breast Cancer Assay for potential use as a companion diagnostic test for XTANDI (enzalutamide) for triple negative breast cancer. We will be responsible for developing and validating the diagnostic test and, if the parties thereafter determine to proceed, we will also be responsible for seeking regulatory approval for and commercializing the test. We received a $6.0 million upfront payment for technology access, and are eligible to receive up to $10.0 million in development funding, in addition to other potential downstream milestone payments.

Results of Operations

Revenue

Our product revenue consists of sales of our nCounter Analysis Systems and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with extended service agreements and conducting proof-of-principle studies. Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis Systems and purchase related consumables. Collaboration revenue is derived primarily from our collaborations with Celgene, Merck and Medivation and Astellas.

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

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Americas	$10,083	$7,523	34%
Europe & Middle East	2,853	2,943	(3)
Asia Pacific	1,761	1,127	56
Total	$14,697	$11,593	27

The following table reflects the breakdown of revenue in absolute dollars and as a percentage of total revenue.

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in thousands)
Product revenue:
Instruments	$3,402	$4,369	(22)%
Consumables	7,208	5,503	31
In vitro diagnostic kits	754	381	98
Total product revenue	11,364	10,253	11
Service revenue	772	579	33
Total product and service revenue	12,136	10,832	12
Collaboration revenue	2,561	761	237
Total revenue	$14,697	$11,593	27

Instrument revenue was lower for the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to a decrease in the number of systems sold, as well as the lower selling price of the new nCounter SPRINT Profiler system, which was anticipated. Approximately half of the systems sold were SPRINT Profilers, consistent with our expectations. The overall decrease in systems sold resulted from seasonal trends compounded by slower than expected conversion of sales opportunities into orders, particularly in Europe. The increase in consumables revenue was driven by growth in our installed base of instruments. Revenue from in vitro diagnostic kits increased as sales of Prosigna kits continued to grow as more laboratories have adopted the test and coverage by third-party payers has increased since we launched the product in late 2013. The increase in service revenue was primarily related to an increase in the number of instruments covered by service agreements. The increase in collaboration revenue was primarily due to the impact of our new collaborations with Merck and Medivation and Astellas.

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

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in thousands)
Cost of product and service revenue	$5,870	$5,340	10%
Product and service gross profit	$6,266	$5,492	14
Product and service gross margin	52%	51%

The increase in cost of product and service revenue for the three months ended March 31, 2016 was related to the overall increased volume of products and services sold. The increase in gross margin on product and service revenues is primarily due to a product mix shift towards consumables. Costs related to collaboration revenue are included in research and development expense.

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

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Core nCounter platform technology	$1,868	$1,637	14%
Manufacturing process development	597	447	34
Life sciences products and applications	1,525	1,176	30
Diagnostic product development	1,223	1,031	19
Clinical, regulatory and medical affairs	1,110	1,132	(2)
Facility allocation	885	493	80
Total	$7,208	$5,916	22

The increase in research and development expense for the three months ended March 31, 2016 was primarily attributable to increased personnel-related expenses and supply costs supporting the advancement of our diagnostic and product development activities, including activities to support our collaboration agreements. In addition, facility costs increased due to expansion of our leased space for research and development activities. These increases were partially offset by decreases in engineering and consulting costs primarily for the development of our nCounter SPRINT Profiler in 2015.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, legal, human resources, information technology, business development and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows as we continue to introduce new products, broaden our customer base and grow our business. In February 2015, we combined our two separate sales teams into a single organization selling our entire suite of products, targeted primarily toward major academic medical centers and biopharmaceutical companies. As a result, we incurred severance related costs, which contributed to higher sales and marketing expense during the first quarter of 2015. Also, legal, accounting and compliance costs are expected to continue to increase as our business grows.

Selling, general and administrative expense was as follows:

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Selling, general and administrative expense	$14,904	$14,125	6%

The increase in selling, general and administration expense for the three months ended March 31, 2016 was primarily attributable to an increase in legal and other professional fees, personnel-related costs and increased state and local gross receipts-based taxes related to amounts received under our collaboration agreements. These increases were partially offset by reductions in marketing-related costs.

Other Income (Expense)

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Interest income	$68	$67	1%
Interest expense	(1,315)	(984)	34
Other expense, net	(71)	(189)	(62)
Total other income (expense), net	$(1,318)	$(1,106)	19

For the three months ended March 31, 2016, interest expense increased primarily due to an increase in outstanding long-term debt borrowings, from $30.7 million as of March 31, 2015 to $41.8 million as of March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had cash, cash equivalents and short-term investments totaling $56.7 million. We believe our existing cash, cash equivalents and short-term investments, together with additional funding available to us under our existing term loan agreement, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: the nature and timing of any additional companion diagnostic development collaborations we may establish; market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Sources and Uses of Funds

Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. We generated cash from operations for the three months ended March 31, 2016 as a result of receipts under our collaboration agreements. However, the timing and amount of such receipts in the future are unpredictable and therefore we expect to require cash to fund our operations for at least the next several years.
In May 2015, we entered into a sales agreement with a sales agent to sell shares of our common stock through an “at the market” equity offering program for up to $40 million in total sales proceeds. Under the sales agreement, we sold 960,400 shares during 2015 for net proceeds of $12.5 million. The sales agreement allows us to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales may be made, limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of March 31, 2016, approximately $27.0 million of common stock is available to be sold under the “at the market” equity offering program. We cannot guarantee that we will be able to sell the remaining available shares under the sales agreement under favorable market conditions.
In April 2014, we entered into a term loan agreement under which we may borrow up to $45.0 million, including an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, we borrowed $20.0 million and in October 2014, we borrowed an additional $10.0 million under the term loan agreement.
In October 2015, we amended our term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60 million (excluding accrued interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at our option and paid together with the principal at maturity. We have elected to exercise the option to defer a portion of the interest and we have recorded $1.8 million of deferred interest through March 31, 2016. In December 2015, we borrowed an additional $10 million under the terms of the amended agreement and we are required to borrow an additional $5 million no later than June 30, 2016. At our option, we may borrow up to an additional $15 million through December 31, 2016. Total borrowings under the amended term loan agreement were $41.8 million as of March 31, 2016.
Under the amended term loan agreement, we may pay interest-only for the first seven years of the term and principal payments are due in four equal installments during the eighth year of the term. We have the option to prepay the term loan, in whole or part, at any time subject to payment of a redemption fee of up to 4%, which declines 1% annually, with no redemption fee payable if prepayment occurs after the fourth year of the loan. In addition, a facility fee equal to 2.0% of the amount borrowed plus any deferred interest is payable at the end of the term or when the loan is repaid in full. A long-term liability of $1.1 million is being accreted using the effective interest method for the facility fee over the term of the loan agreement. Obligations under the term loan agreement are collateralized by substantially all of our assets.

The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and minimum revenue-based financial requirements, specifically $70.0 million for 2016 with annual increases of $15 million for each subsequent fiscal year thereafter. If our actual revenues are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. We were in compliance with our covenants as of March 31, 2016.

Our principal use of cash is funding our operations, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing research business and in developing Prosigna and preparing it for commercialization. Through December 31, 2015, our cash used in operating activities increased from previous years. For the three months ended March 31, 2016, we generated operating cash from receipts under our collaboration agreements, however, the timing and amount of such receipts in the future are unpredictable and therefore we expect to require cash to fund our operations. Our operating cash requirements may increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems among research customers and clinical laboratories and continue to promote consumable usage, including Prosigna, (2) commercialize, and conduct studies to expand the clinical utility of Prosigna and develop new diagnostic tests and (3) develop new applications, chemistry and instruments for our nCounter platform, and we cannot be certain our revenues will grow sufficiently to offset our operating expense increases.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in) operating activities	$7,581	$(16,720)
Cash (used in) provided by investing activities	(828)	13,147
Cash provided by financing activities	968	678

Operating Cash Flows

We derive operating cash flows from cash collected from the sale of our products and services and from collaborations. These cash flows received are generally outweighed by our use of cash for operating expenses to support the growth of our business. As a result, we have historically experienced negative cash flows from operating activities as we have expanded our business in the United States and other markets and this will likely continue for the foreseeable future.

For the three months ended March 31, 2016, we had net cash provided by operating activities due to $19.9 million in payments received from our collaborators, Merck and Medivation and Astellas. Net cash provided by operating activities consisted of our net loss of $14.6 million, which was more than offset by $19.1 million of changes in our operating assets and liabilities. The net amount of cash provided by operations was further increased by $3.0 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, and amortization of premium on short-term investments.

Net cash used in operating activities for the three months ended March 31, 2015 largely consisted of our net loss of $14.9 million and $3.9 million of changes in our operating assets and liabilities. These uses were partially offset by $2.1 million of net non-cash items, such as depreciation and amortization, amortization of premium on short-term investments, deferred interest converted to principal for the term loan and stock-based compensation.

Investing Cash Flows

Our most significant investing activities for the three months ended March 31, 2016 and 2015 were related to the purchase and sale of short-term investments. Because we manage our cash balances and usage based on the total of our cash, cash equivalents and short-term investments, we do not consider cash flows solely related to our short-term investments to be important to an understanding of our liquidity and capital resources.

In the three months ended March 31, 2016 and 2015, we purchased $0.8 million and $0.6 million, respectively, of property and equipment required to support the growth and expansion of our operations.

Financing Cash Flows

Historically, we have funded our operations through the issuance of equity securities and the incurrence of indebtedness.

Net cash provided by financing activities for the three months ended March 31, 2016 consisted of Employee Stock Purchase Plan proceeds of $0.8 million, and $0.3 million of proceeds from the exercise of stock options. These proceeds were partially offset by the repayment of lease financing obligations of $0.1 million.

Net cash provided by financing activities for the three months ended March 31, 2015 consisted of Employee Stock Purchase Plan proceeds of $0.7 million, and $0.1 million of proceeds from the exercise of stock options. These proceeds were partially offset by the repayment of lease financing obligations of $0.1 million.

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

There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2016 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 11, 2016.

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
In November 2015, FASB issued an accounting standards update entitled “ASU 2015-17 - Balance Sheet Classification of Deferred Taxes.” The standard required deferred income tax liabilities and assets be classified as noncurrent in our consolidated balance sheet. The standard is effective for us beginning January 1, 2018. We do not anticipate the adoption will have a material impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In February 2016, FASB issued an accounting standards update entitled “ASU 2016-02, Leases - Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for us beginning January 1, 2019. We are currently assessing the impact adoption of this standard will have on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In March 2016, FASB issued an accounting standards update entitled "ASU 2016-09, Improvements to Employee Share-Based Payment Accounting" which amends Accounting Standard Codification Topic 718, "Compensation – Stock Compensation". The standard includes provisions intended to simplify various aspects related to the accounting and presentation for stock-based payments in the financial statements, including the income tax effects of stock-based payments, minimum withholding requirements upon award settlement, and the method of calculating forfeitures in the recognition of stock compensation expense. The standard will become effective for us beginning January 1, 2018. We do not anticipate adoption of the standard will have a material impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on April 1, 2016 and sustained throughout the period ended March 31, 2017, would not be material.

As of March 31, 2016, the principal outstanding under our term borrowings was $41.8 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $14.6 million and $14.9 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $237.1 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenues and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

Our financial results may vary significantly from quarter to quarter which may adversely affect our stock price.
Investors should consider our business and prospects in light of the risks and difficulties we expect to encounter in the new, uncertain and rapidly evolving markets in which we compete. Because these markets are new and evolving, predicting their future growth and size is difficult. We expect that our visibility into future sales of our products, including volumes, prices and product mix between instruments and consumables, and revenue from licensing agreements, including the amount and timing of payments pursuant to collaboration agreements will continue to be limited and could result in unexpected fluctuations in our quarterly and annual operating results.
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
In March 2014, we entered into our first companion diagnostic collaboration with Celgene Corporation to develop an in vitro diagnostic assay to be used for subtyping certain lymphoma patients. In May 2015, we entered into a clinical research collaboration agreement with Merck to develop an assay that could become the subject of an additional companion diagnostic collaboration. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. In January 2016, we announced a companion diagnostic collaboration with Medivation Inc. and Astellas Pharma Inc. to modify our Prosigna Breast Cancer Assay for potential use as a companion diagnostic test for enzalutamide for triple negative breast cancer. We intend to enter into additional similar collaborations over time. The success of the development programs for such assays will be dependent on the success of the related drug trials conducted by our collaborators. There is no guarantee that those clinical trials will be successful and, as a result, we may expend considerable time and resources developing in vitro diagnostic assays that cannot gain regulatory approval. Although we expect such collaborations to provide funding to cover our costs of development, failure of these clinical trials would reduce our prospects for introducing new diagnostic products and would adversely impact our growth prospects and future operating results.
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
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. For example, as of March 31, 2016, we have issued an aggregate of 960,400 shares of our common stock under a sales agreement with Cowen and Company, LLC, or Cowen, for total gross proceeds of $13.0 million. We have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. As of March 31, 2016, approximately $27.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
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
We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, and we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in the European Union. We do not have regulatory clearance or approval to market in any additional markets, other than Israel, Canada, Turkey, South Africa, New Zealand, Hong Kong and Australia, or to promote Prosigna in the United States for additional indications. Other than with respect to Prosigna in such jurisdictions, we are limited to marketing our products for research use only, which means that we cannot make diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions, as well as for other indications. In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining regulatory authorizations needed to use the companion diagnostic tests in clinical trials as well as the regulatory approvals to sell the companion diagnostic tests following completion of such trials.
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
For the three months ended March 31, 2016 and 2015, approximately 31% and 35%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous materials and the generation, transportation and storage of waste. We could discover that we or an acquired business are not in material compliance with these regulations. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business.
Risks Related to Government Regulation and Diagnostic Product Reimbursement
Our “research use only” products for the research market could become subject to regulation as medical devices by the FDA or other regulatory agencies in the future which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.
In the United States, most of our products are currently labeled and sold for research use only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for diagnostic use, and the products do not include clinical or diagnostic claims or directions or support to use as diagnostic products, they are not subject to regulation by the Food and Drug Administration, or FDA, as medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post- market controls for medical devices. In November 2013, the FDA issued final guidance on RUO products, which, among other things, reaffirmed that a company may not make clinical or diagnostic claims about an RUO product or provide clinical directions or clinical support services to customers for RUO products. If the FDA were to modify its approach to regulating products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
In addition, we sell dual-use instruments with software that has both FDA-cleared functions and research functions, for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, FDA issued a guidance document that described FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and device functions for which approval/clearance is not required. There is a risk that the FDA could take enforcement action against a manufacturer for distributing dual-use instruments if the company does not follow the restrictions discussed in the guidance document. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, and the instruments are being promoted off-label. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products.
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
     In May 2015, Palmetto GBA, a Medicare Administrative Contractor that assesses molecular diagnostic technologies through its Molecular Diagnostic Services Program, or MolDX, issued a favorable local coverage determination for Prosigna. Subsequently, all of the other ten Medicare Administrative Contractors have issued similar local coverage determinations or have indicated they intend to cover Prosigna claims without the issuance of a formal policy, resulting in national Medicare coverage.
If we are unable to obtain positive policy decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our products would be compromised and our revenue would be significantly limited. Even if we do obtain reimbursement for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology, and indirectly, demand for diagnostic products. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services, which may include decreased coverage or reduced reimbursement. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, and are subject to change at any time. Most recently the Protecting Access to Medicare Act (PAMA) of 2014 revises the Medicare Clinical Laboratory Fee Schedule (CLFS) to base prices on commercial payer rates that are reported to the Centers for Medicare and Medicaid Services (CMS). In September 2015, CMS released the much anticipated Clinical Diagnostic Tests Laboratory Payment System regulations, in response to PAMA. The statute applies different reporting and payment requirements to Advanced Diagnostic Laboratory Tests (ADLTs) and to Clinical Diagnostic Laboratory Tests (CDLTs).  Under the definitions in the proposed rules, Prosigna would be defined as a CDLT and would be repriced every three years based on a weighted median of commercial payments submitted by labs. As a result, if commercial payment amounts decline, there is a risk that Medicare prices will fall as well. Reductions in the reimbursement rate of third-party payors have also occurred and may occur in the future. Reductions in the prices at which testing services based on our technology are reimbursed could have a negative impact on our revenue. CMS has not yet issued the final regulations for PAMA, which are anticipated to be released by June 30, 2016.
In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. Recently, positive reimbursement decisions for Prosigna have occurred in France, certain regions of Spain and Israel. Despite these positive developments, we continue to expect that it will take several years to establish broad coverage and reimbursement for testing services based on our products with most payors in countries outside of the United States, and our efforts may not be successful.
We continue to pursue positive reimbursement coverage decisions from government insurance plans, managed care organizations and private insurance plans.  From time to time, if positive reimbursement coverage decisions are obtained, we may publicly announce such decisions.  In most cases where coverage is denied by a third-party payor, there will be subsequent opportunities to submit additional information or clinical evidence and have such decision reconsidered. We intend to evaluate the benefit of continued pursuit of a positive reimbursement determination on a case by case basis and in most cases expect to continue to pursue a positive coverage decision with those payors based on additional information or subsequent clinical developments; as a result, we do not intend to publicly announce any denials of coverage or the absence of a coverage determination on a regular basis.
Our nCounter Elements reagents may be used by clinical laboratories to create Laboratory-Developed Tests, which could in the future be the subject of additional FDA regulation as medical devices, which could materially and adversely affect our business and results of operations.
In February 2014, we launched nCounter Elements reagents, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes. nCounter Elements reagents may be used by laboratories in conjunction with appropriate analyte specific reagents and general purpose reagents to create diagnostic tests or test systems.
A clinical laboratory can use nCounter Elements reagents to create what is called a Laboratory-Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests.  Historically, LDTs generally have not been subject to FDA regulation. In October 2014, the FDA issued its draft guidance documents for LDTs proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could decrease demand for our products, including nCounter Elements reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. If the FDA issues final guidance documents for LDTs, such regulation could adversely affect our prospects, results of operations and financial condition. Similarly, there have been proposals that Congress enact legislation that could result in FDA regulation of some LDTs. If legislation were enacted, it could adversely affect demand for our products, including nCounter Elements reagents.
Approval and/or clearance by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.
Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies, we are required to obtain either prior 510(k) clearance or prior pre-market approval, or PMA, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. We may pursue additional intended uses for Prosigna that require a PMA approval, which is a more burdensome regulatory process than the 510(k) clearance process. In addition, we are currently collaborating with Celgene, Merck and Medivation and Astellas on companion diagnostics. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), the Agency expects that companion diagnostics usually will require a PMA.
Any 510(k) clearance or PMA approval we obtain for any future product would likely place substantial restrictions on how our device is marketed or sold. The FDA will continue to place considerable restrictions on our products, including, but not limited to, the obligation to comply with the Quality System Regulation, or QSR, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years, and generally requires detailed and comprehensive scientific and clinical data, as well as compliance with FDA regulations. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. In December 2015, Congress passed a two-year suspension of the medical device tax from January 1, 2016 to December 31, 2017. Absent further legislative action, the medical device tax would be reinstated January 1, 2018. The tax applies to our listed medical device products, which include the nCounter Dx Analysis System, Prosigna in vitro diagnostic kits and nCounter Elements reagents. The Budget Control Act of 2011, contained automatic spending cuts to the federal budget known as sequestration. As a result of sequestration, Medicare payments are reduced by 2% per year. For Prosigna this occurs through adjustment to the Clinical Laboratory Fee Schedule. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our customers use our technology to deliver to Medicare beneficiaries, and may indirectly reduce demand for our products.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 31, 2016, we owned or exclusively licensed thirteen issued U.S. patents and approximately 42 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 172 pending and granted counterpart applications worldwide, including 65 country-specific validations of six European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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

Holders of approximately 4.5 million shares (including shares underlying outstanding warrants), or approximately 23%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.
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
Our executive officers and directors together with their respective affiliates, own approximately 26% of our outstanding common stock as of March 31, 2016. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

Item 6.	Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Description
10.1	Amendment No. 2 to lease between the Registrant and Blume Roy Building LLC, dated February 1, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

NANOSTRING TECHNOLOGIES, INC.

Date:	May 6, 2016	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2016	By:	/s/ James A. Johnson
James A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 2 to lease between the Registrant and Blume Roy Building LLC, dated February 1, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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