Form 10-Q
period 2016-06-30
NanoString Technologies Inc
filed 2016-08-04
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2016 there were 19,835,772 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$19,294	$21,856
Short-term investments	37,846	27,188
Accounts receivable, net	25,238	19,725
Inventory	12,510	10,138
Prepaid expenses and other	3,599	3,886
Total current assets	98,487	82,793
Restricted cash	143	143
Deferred offering costs	178	181
Property and equipment, net	10,646	9,414
Other assets	420	338
Total assets	$109,874	$92,869
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,973	$3,243
Accrued liabilities	8,738	12,181
Deferred revenue, current portion	16,873	5,261
Deferred rent, current portion	172	—
Lease financing obligations, current portion	149	226
Total current liabilities	29,905	20,911
Deferred revenue, net of current portion	27,188	6,486
Deferred rent and other long-term liabilities	5,853	4,257
Long-term debt and lease financing obligations, net of current portion and debt issuance costs	46,596	41,000
Total liabilities	109,542	72,654
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 19,834 and 19,570 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	248,162	242,693
Accumulated other comprehensive income (loss)	27	(29)
Accumulated deficit	(247,859)	(222,451)
Total stockholders’ equity	332	20,215
Total liabilities and stockholders’ equity	$109,874	$92,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product and service	$17,488	$12,498	$29,624	$23,330
Collaboration	5,139	568	7,700	1,329
Total revenue	22,627	13,066	37,324	24,659
Costs and expenses:
Cost of product and service revenue	7,871	5,871	13,741	11,211
Research and development	8,799	5,798	16,007	11,714
Selling, general and administrative	15,507	12,823	30,411	26,948
Total costs and expenses	32,177	24,492	60,159	49,873
Loss from operations	(9,550)	(11,426)	(22,835)	(25,214)
Other income (expense):
Interest income	94	56	162	123
Interest expense	(1,326)	(1,001)	(2,641)	(1,985)
Other income (expense), net	12	(33)	(59)	(222)
Total other income (expense), net	(1,220)	(978)	(2,538)	(2,084)
Net loss before provision for income tax	(10,770)	(12,404)	(25,373)	(27,298)
Provision for income tax	(35)	—	(35)	—
Net loss	$(10,805)	$(12,404)	(25,408)	(27,298)
Net loss per share - basic and diluted	$(0.55)	$(0.66)	$(1.29)	$(1.47)
Weighted average shares used in computing basic and diluted net loss per share	19,803	18,831	19,736	18,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(10,805)	$(12,404)	$(25,408)	$(27,298)
Change in unrealized gain or loss on short-term investments	23	(11)	56	14
Comprehensive loss	$(10,782)	$(12,415)	$(25,352)	$(27,284)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(25,408)	$(27,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,451	1,107
Stock-based compensation expense	4,309	2,902
Amortization of premium on short-term investments	73	152
Interest accrued on long-term debt	74	—
Conversion of accrued interest to long-term debt	632	538
Loss on sale of property and equipment	—	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,516)	(781)
Inventory	(3,283)	(4,333)
Prepaid expenses and other	260	(1,091)
Other assets	(89)	69
Accounts payable	660	(989)
Accrued liabilities	(2,832)	(3,089)
Deferred revenue	32,314	722
Deferred rent	1,675	828
Net cash provided by (used in) operating activities	4,320	(31,265)
Investing activities
Purchases of property and equipment	(2,231)	(1,564)
Proceeds from sale of property and equipment	—	20
Proceeds from sale of short-term investments	1,250	3,000
Proceeds from maturity of short-term investments	16,700	34,230
Purchases of short-term investments	(28,625)	(19,150)
Net cash (used in) provided by investing activities	(12,906)	16,536
Financing activities
Borrowings under long-term debt agreement	5,000	—
Repayment of lease financing obligations	(135)	(135)
Proceeds from sale of common stock, net	—	12,518
Deferred offering costs	—	(137)
Proceeds from issuance of common stock for employee stock purchase plan	767	664
Proceeds from exercise of stock options	395	352
Net cash provided by financing activities	6,027	13,262
Net decrease in cash and cash equivalents	(2,559)	(1,467)
Effect of exchange rate changes on cash and cash equivalents	(3)	(19)
Cash and cash equivalents
Beginning of period	21,856	17,223
End of period	$19,294	$15,737

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The Company enters into collaborative agreements that may generate upfront fees with subsequent milestone payments that may be earned upon completion of development-related milestones. The Company is able to estimate the total cost of services under the arrangements and recognizes collaboration revenue using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash received and non-contingent amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, collaboration revenue can fluctuate substantially based on the achievement of development-related milestones.

Recent Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups ("JOBS") Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will become effective for the Company in fiscal year 2018, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued "ASU 2016-08, Principal vs Agent Considerations (Reporting Revenue Gross versus Net)" which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued "ASU 2016-10, Identifying Performance Obligations and Licensing" which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued "ASU 2016-12, Narrow-Scope Improvements and Practical Expedients" which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. These standards permit the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and is currently evaluating the impact these standards will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

The following shares underlying outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	4,736	4,039	4,623	4,039
Restricted stock units	117	15	100	15
Common stock warrants	516	572	544	572

4.	Concentration of Risks

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

The Company had one customer/collaborator that individually represented 13% and 14% of total revenue during the three and six months ended June 30, 2016, respectively, and no customers or collaborators that represented more than 10% of total revenues during the three and six months ended June 30, 2015. The Company had one customer/collaborator that represented 42% of total accounts receivable as of June 30, 2016 and no customers or collaborators that represented more than 10% of total accounts receivable as of December 31, 2015.

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

5.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of June 30, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$27,909	$10	$(1)	$27,918
U.S. government-related debt securities	9,909	19	—	9,928
Total available-for-sale securities	$37,818	$29	$(1)	$37,846

Type of securities as of December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$26,116	$—	$(28)	$26,088
U.S. government-related debt securities	1,101	—	(1)	1,100
Total available-for-sale securities	$27,217	$—	$(29)	$27,188

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	June 30, 2016	December 31, 2015
Maturing in one year or less	$34,836	$27,188
Maturing in one to three years	3,010	—
Total available-for-sale securities	$37,846	$27,188

The Company has both the intent and ability to sell its available-for-sale investments maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheet.

The following table summarizes investments that have been in a continuous unrealized loss position as of June 30, 2016 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$—	$—	$1,505	$(1)	$1,505	$(1)
U.S. government-related debt securities	—	—	—	—	—	—
Total	$—	$—	$1,505	$(1)	$1,505	$(1)

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of June 30, 2016 and December 31, 2015 were primarily caused by interest rate increases.

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of June 30, 2016, there were no investments in its portfolio that were other-than-temporarily impaired.

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

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of June 30, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$12,986	$—	$—	$12,986
Short-term investments:
Corporate debt securities	—	27,918	—	27,918
U.S. government-related debt securities	—	9,928	—	9,928
Total	$12,986	$37,846	$—	$50,832

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$5,371	$—	$—	$5,371
Short-term investments:
Corporate debt securities	—	26,088	—	26,088
U.S. government-related debt securities	—	1,100	—	1,100
Total	$5,371	$27,188	$—	$32,559

7.	Inventory

Inventory consisted of the following as of the date indicated (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$6,228	$3,575
Work in process	2,970	2,895
Finished goods	3,312	3,668
	$12,510	$10,138

8.	Long-term Debt and Lease Financing Obligations
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
In October 2015, the Company amended the term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding deferred interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The Company has elected to exercise the option to defer payment of interest and has recorded $2.1 million of deferred interest through June 30, 2016. In December 2015, the Company borrowed an additional $10.0 million under the terms of the amended agreement. In June 2016, the Company borrowed an additional $5.0 million. At its option, the Company may borrow up to an additional $15.0 million through December 31, 2016. Total borrowings and deferred interest under the amended term loan agreement were $47.1 million and $41.5 million as of June 30, 2016 and December 31, 2015, respectively.
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

The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and minimum revenue-based financial requirements, specifically $70.0 million for 2016 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If the Company’s actual revenues are below the minimum annual revenue requirement for any given year, it may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenues and the minimum revenue requirement. The Company was in compliance with its financial covenants as of June 30, 2016.

Long-term debt and lease financing obligations, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Term loans payable	$47,118	$41,487
Lease financing obligations	149	284
Total long-term debt and lease financing obligations	47,267	41,771
Unamortized debt issuance costs	(522)	(545)
Current portion of lease financing obligations	(149)	(226)
Long-term debt and lease financing obligations, net of debt issuance costs and current portion	$46,596	$41,000

Scheduled future principal payments for outstanding debt and lease financing obligations were as follows at June 30, 2016 (in thousands):

Years Ending December 31,
Remainder of 2016	$91
2017	58
2018	—
2019	—
2020	—
Thereafter	47,118
$47,267

9.	Collaboration Agreements

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

The Company recognized collaboration revenue related to the Celgene agreement of $0.9 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $1.7 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, the Company had recorded $6.7 million of deferred revenue related to the Celgene collaboration, of which $2.1 million is estimated to be recognizable as revenue within one year.

Merck & Co., Inc.

In May 2015, the Company entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1therapy, KEYTRUDA. Under the terms of the collaboration agreement, the Company was eligible to receive up to $4.0 million, of which $2.0 million was received as an upfront payment in July 2015 and $1.9 million was received as development payments during 2015. In February 2016, the Company expanded its collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. Under the terms of the new collaboration agreement, the Company received $12.0 million upfront as a technology access fee, will receive additional development funding, and is eligible to receive up to $12.0 million of near-term preclinical milestone payments, of which $8.5 million was achieved during the three months ended June 30, 2016 and was receivable from Merck as of June 30, 2016, and other potential downstream regulatory milestone payments.

The Company recognized collaboration revenue of $2.6 million and $3.9 million related to the Merck agreement for the three and six months ended June 30, 2016, respectively, and $0.2 million for the three and six months ended June 30, 2015. As of June 30, 2016, the Company had recorded $22.5 million of deferred revenue related to the Merck collaboration, $7.7 million of which is estimated to be recognized as revenue within one year.

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
The modified Prosigna test will be based upon data from a Phase 2 trial conducted by Medivation and Astellas that evaluated enzalutamide in patients with triple negative breast cancer. Under the terms of the collaboration agreement, the Company will be responsible for developing and validating the diagnostic test and, if the parties thereafter determine to proceed, will also be responsible for seeking regulatory approval for and commercializing the test. In January 2016, the Company received $6.0 million upfront for technology access, and is eligible to earn up to $6.0 million in pre-clinical milestones, of which $5.0 million was achieved and received during the three months ended June 30, 2016, and up to $10.0 million in development funding, in addition to other potential downstream milestone payments.

The Company recognized collaboration revenue of $1.5 million and $2.1 million related to the Medivation/Astellas agreement for the three and six months ended June 30, 2016, respectively, and none for the three and six months ended June 30, 2015. As of June 30, 2016, the Company had recorded $10.8 million of deferred revenue related to the Medivation/Astellas collaboration, $4.2 million of which is estimated to be recognized as revenue within one year.

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

In June 2016, the Company amended one of its lease agreements to add additional laboratory and office space. The lease term for the additional space will commence in January 2017 and will terminate in March 2026, concurrently with the termination date for the existing space leased at the location and subject to the Company’s option to extend the lease term. The initial base rent will be approximately $85,505 per month, subject to rent abatement for the first four months of the lease and will increase at a rate of 3% annually. The amendment obligates the landlord to fund up to approximately $2.8 million of tenant improvements for the additional space.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Americas	$16,319	$8,133	$26,404	$15,656
Europe & Middle East	4,880	3,012	7,733	5,955
Asia Pacific	1,428	1,921	3,187	3,048
Total revenue	$22,627	$13,066	$37,324	$24,659

Total revenue in the United States was $15.7 million and $7.7 million for the three months ended June 30, 2016 and 2015, respectively, and $25.3 million and $14.9 million for the six months ended June 30, 2016 and 2015, respectively.

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

Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding our future operating results and capital needs, including our expectations regarding instrument, consumable and total revenue, operating expenses and operating and net loss;

•	the implementation of our business model, strategic plans for our business and future product development plans;

•	the regulatory regime and our ability to secure regulatory clearance or approval or reimbursement for the clinical use of our products, domestically and internationally;

•	our ability to successfully commercialize Prosigna, our first in vitro diagnostic product;

•	our ability to realize the potential payments set forth in our collaboration agreements;

•
our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, collaboration partners and third parties who conduct our clinical studies;

•	our intellectual property position;

•	our expectations regarding the market size and growth potential for our business; and

•	our ability to sustain and manage growth, including our ability to expand our customer base, develop new products and enter new markets.

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

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis Systems directly profile hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market instruments and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of June 30, 2016, we have an installed base of over 410 systems, which our customers have used to publish approximately 1,200 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we are collaborating with several biopharmaceutical companies to develop companion diagnostics, in vitro diagnostic tests to be used to identify which patients are most likely to respond to a particular drug therapy.

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

Our total revenue has increased to $37.3 million for the six months ended June 30, 2016 from $24.7 million for the first six months of 2015. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $25.4 million and $27.3 million for the six months ended June 30, 2016 and 2015, respectively, and as of June 30, 2016 our accumulated deficit was $247.9 million.

In May 2015, we entered into a clinical research collaboration agreement with Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA. Under the terms of the collaboration agreement, we were eligible to receive up to $4.0 million in payments, of which $2.0 million was received as an upfront payment in July 2015 and $1.9 million was received as development payments during 2015. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. Under the terms of the new collaboration agreement, we received a $12.0 million upfront technology access fee and will receive additional development funding, up to $12.0 million of near-term preclinical milestone payments, of which $8.5 million was achieved during the three months ended June 30, 2016 and was receivable from Merck as of June 30, 2016, and other potential downstream regulatory milestone payments.

In January 2016, we entered into a collaboration with Medivation, Inc. and Astellas Pharma Inc. to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. Under the terms of the collaboration agreement, we will modify our PAM50-based Prosigna Breast Cancer Assay for potential use as a companion diagnostic test for XTANDI (enzalutamide) for triple negative breast cancer. We will be responsible for developing and validating the diagnostic test and, if the parties thereafter determine to proceed, we will also be responsible for seeking regulatory approval for and commercializing the test. We received a $6.0 million upfront payment for technology access, and are eligible to receive up to $6.0 million of near-term preclinical milestone payments, of which $5.0 million was achieved and received during the three months ended June 30, 2016, and up to $10.0 million in development funding, in addition to other potential downstream milestone payments.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Americas	$16,319	$8,133	101%	$26,404	$15,656	69%
Europe & Middle East	4,880	3,012	62	7,733	5,955	30
Asia Pacific	1,428	1,921	(26)	3,187	3,048	5
Total	$22,627	$13,066	73	$37,324	$24,659	51

The following table reflects the breakdown of revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Product revenue:
Instruments	$6,444	$4,401	46%	$9,846	$8,770	12%
Consumables	9,068	6,844	32	16,276	12,347	32
In vitro diagnostic kits	1,241	592	110	1,995	973	105
Total product revenue	16,753	11,837	42	28,117	22,090	27
Service revenue	735	661	11	1,507	1,240	22
Total product and service revenue	17,488	12,498	40	29,624	23,330	27
Collaboration revenue	5,139	568	805	7,700	1,329	479
Total revenue	$22,627	$13,066	73	$37,324	$24,659	51

The growth in instrument revenue was driven by an increase in the number of instruments sold for both the three and six months ended June 30, 2016 as compared to the same period in 2015. For the six-month period ended June 30, 2016, the increase in instrument revenues was partially offset by the lower selling price of the new nCounter SPRINT Profiler system, which was anticipated. Approximately half of the systems sold were SPRINT Profilers, consistent with our expectations. The increase in consumables revenue for both the three and six month periods was driven by growth in our installed base of instruments. Revenue from in vitro diagnostic kits increased for both the three and six month periods as sales of Prosigna kits continued to grow as more laboratories have adopted the test and coverage by third-party payers has increased since we launched the product in late 2013. The increase in service revenue for both the three and six month periods was primarily related to an increase in the number of instruments covered by service agreements. The increase in collaboration revenue for both the three and six month periods was primarily due to the impact of our new collaborations with Merck and Medivation and Astellas, and the achievement of $13.5 million of milestones during the three months ended June 30, 2016.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(Dollars in thousands)			(Dollars In thousands)
Cost of product and service revenue	$7,871	$5,871	34%	$13,741	$11,211	23%
Product and service gross profit	$9,617	$6,627	45	$15,883	$12,119	31
Product and service gross margin	55%	53%		54%	52%

The increase in cost of product and service revenue for the three and six months ended June 30, 2016 was related to the overall increased volume of products and services sold. The increase in gross margin on product and service revenues for the three-month period was primarily due to improved gross margin on consumable revenue resulting from efficiencies of scale and a favorable mix of consumable products sold during the quarter. For the six-month period, the increase in gross margin was primarily due to a shift in product mix from instruments to consumables, with efficiencies of scale and a favorable mix of consumable products also contributing to the improvement. Costs related to collaboration revenue are included in research and development expense.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Core nCounter platform technology	$2,451	$1,761	39%	$4,319	$3,398	27%
Manufacturing process development	652	445	47	1,249	892	40
Life sciences products and applications	1,593	1,228	30	3,119	2,404	30
Diagnostic product development	1,792	627	186	3,015	1,658	82
Clinical, regulatory and medical affairs	1,357	1,168	16	2,467	2,300	7
Facility allocation	954	569	68	1,838	1,062	73
Total	$8,799	$5,798	52	$16,007	$11,714	37

The increase in research and development expense for the three and six months ended June 30, 2016 was primarily attributable to increased personnel-related expenses and supply costs supporting the advancement of our diagnostic and product development activities, including activities to support our collaboration agreements. In addition, facility costs increased due to expansion of our leased space for research and development activities. These increases were partially offset by decreases in engineering and consulting costs largely for the development of our nCounter SPRINT Profiler in 2015.

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

Selling, general and administrative expense was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$15,507	$12,823	21%	$30,411	$26,948	13%

The increase in selling, general and administration expense for the three months ended June 30, 2016 was primarily attributable to personnel-related and marketing costs. For the six months ended June 30, 2016, the increase was due to higher personnel-related costs, an increase in legal and other professional fees, and increased state and local gross receipts-based taxes related to amounts received under our collaboration agreements.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Interest income	$94	$56	68%	$162	$123	32%
Interest expense	(1,326)	(1,001)	32	(2,641)	(1,985)	33
Other income (expense), net	12	(33)	(136)	(59)	(222)	(73)
Total other income (expense), net	$(1,220)	$(978)	25	$(2,538)	$(2,084)	22

For the three and six months ended June 30, 2016, interest expense increased primarily due to an increase in outstanding long-term debt borrowings, from $31.0 million as of June 30, 2015 to $47.1 million as of June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had cash, cash equivalents and short-term investments totaling $57.1 million. We believe our existing cash, cash equivalents and short-term investments, together with additional funding available to us under our existing term loan agreement, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: the nature and timing of any additional companion diagnostic development collaborations we may establish; market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Sources and Uses of Funds

Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. We generated cash from operations for the six months ended June 30, 2016 as a result of receipts under our collaboration agreements. However, the timing and amount of such receipts in the future are unpredictable and therefore we expect to require cash to fund our operations for at least the next several years.
In May 2015, we entered into a sales agreement with a sales agent to sell shares of our common stock through an “at the market” equity offering program for up to $40 million in total sales proceeds. Under the sales agreement, we sold 960,400 shares during 2015 for net proceeds of $12.5 million. The sales agreement allows us to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales may be made, limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of June 30, 2016, approximately $27.0 million of common stock is available to be sold under the “at the market” equity offering program. We cannot guarantee that we will be able to sell the remaining available shares under the sales agreement under favorable market conditions.
In April 2014, we entered into a term loan agreement under which we may borrow up to $45.0 million, including an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, we borrowed $20.0 million and in October 2014, we borrowed an additional $10.0 million under the term loan agreement.
In October 2015, we amended our term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60 million (excluding accrued interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at our option and paid together with the principal at maturity. We have elected to exercise the option to defer a portion of the interest and we have recorded $2.1 million of deferred interest through June 30, 2016. In December 2015, we borrowed an additional $10 million under the terms of the amended agreement and in June 2016, we borrowed an additional $5 million. At our option, we may borrow up to an additional $15 million through December 31, 2016. Total borrowings under the amended term loan agreement were $47.1 million as of June 30, 2016.
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

The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and minimum revenue-based financial requirements, specifically $70.0 million for 2016 with annual increases of $15 million for each subsequent fiscal year thereafter. If our actual revenues are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. We were in compliance with our covenants as of June 30, 2016.

Our principal use of cash is funding our operations, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing research business and in developing Prosigna and preparing it for commercialization. Through December 31, 2015, our cash used in operating activities increased from previous years. For the six months ended June 30, 2016, we generated operating cash from receipts under our collaboration agreements, however, the timing and amount of such receipts in the future are unpredictable and therefore we expect to require cash to fund our operations. Our operating cash requirements may increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems among research customers and clinical laboratories and continue to promote consumable usage, including Prosigna, (2) commercialize, and conduct studies to expand the clinical utility of Prosigna and develop new diagnostic tests and (3) develop new applications, chemistry and instruments for our nCounter platform, and we cannot be certain our revenues will grow sufficiently to offset our operating expense increases.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in) operating activities	$4,320	$(31,265)
Cash (used in) provided by investing activities	(12,906)	16,536
Cash provided by financing activities	6,027	13,262

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

For the six months ended June 30, 2016, we had net cash provided by operating activities due primarily to $28.1 million in payments received from our collaborators, Merck and Medivation and Astellas. Net cash provided by operating activities consisted of our net loss of $25.4 million, which was more than offset by $23.2 million of changes in our operating assets and liabilities and $6.5 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, and amortization of premium on short-term investments.

Net cash used in operating activities for the six months ended June 30, 2015 largely consisted of our net loss of $27.3 million and $8.7 million of changes in our operating assets and liabilities. These uses were partially offset by $4.7 million of net non-cash items, such as depreciation and amortization, amortization of premium on short-term investments, deferred interest converted to principal for the term loan and stock-based compensation.

Investing Cash Flows

Our most significant investing activities for the six months ended June 30, 2016 and 2015 were related to the purchase and sale of short-term investments. Because we manage our cash balances and usage based on the total of our cash, cash equivalents and short-term investments, we do not consider cash flows solely related to our short-term investments to be important to an understanding of our liquidity and capital resources.

In the six months ended June 30, 2016 and 2015, we purchased $2.2 million and $1.6 million, respectively, of property and equipment required to support the growth and expansion of our operations.

Financing Cash Flows

Historically, we have funded our operations through the issuance of equity securities and the incurrence of indebtedness.

Net cash provided by financing activities for the six months ended June 30, 2016 consisted of proceeds of $5.0 million under the amended term loan agreement, Employee Stock Purchase Plan proceeds of $0.8 million and $0.4 million of proceeds from the exercise of stock options. These proceeds were partially offset by the repayment of lease financing obligations of $0.1 million.

Net cash provided by financing activities for the six months ended June 30, 2015 consisted of net proceeds of $12.5 million from the sale of our common stock, Employee Stock Purchase Plan proceeds of $0.7 million and $0.4 million of proceeds from the exercise of stock options. These proceeds were partially offset by the repayment of lease financing obligations of $0.1 million and deferred offering costs of $0.1 million.

Recent Developments

In June 2016, we amended one of our operating lease agreements to add an additional 19,001 square feet of laboratory and office space at 500 Fairview Avenue N., Seattle, Washington. The lease term for the additional space will commence in January 2017 and will terminate in March 2026, concurrently with the termination date for the existing space leased at that location and subject to our option to extend the term. The initial base rent will be approximately $85,505 per month, subject to rent abatement during the first four months of the lease, and will increase at a rate of 3% annually. The amendment obligates the landlord to fund up to approximately $2.8 million of tenant improvements for the additional space.

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

There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the six months ended June 30, 2016 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 11, 2016.

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

In May 2014, the Financial Accounting Standards Board, or FASB issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will become effective for us in fiscal year 2018, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued "ASU 2016-08, Principal vs

Agent Considerations (Reporting Revenue Gross versus Net)" which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued "ASU 2016-10, Identifying Performance Obligations and Licensing" which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued "ASU 2016-12, Narrow-Scope Improvements and Practical Expedients" which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. These standards permit the use of either the retrospective or cumulative effect transition method. We have not selected a transition method and we are currently evaluating the impact these standards will have on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
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

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on July 1, 2016 and sustained throughout the period ended June 30, 2017, would not be material.

As of June 30, 2016, the principal outstanding under our term borrowings was $47.1 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $25.4 million and $27.3 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $247.9 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenues and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
Our financial results may vary significantly from quarter to quarter which may adversely affect our stock price.
Investors should consider our business and prospects in light of the risks and difficulties we expect to encounter in the new, uncertain and rapidly evolving markets in which we compete. Because these markets are new and evolving, predicting their future growth and size is difficult. We expect that our visibility into future sales of our products, including volumes, prices and product mix between instruments and consumables, and the amount and timing of payments pursuant to collaboration agreements will continue to be limited and could result in unexpected fluctuations in our quarterly and annual operating results.
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
Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories that perform analyses using our nCounter Analysis Systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications, new instruments, and new diagnostic products. Furthermore, we expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Moreover, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining information that can help inform treatment decisions and that our nCounter Analysis Systems could enable an equivalent or superior approach that lessens reliance on centralized laboratories. Attracting new customers and introducing new applications requires substantial time and expense. Any failure to expand our existing customer base, or launch new applications, would adversely affect our ability to improve our operating results.
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
Commercialization of Prosigna in Europe, the United States and the other jurisdictions in which we intend to pursue regulatory approval or clearance is a key element of our strategy. Currently, most oncologists seeking sophisticated gene expression analysis for diagnosing and profiling breast cancer in their patients ship tissue samples to a limited number of centralized laboratories typically located in the United States. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to pay for, Prosigna if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, and patients that Prosigna provides equivalent or better prognostic information than those centralized laboratories. In addition, our diagnostic tests are performed by pathologists in local laboratories, rather than by a vendor in a remote centralized laboratory, which requires us to educate pathologists regarding the benefits of this business model and oncologists regarding the reliability and consistency of results generated locally. Also, we intend to offer Prosigna in other countries outside of the United States, where genomic testing for breast cancer is not widely available and the market for such tests is new. The future growth of the market for genomic breast cancer testing will depend on physicians’ acceptance of such testing and the availability of reimbursement for such tests.
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
We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on which we develop diagnostic tests. For example, we licensed the rights to intellectual property that forms the basis of Prosigna from Bioclassifier, LLC, which was founded by several of our research customers engaged in translational research. Similarly, in connection with our collaboration with Celgene Corporation, we licensed the rights to intellectual property relating to a gene signature for lymphoma subtyping, which was discovered by a consortium of researchers including several of our research customers, from the National Institutes of Health. In connection with our collaborations with Merck and Medivation Inc. and Astellas Pharma Inc. to develop companion diagnostic tests, our partners have licensed the technology for such tests to us. We intend to enter into more such arrangements with our research customers and other researchers, including biopharmaceutical companies, for development of future diagnostic products. However, there is no assurance that we will be successful in doing so. In particular, our customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. Even if we establish new relationships, they may never result in the successful development or commercialization of future tests.
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
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. For example, as of June 30, 2016, we have issued an aggregate of 960,400 shares of our common stock under a sales agreement with Cowen and Company, LLC, or Cowen, for total gross proceeds of $13.0 million. We have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. As of June 30, 2016, approximately $27.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
Our research and development efforts will be hindered if we are not able to contract with third parties for access to archival tissue samples.
Under standard clinical practice, tumor biopsies removed from patients are preserved and stored in formalin-fixed paraffin embedded, or FFPE, format. We rely on our ability to secure access to these archived FFPE tumor biopsy samples, as well as information pertaining to the clinical outcomes of the patients from which they were derived for our clinical development activities. Others compete with us for access to these samples. Additionally, the process of negotiating access to archived samples is lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. In September 2015, the Department of Health and Human Services, or HHS, issued a proposed rule that would modify informed consent requirements. This proposed rule, if finalized as drafted, could make it more expensive and difficult to obtain banked specimens. If we are not able to negotiate access to archived tumor tissue samples with hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics on a timely basis or on commercially reasonable terms, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.
The life sciences research and diagnostic markets are highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Agilent Technologies, Becton-Dickinson, Bio-Rad, Bio-Techne, Fluidigm, HTG Molecular Diagnostics, Illumina, Luminex, Merck Millipore, O-Link, Perkin Elmer, Qiagen, RainDance Technologies, Roche Applied Science, Thermo Fisher Scientific, and WaferGen Biosystems. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market.
We also compete with commercial diagnostics companies. We believe our principal competitor in the breast cancer diagnostics market is Genomic Health, which provides gene expression analysis at its central laboratory in Redwood City, California and currently commands a substantial majority of the market. We also face competition from companies such as Agendia, bioTheranostics, and NeoGenomics, which also offer services by means of centralized laboratories that profile gene or protein expression in breast cancer. In Europe, we also face regional competition from Myriad Genetics, which recently acquired Sividon Diagnostics and its product EndoPredict, a distributed test for breast cancer recurrence. Myriad Genetics has announced its intent to begin selling EndoPredict in the United States after obtaining any necessary regulatory approvals.
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
Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future products and systems. Existing markets for our products, including gene expression analysis, gene fusions and copy number variation, as well as new markets, such as protein expression and gene mutations, and potential markets for our research and diagnostic product candidates, are characterized by rapid technological change and innovation. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. It is critical to our success that we anticipate changes in technology and customer requirements and successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. If we do not successfully innovate and introduce new technology into our product lines, our business and operating results will be adversely impacted.
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
We rely on Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station, Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer, Paramit Corporation of Morgan Hill, California, to build our new nCounter SPRINT Profiler and IDEX Corporation of Lake Forest, Illinois to build the fluidics cartridge, a key component of our nCounter SPRINT Profiler. Each of these contract manufacturers are sole suppliers. Since our contracts with these instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.
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
For the six months ended June 30, 2016 and 2015, approximately 29% and 37%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	export or import restrictions;

•	various reimbursement and insurance regimes;

•	laws and business practices favoring local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability, such as the anticipated exit of Great Britain from the European Economic Community;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties protecting or procuring intellectual property rights.
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
Successful commercialization of our diagnostic products depends, in large part, on the availability of adequate reimbursement for testing services that our diagnostic products enable from government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party reimbursement for the use of tests that incorporate new technology. For example, after the FDA clearance of Prosigna in September 2013, it has taken over two years to achieve broad Medicare reimbursement and there are still several large private insurance plans that have not yet issued policies confirming coverage of Prosigna testing.
If we are unable to obtain positive policy decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our products would be compromised and our revenue would be significantly limited. Even if we do obtain reimbursement for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology, and indirectly, demand for diagnostic products. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services, which may include decreased coverage or reduced reimbursement. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, and are subject to change at any time. Most recently the Protecting Access to Medicare Act (PAMA) of 2014 revises the Medicare Clinical Laboratory Fee Schedule (CLFS) to base prices on commercial payer rates that are reported to the Centers for Medicare and Medicaid Services (CMS). In June 2016, CMS released the final Clinical Diagnostic Tests Laboratory Payment System regulations, in response to PAMA. The statute applies different reporting and payment requirements to Advanced Diagnostic Laboratory Tests (ADLTs) and to Clinical Diagnostic Laboratory Tests (CDLTs).  Under the definitions in the proposed rules, Prosigna would be defined as a CDLT and would be repriced every three years based on a weighted median of commercial payments submitted by labs. As a result, if commercial payment amounts decline, there is a risk that Medicare prices will fall as well. Reductions in the reimbursement rate of third-party payors have also occurred and may occur in the future. Reductions in the prices at which testing services based on our technology are reimbursed could have a negative impact on our revenue.
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
A clinical laboratory can use nCounter Elements reagents to create what is called a Laboratory-Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests.  Historically, LDTs generally have not been subject to FDA regulation. In October 2014, the FDA issued its draft guidance documents for LDTs proposing the use of a risk-based approach to regulating LDTs. Further, numerous FDA officials have stated that FDA expects to release the final guidance document on LDTs in 2016, which would make LDT regulations enforceable. Any restrictions on LDTs by the FDA could decrease demand for our products, including nCounter Elements reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. If the FDA issues final guidance documents for LDTs, such regulation could adversely affect our prospects, results of operations and financial condition. Similarly, there have been proposals that Congress enact legislation that could result in FDA regulation of some LDTs. If legislation were enacted, it could adversely affect demand for our products, including nCounter Elements reagents.
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
We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, and we have obtained a CE mark for

Prosigna which permits us to market that assay for diagnostic purposes in the European Union. We do not have regulatory clearance or approval to market in any additional markets, other than Israel, Canada, Turkey, South Africa, New Zealand, Hong Kong, Australia, Thailand, and Argentina, or to promote Prosigna in the United States for additional indications. Other than with respect to Prosigna in such jurisdictions, we are limited to marketing our products for research use only, which means that we cannot make diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions, as well as for other indications. In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining regulatory authorizations needed to use the companion diagnostic tests in clinical trials as well as the regulatory approvals to sell the companion diagnostic tests following completion of such trials. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of such approvals.
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
Certain of our products are regulated as medical devices, including Prosigna, the nCounter Dx Analysis System and nCounter Elements reagents. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review. These include routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. It is expected that at the end of 2016 the European Union will adopt the IVD Directive Regulation, currently being finalized, which would increase the regulatory requirements applicable to some in vitro diagnostics in the EU and may require that we re-classify and obtain pre-approval for our existing CE-marked IVD products after a 5-year grace period. We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the cleared (or equivalent) indication. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the U.S. and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of June 30, 2016, we owned or licensed 15 issued U.S. patents and approximately 45 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 180 pending and granted counterpart applications worldwide, including 65 country-specific validations of 6 European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
We cannot assure investors that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Additionally, we cannot assure investors that our currently pending or future patent applications have or will be filed in all of our potential markets. Further, we cannot assure investors that other parties will not challenge any patents issued to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the third party or the unenforceability or invalidity of such patents.

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
In particular, the patent positions of companies engaged in development and commercialization of genomic diagnostic tests, like Prosigna, are particularly uncertain. Various courts, including the U.S. Supreme Court, have recently rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to genomic diagnostics. Specifically these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014 the USPTO published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non‑statutory, patent ineligible subject matter. We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the genomic diagnostic space, and any such changes could have a negative impact on our business.
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
We may need to license other technologies to commercialize future products. We may also need to negotiate licenses to patents and patent applications after launching any of our commercial products. Our business may suffer if the patents or patent applications are unavailable for license or if we are unable to enter into necessary licenses on acceptable terms.
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
Enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents is often subject to the control or cooperation of our licensors. Certain of our licenses contain provisions that allow the licensor to terminate the license upon specific conditions. Therefore, our business may suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Because of the complexity of our products and the patents we have licensed, determining the scope of the license and related royalty obligation can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license or termination of the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, we might be barred from producing and selling some or all of our products.
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
As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents, where our patents have not issued or where our intellectual property rights are not recognized and compete with us in those countries and markets. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. We are aware of a third party, Genomic Health, Inc., that has issued patents and pending patent applications in the United States, Europe and other jurisdictions that claim methods of using certain genes that are included in Prosigna. We believe that Prosigna does not infringe any valid issued claim. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets and competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties may assert that we are employing their proprietary technology without authorization. In addition, we may be unaware of pending third-party patent applications that relate to our technology and our competitors and others may have patents or may in the future obtain patents and claim that use of our products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending against any of these claims. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and gain market acceptance for our products.
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
Holders of approximately 4.5 million shares (including shares underlying outstanding warrants), or approximately 22%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.
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
Our executive officers and directors together with their respective affiliates, own approximately 26% of our outstanding common stock as of June 30, 2016. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals in August 2012. The rule requires us to submit forms and reports to the SEC annually to disclose our determinations and due diligence measures. We have filed Form SD for the year ended December 31, 2015 and included a Conflict Minerals Report as an exhibit to such form. We do not directly purchase any conflict minerals. However, tracing these materials back to their country of origin is a complex task that required us to, among other things, survey suppliers in our supply chain to understand what programs they have in place for tracing the source of minerals supplied to us or used in products supplied to us and to ensure that reasonable due diligence has been performed. However, we have not determined how many, or if any, of our supply chain partners use conflict minerals. Moreover, we may face a limited pool of suppliers who can provide us “conflict-free” components, parts and manufactured products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations, and may be required to disclose that our products are not “conflict free.” This could adversely affect our reputation and may harm relationships with business partners and customers, and our stock price could suffer as a result.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 5, 2016, we issued an aggregate of 41,994 shares of our common stock to certain warrant holders upon the exercise of outstanding warrants to purchase an aggregate of 89,296 shares of our common stock pursuant to a net exercise mechanism under the warrants. These warrants had an exercise price of $8.448 per share. These issuances were exempt from registration under the Securities Act of 1933, as amended under Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

Item 6.	Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Description
10.1	Amendment No. 1 to lease between the Registrant and BMR-500 Fairview Avenue LLC, dated June 27, 2016.
10.2	Amendment No. 2 to Amended and Restated Exclusive License Agreement between the Registrant and Bioclassifer, LLC, dated June 24, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

NANOSTRING TECHNOLOGIES, INC.

Date:	August 4, 2016	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2016	By:	/s/ James A. Johnson
James A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 1 to lease between the Registrant and BMR-500 Fairview Avenue LLC, dated June 27, 2016.
10.2	Amendment No. 2 to Amended and Restated Exclusive License Agreement between the Registrant and Bioclassifer, LLC, dated June 24, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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