Form 10-Q
period 2016-09-30
NanoString Technologies Inc
filed 2016-11-04
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2016 there were 21,004,015 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$10,468	$21,856
Short-term investments	43,116	27,188
Accounts receivable, net	21,041	19,725
Inventory	11,730	10,138
Prepaid expenses and other	4,385	3,886
Total current assets	90,740	82,793
Restricted cash	143	143
Deferred offering costs	229	181
Property and equipment, net	10,705	9,414
Other assets	440	338
Total assets	$102,257	$92,869
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,127	$3,243
Accrued liabilities	9,917	12,181
Deferred revenue, current portion	16,748	5,261
Deferred rent, current portion	5	—
Lease financing obligations, current portion	92	226
Total current liabilities	28,889	20,911
Deferred revenue, net of current portion	26,752	6,486
Deferred rent and other long-term liabilities	6,192	4,257
Long-term debt and lease financing obligations, net of current portion and debt issuance costs	46,980	41,000
Total liabilities	108,813	72,654
Commitment and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 19,928 and 19,570 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	251,399	242,693
Accumulated other comprehensive income (loss)	(10)	(29)
Accumulated deficit	(257,947)	(222,451)
Total stockholders’ equity (deficit)	(6,556)	20,215
Total liabilities and stockholders’ equity (deficit)	$102,257	$92,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product and service	$19,167	$13,910	$48,791	$37,240
Collaboration	4,766	1,783	12,466	3,112
Total revenue	23,933	15,693	61,257	40,352
Costs and expenses:
Cost of product and service revenue	8,075	6,289	21,816	17,500
Research and development	8,717	5,812	24,724	17,526
Selling, general and administrative	15,607	12,036	46,018	38,984
Total costs and expenses	32,399	24,137	92,558	74,010
Loss from operations	(8,466)	(8,444)	(31,301)	(33,658)
Other income (expense):
Interest income	104	58	266	181
Interest expense	(1,509)	(1,022)	(4,150)	(3,007)
Other income (expense), net	(179)	(59)	(238)	(281)
Total other income (expense), net	(1,584)	(1,023)	(4,122)	(3,107)
Net loss before provision for income tax	(10,050)	(9,467)	(35,423)	(36,765)
Provision for income tax	(38)	—	(73)	—
Net loss	$(10,088)	$(9,467)	(35,496)	(36,765)
Net loss per share - basic and diluted	$(0.51)	$(0.49)	$(1.79)	$(1.95)
Weighted average shares used in computing basic and diluted net loss per share	19,864	19,431	19,779	18,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(10,088)	$(9,467)	$(35,496)	$(36,765)
Change in unrealized gain or loss on short-term investments	(37)	25	19	39
Comprehensive loss	$(10,125)	$(9,442)	$(35,477)	$(36,726)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(35,496)	$(36,765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,215	1,420
Stock-based compensation expense	6,504	4,749
Amortization of premium on short-term investments	90	287
Interest accrued on long-term debt	115	—
Conversion of accrued interest to long-term debt	993	815
(Gain) loss on sale of property and equipment	(2)	2
Changes in operating assets and liabilities:
Accounts receivable, net	(1,320)	(467)
Inventory	(2,713)	(6,769)
Prepaid expenses and other	(532)	634
Other assets	(111)	104
Accounts payable	(1,178)	(857)
Accrued liabilities	(1,775)	(3,013)
Deferred revenue	31,755	87
Deferred rent	1,806	1,011
Net cash provided by (used in) operating activities	351	(38,762)
Investing activities
Purchases of property and equipment	(2,709)	(1,847)
Proceeds from sale of property and equipment	4	20
Proceeds from sale of short-term investments	3,400	3,000
Proceeds from maturity of short-term investments	29,200	46,178
Purchases of short-term investments	(48,600)	(23,150)
Net cash (used in) provided by investing activities	(18,705)	24,201
Financing activities
Borrowings under long-term debt agreement	5,000	—
Repayment of lease financing obligations	(192)	(203)
Proceeds from sale of common stock, net	—	12,508
Deferred offering costs	(44)	(137)
Proceeds from issuance of common stock for employee stock purchase plan	1,489	1,296
Proceeds from exercise of stock options	714	546
Net cash provided by financing activities	6,967	14,010
Net decrease in cash and cash equivalents	(11,387)	(551)
Effect of exchange rate changes on cash and cash equivalents	(1)	(37)
Cash and cash equivalents
Beginning of period	21,856	17,223
End of period	$10,468	$16,635

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Recent Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups (“JOBS”) Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will become effective for the Company in fiscal year 2018, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued “ASU 2016-08, Principal vs Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued “ASU 2016-10, Identifying Performance Obligations and Licensing” which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued “ASU 2016-12, Narrow-Scope Improvements and Practical Expedients” which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. These standards permit the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and is currently evaluating the impact these standards will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In August 2014, FASB issued “ASU 2014-15, Presentation of Financial Statements – Going Concern.” The standard requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The standard will become effective for the Company beginning January 1, 2017.

In July 2015, FASB issued “ASU 2015-11, Inventory – Simplifying the Measurement of Inventory.” The standard requires entities to measure inventory at the lower of cost and net realizable value. The standard will become effective for the

Company beginning January 1, 2017. The Company does not anticipate adoption of the standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In November 2015, FASB issued “ASU 2015-17, Balance Sheet Classification of Deferred Taxes.” The standard requires deferred income tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The standard will become effective for the Company beginning January 1, 2018. The Company does not anticipate adoption of the standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In February 2016, FASB issued “ASU 2016-02, Leases - Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for the Company beginning January 1, 2019. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In March 2016, FASB issued “ASU 2016-09, Improvements to Employee Share-Based Payment Accounting” which amends Accounting Standard Codification Topic 718, “Compensation – Stock Compensation”. The standard includes provisions intended to simplify various aspects related to the accounting and presentation for stock-based payments in the financial statements, including the income tax effects of stock-based payments, minimum withholding requirements upon award settlement, and the method of calculating forfeitures in the recognition of stock compensation expense. The standard will become effective for the Company beginning January 1, 2018. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

The following shares underlying outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	4,752	4,208	4,665	4,025
Restricted stock units	117	15	106	15
Common stock warrants	483	572	524	572

4.	Concentration of Risks

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

The Company had one customer/collaborator that individually represented 11% and 13% of total revenue during the three and nine months ended September 30, 2016, respectively, one customer/collaborator that represented 11% of total revenue during the three months ended September 30, 2015, and no customers that represented more than 10% of total revenue for the nine months ended September 30, 2015. The Company had one customer/collaborator that represented 11% of total accounts receivable as of September 30, 2016 and no customers or collaborators that represented more than 10% of total accounts receivable as of December 31, 2015.

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

5.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of September 30, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$29,811	$1	$(17)	$29,795
U.S. government-related debt securities	13,315	7	(1)	13,321
Total available-for-sale securities	$43,126	$8	$(18)	$43,116

Type of securities as of December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$26,116	$—	$(28)	$26,088
U.S. government-related debt securities	1,101	—	(1)	1,100
Total available-for-sale securities	$27,217	$—	$(29)	$27,188

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	September 30, 2016	December 31, 2015
Maturing in one year or less	$33,799	$27,188
Maturing in one to three years	9,317	—
Total available-for-sale securities	$43,116	$27,188

The Company has both the intent and ability to sell its available-for-sale investments maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheet. The Company has no investments that have been in a continuous unrealized loss position as of September 30, 2016.

The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of September 30, 2016 and December 31, 2015 were primarily caused by interest rate increases.

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of September 30, 2016, there were no investments in its portfolio that were other-than-temporarily impaired.

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

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of September 30, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$9,009	$—	$—	$9,009
Short-term investments:
Corporate debt securities	—	29,795	—	29,795
U.S. government-related debt securities	—	13,321	—	13,321
Total	$9,009	$43,116	$—	$52,125

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$5,371	$—	$—	$5,371
Short-term investments:
Corporate debt securities	—	26,088	—	26,088
U.S. government-related debt securities	—	1,100	—	1,100
Total	$5,371	$27,188	$—	$32,559

7.	Inventory

Inventory consisted of the following as of the date indicated (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$4,999	$3,575
Work in process	3,443	2,895
Finished goods	3,288	3,668
	$11,730	$10,138

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
In October 2015, the Company amended the term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding deferred interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The Company has elected to exercise the option to defer payment of interest and has recorded $2.5 million of deferred interest through September 30, 2016. In December 2015, the Company borrowed an additional $10.0 million under the terms of the amended agreement. In June 2016, the Company borrowed an additional $5.0 million. At its option, the Company may borrow up to an additional $15.0 million through December 31, 2016. Total borrowings and deferred interest under the amended term loan agreement were $47.5 million and $41.5 million as of September 30, 2016 and December 31, 2015, respectively.
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

The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and minimum revenue-based financial requirements, specifically $70.0 million for 2016 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If the Company’s actual revenue is below the minimum annual revenue requirement for any given year, it may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenue and the minimum revenue requirement. The Company was in compliance with its financial covenants as of September 30, 2016.

Long-term debt and lease financing obligations, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Term loans payable	$47,480	$41,487
Lease financing obligations	92	284
Total long-term debt and lease financing obligations	47,572	41,771
Unamortized debt issuance costs	(500)	(545)
Current portion of lease financing obligations	(92)	(226)
Long-term debt and lease financing obligations, net of debt issuance costs and current portion	$46,980	$41,000

Scheduled future principal payments for outstanding debt and lease financing obligations were as follows at September 30, 2016 (in thousands):

Years Ending December 31,
Remainder of 2016	$34
2017	58
2018	—
2019	—
2020	—
Thereafter	47,480
$47,572

9.	Collaboration Agreements

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

Celgene Corporation

In March 2014, the Company entered into a collaboration agreement with Celgene Corporation (“Celgene”) to develop, seek regulatory approval for, and commercialize a companion diagnostic assay for use in screening patients with Diffuse Large B-Cell Lymphoma. The Company is eligible to receive payments totaling up to $45.0 million, of which $5.8 million was received as an upfront payment upon delivery of certain information to Celgene, $17.0 million is for potential success-based development and regulatory milestones, and the remainder is for potential commercial payments in the event sales of the test do not exceed certain pre-specified minimum annual revenue during the first three years following regulatory approval. In October 2015, the parties amended the collaboration agreement to include additional countries to conduct clinical trials and in return the Company received an upfront payment of $1.6 million in December 2015.

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

The Company recognized collaboration revenue related to the Celgene agreement of $0.6 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $2.3 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, the Company had recorded $6.1 million of deferred revenue related to the Celgene collaboration, of which $1.8 million is estimated to be recognizable as revenue within one year.

Merck & Co., Inc.

In May 2015, the Company entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1therapy, KEYTRUDA. Under the terms of the collaboration agreement, the Company was eligible to receive up to $4.0 million, of which $2.0 million was received as an upfront payment in July 2015 and $1.9 million was received as development payments during 2015. In February 2016, the Company expanded its collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. Under the terms of the new collaboration agreement, the Company received $12.0 million upfront as a technology access fee, will receive additional development funding, and is eligible to receive up to $12.0 million of near-term preclinical milestone payments, of which $8.5 million was achieved and received during the nine months ended September 30, 2016, and other potential downstream regulatory milestone payments.

The Company recognized collaboration revenue of $2.2 million and $6.1 million related to the Merck agreement for the three and nine months ended September 30, 2016, respectively, and $1.6 million and $1.8 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the Company had recorded $22.4 million of deferred revenue related to the Merck collaboration, $7.7 million of which is estimated to be recognized as revenue within one year.

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

The modified Prosigna test will be based upon data from a Phase 2 trial conducted by Medivation and Astellas that evaluated enzalutamide in patients with triple negative breast cancer. Under the terms of the collaboration agreement, the Company will be responsible for developing and validating the diagnostic test and, if the parties thereafter determine to proceed, will also be responsible for seeking regulatory approval for and commercializing the test. During 2016, the Company received $6.0 million upfront for technology access, $6.0 million in pre-clinical milestones, and is eligible to receive up to $10.0 million in development funding over the term of the agreement, in addition to other potential downstream milestone payments.

The Company recognized collaboration revenue of $1.5 million and $3.6 million related to the Medivation/Astellas agreement for the three and nine months ended September 30, 2016, respectively, and none for the three and nine months ended September 30, 2015. As of September 30, 2016, the Company had recorded $10.8 million of deferred revenue related to the Medivation/Astellas collaboration, $4.1 million of which is estimated to be recognized as revenue within one year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Americas	$16,784	$10,929	$43,188	$26,584
Europe & Middle East	4,934	3,400	12,667	9,355
Asia Pacific	2,215	1,364	5,402	4,413
Total revenue	$23,933	$15,693	$61,257	$40,352

Total revenue in the United States was $16.2 million and $9.6 million for the three months ended September 30, 2016 and 2015, respectively, and $41.5 million and $24.5 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.

12.	Subsequent Event

In October 2016, the Company sold 1,062,330 shares of its common stock through the “at the market” equity offering program under its sales agreement with Cowen & Company (“Cowen”) for total gross proceeds of $21.2 million. The net proceeds from the sale of the shares, after deducting Cowen’s commission and other expenses of the offering, were approximately $20.4 million. After completion of this sale, approximately $5.8 million of the Company’s common stock remained available for sale under the “at the market” equity offering program.

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

•	our intellectual property position;

•	our expectations regarding the market size and growth potential for our business; and

•	our ability to sustain and manage growth, including our ability to expand our customer base, develop new products, enter new markets and hire and retain key personnel.

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

Overview

We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis Systems directly profile hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market instruments and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of September 30, 2016, we have an installed base of approximately 450 systems, which our customers have used to publish over 1,300 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we are collaborating with several biopharmaceutical companies to develop companion diagnostics, in vitro diagnostic tests to be used to identify which patients are most likely to respond to a particular drug therapy.

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

Our total revenue has increased to $61.3 million for the nine months ended September 30, 2016 from $40.4 million for the first nine months of 2015. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $35.5 million and $36.8 million for the nine months ended September 30, 2016 and 2015, respectively, and as of September 30, 2016 our accumulated deficit was $257.9 million.

In January 2016, we entered into a collaboration with Medivation, Inc. and Astellas Pharma Inc. to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. Under the terms of the collaboration agreement, we will modify our PAM50-based Prosigna Breast Cancer Assay for potential use as a companion diagnostic test for XTANDI (enzalutamide) for triple negative breast cancer. We will be responsible for developing and validating the diagnostic test and, if the parties thereafter determine to proceed, we will also be responsible for seeking regulatory approval for and commercializing the test. We received a $6.0 million upfront payment for technology access, $6.0 million of near-term preclinical milestone payments, and are eligible to receive up to $10.0 million in development funding over the term of the agreement, in addition to other potential downstream milestone payments.

In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. Under the terms of the new collaboration agreement, we received a $12.0 million upfront technology access fee and will receive additional development funding, and are eligible to receive up to $12.0 million of near-term preclinical milestone payments, of which $8.5 million was achieved and received during the nine months ended September 30, 2016, and other potential downstream regulatory milestone payments.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Americas	$16,784	$10,929	54%	$43,188	$26,584	62%
Europe & Middle East	4,934	3,400	45	12,667	9,355	35
Asia Pacific	2,215	1,364	62	5,402	4,413	22
Total	$23,933	$15,693	53	$61,257	$40,352	52

The following table reflects the breakdown of revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Product revenue:
Instruments	$6,898	$4,256	62%	$16,744	$13,026	29%
Consumables	10,303	8,352	23	26,579	20,699	28
In vitro diagnostic kits	1,147	662	73	3,142	1,635	92
Total product revenue	18,348	13,270	38	46,465	35,360	31
Service revenue	819	640	28	2,326	1,880	24
Total product and service revenue	19,167	13,910	38	48,791	37,240	31
Collaboration revenue	4,766	1,783	167	12,466	3,112	301
Total revenue	$23,933	$15,693	53	$61,257	$40,352	52

The growth in instrument revenue was driven by an increase in the number of instruments sold for both the three and nine months ended September 30, 2016 as compared to the same period in 2015. For the three and nine months ended September 30, 2016, the increase in instrument revenue was partially offset by the lower selling price of the new nCounter SPRINT Profiler system, which was anticipated. Approximately half of the systems sold during the three and nine months ended September 30, 2016 were SPRINT Profilers, consistent with our expectations. The increase in consumables revenue for both the three and nine month periods was driven by growth in our installed base of instruments. Revenue from in vitro diagnostic kits increased for both the three and nine month periods as sales of Prosigna kits continued to grow as more laboratories have adopted the test and coverage by third-party payers has increased since we launched the product in late 2013. The increase in service revenue for both the three and nine month periods was primarily related to an increase in the number of instruments covered by service agreements. The increase in collaboration revenue for both the three and nine month periods was primarily due to the impact of our new collaborations with Merck and Medivation and Astellas, and the achievement of $14.5 million of milestones during the nine months ended September 30, 2016, a proportional amount of which was reflected as collaboration revenue over the same period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(Dollars in thousands)			(Dollars In thousands)
Cost of product and service revenue	$8,075	$6,289	28%	$21,816	$17,500	25%
Product and service gross profit	$11,092	$7,621	46	$26,975	$19,740	37
Product and service gross margin	58%	55%		55%	53%

The increase in cost of product and service revenue for the three and nine months ended September 30, 2016 was related to the overall increased volume of products and services sold. The increase in gross margin on product and service revenue for the three-month period was primarily due to improved gross margin on consumable revenue resulting from efficiencies of scale and a favorable mix of consumable products sold during the quarter, in addition to a reduced technology royalty rate across all products. For the nine-month period, the same factors contributed to the improvement in gross margin, but to a lesser extent. Costs related to collaboration revenue are included in research and development expense.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Core nCounter platform technology	$2,807	$1,496	88%	$7,126	$4,894	46%
Manufacturing process development	651	421	55	1,900	1,313	45
Life sciences products and applications	1,504	1,157	30	4,623	3,561	30
Diagnostic product development	1,750	946	85	4,765	2,604	83
Clinical, regulatory and medical affairs	1,043	1,109	(6)	3,510	3,409	3
Facility allocation	962	683	41	2,800	1,745	60
Total	$8,717	$5,812	50	$24,724	$17,526	41

The increase in research and development expense for the three and nine months ended September 30, 2016 was primarily attributable to increased personnel-related expenses and supply costs supporting the advancement of our biopharma diagnostic collaborations and technology and product development activities, including 3D Biology, digital immunohistochemistry (IHC) and Hyb & Seq sequencing chemistry. In addition, facility costs increased due to expansion of our leased space for research and development activities. These increases were partially offset by decreases in engineering and consulting costs largely for the development of our nCounter SPRINT Profiler in 2015, as well as clinical trial costs related to Prosigna development activities.

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

Selling, general and administrative expense was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$15,607	$12,036	30%	$46,018	$38,984	18%

The increase in selling, general and administration expense for the three and nine months ended September 30, 2016 was primarily attributable to personnel-related costs, an increase in legal and other professional fees, and increased state and local gross receipts-based taxes related to amounts received under our collaboration agreements.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Interest income	$104	$58	79%	$266	$181	47%
Interest expense	(1,509)	(1,022)	48	(4,150)	(3,007)	38
Other income (expense), net	(179)	(59)	203	(238)	(281)	(15)
Total other income (expense), net	$(1,584)	$(1,023)	55	$(4,122)	$(3,107)	33

For the three and nine months ended September 30, 2016, interest expense increased primarily due to an increase in outstanding long-term debt borrowings, from $31.2 million as of September 30, 2015 to $47.5 million as of September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had cash, cash equivalents and short-term investments totaling $53.6 million. We believe our existing cash, cash equivalents and short-term investments, together with additional funding available to us under our existing term loan agreement, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: the nature and timing of any additional companion diagnostic development collaborations we may establish; market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Sources and Uses of Funds

Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. We generated cash from operations for the nine months ended September 30, 2016 as a result of receipts under our collaboration agreements. However, the timing and amount of such receipts in the future are unpredictable and therefore we expect to require cash to fund our operations for at least the next several years.
In May 2015, we entered into a sales agreement with a sales agent to sell shares of our common stock through an “at the market” equity offering program for up to $40.0 million in total sales proceeds. Under the sales agreement, we sold 960,400 shares during 2015 for net proceeds of $12.5 million. In October 2016, we sold 1,062,330 shares for net proceeds of approximately $20.4 million. The sales agreement allows us to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales may be made, limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Following the October 2016 issuance, approximately $5.8 million of common stock is available to be sold under the “at the market” equity offering program. We cannot guarantee that we will be able to sell the remaining available shares under the sales agreement under favorable market conditions.
In April 2014, we entered into a term loan agreement under which we may borrow up to $45.0 million, including an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, we borrowed $20.0 million and in October 2014, we borrowed an additional $10.0 million under the term loan agreement.
In October 2015, we amended our term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding accrued interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at our option and paid together with the principal at maturity. We have elected to exercise the option to defer a portion of the interest and we have recorded $2.5 million of deferred interest through September 30, 2016. In December 2015, we borrowed an additional $10 million under the terms of the amended agreement and in June 2016, we borrowed an additional $5 million. At our option, we may borrow up to an additional $15 million through December 31, 2016. Total borrowings under the amended term loan agreement were $47.5 million as of September 30, 2016.
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

The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and minimum revenue-based financial requirements, specifically $70.0 million for 2016 with annual increases of $15 million for each subsequent fiscal year thereafter. If our actual revenue are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenue and the minimum revenue requirement. We were in compliance with our covenants as of September 30, 2016.

Our principal use of cash is funding our operations, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing research business and in developing Prosigna and preparing it for commercialization. Through December 31, 2015, our cash used in operating activities increased from previous years. For the nine months ended September 30, 2016, we generated operating cash from receipts under our collaboration agreements, however, the timing and amount of such receipts in the future are unpredictable and therefore we expect to require cash to fund our operations. Our operating cash requirements may increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems among research customers and clinical laboratories and continue to promote consumable usage, including Prosigna, (2) commercialize, and conduct studies to expand the clinical utility of Prosigna and develop new diagnostic tests and (3) develop new applications, chemistry and instruments for our nCounter platform, and we cannot be certain our revenue will grow sufficiently to offset our operating expense increases.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in) operating activities	$351	$(38,762)
Cash (used in) provided by investing activities	(18,705)	24,201
Cash provided by financing activities	6,967	14,010

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

For the nine months ended September 30, 2016, we had net cash provided by operating activities due primarily to $40.2 million in payments received from our collaborators, Merck and Medivation and Astellas. Net cash provided by operating activities consisted of our net loss of $35.5 million, which was more than offset by $25.9 million of changes in our operating assets and liabilities and $9.9 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, and amortization of premium on short-term investments.

Net cash used in operating activities for the nine months ended September 30, 2015 largely consisted of our net loss of $36.8 million and $9.3 million of changes in our operating assets and liabilities. These uses were partially offset by $7.3 million of net non-cash items, such as depreciation and amortization, amortization of premium on short-term investments, deferred interest converted to principal for the term loan and stock-based compensation.

Investing Cash Flows

Our most significant investing activities for the nine months ended September 30, 2016 and 2015 were related to the purchase and sale of short-term investments. Because we manage our cash balances and usage based on the total of our cash, cash equivalents and short-term investments, we do not consider cash flows solely related to our short-term investments to be important to an understanding of our liquidity and capital resources.

In the nine months ended September 30, 2016 and 2015, we purchased $2.7 million and $1.8 million, respectively, of property and equipment required to support the growth and expansion of our operations.

Financing Cash Flows

Historically, we have funded our operations through the issuance of equity securities and the incurrence of indebtedness.

Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of proceeds of $5.0 million under the amended term loan agreement, Employee Stock Purchase Plan proceeds of $1.5 million and $0.7 million of proceeds from the exercise of stock options. These proceeds were partially offset by the repayment of lease financing obligations of $0.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2015 consisted of net proceeds of $12.5 million from the sale of our common stock, Employee Stock Purchase Plan proceeds of $1.3 million and $0.5 million of proceeds from the exercise of stock options. These proceeds were partially offset by the repayment of lease financing obligations of $0.2 million and deferred offering costs of $0.1 million.

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

There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the nine months ended September 30, 2016 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 11, 2016.

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

In May 2014, the Financial Accounting Standards Board, or FASB issued an accounting standards update entitled, or ASU, “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will become effective for us in fiscal year 2018, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued “ASU 2016-08, Principal vs Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued “ASU 2016-10, Identifying Performance Obligations and Licensing” which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued “ASU 2016-12, Narrow-Scope Improvements and Practical Expedients” which provides practical expedient for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. These standards permit the use of either the retrospective or cumulative effect transition method. We have not selected a transition method and we are currently evaluating the impact these standards will have on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In August 2014, FASB issued “ASU 2014-15, Presentation of Financial Statements – Going Concern.” The standard requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The standard will become effective for us beginning January 1, 2017.

In July 2015, FASB issued “ASU 2015-11, Inventory – Simplifying the Measurement of Inventory.” The standard requires entities to measure inventory at the lower of cost and net realizable value. The standard will become effective for us beginning January 1, 2017. We do not anticipate the adoption will have a material impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In November 2015, FASB issued “ASU 2015-17 - Balance Sheet Classification of Deferred Taxes.” The standard required deferred income tax liabilities and assets be classified as noncurrent in our consolidated balance sheet. The standard is effective for us beginning January 1, 2018. We do not anticipate the adoption will have a material impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In February 2016, FASB issued “ASU 2016-02, Leases - Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for us beginning January 1, 2019. We are currently assessing the impact adoption of this standard will have on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In March 2016, FASB issued “ASU 2016-09, Improvements to Employee Share-Based Payment Accounting” which amends Accounting Standard Codification Topic 718, “Compensation – Stock Compensation”. The standard includes provisions intended to simplify various aspects related to the accounting and presentation for stock-based payments in the financial statements, including the income tax effects of stock-based payments, minimum withholding requirements upon award settlement, and the method of calculating forfeitures in the recognition of stock compensation expense. The standard will become effective for us beginning January 1, 2018. We do not anticipate adoption of the standard will have a material impact on our consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

Interest Rate Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on October 1, 2016 and sustained throughout the period ended September 30, 2017, would not be material.

As of September 30, 2016, the principal outstanding under our term borrowings was $47.5 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $35.5 million and $36.8 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $257.9 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
We have experienced significant revenue growth in a short period of time. We may not achieve similar growth rates in future periods. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, development and commercialization of the Prosigna Breast Cancer Assay, or Prosigna, and other future diagnostic products worldwide are key elements of our growth strategy and have required us to hire and retain additional sales and marketing, medical, regulatory, manufacturing and quality assurance personnel. If we do not successfully generate demand for our diagnostic products or manage our anticipated expenses accordingly, our operating results will be harmed.
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
These hurdles may make it difficult to convince health care providers that tests using our technologies are appropriate options for cancer diagnostics, may be equivalent or superior to available tests, and may be at least as cost effective as alternative technologies. If we fail to successfully commercialize Prosigna, we may never receive a return on the significant investments in sales and marketing, medical, regulatory, manufacturing and quality assurance personnel we have made, and further investments we intend to make, which would adversely affect our growth prospects, operating results and financial condition.
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
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. For example, we have a sales agreement with Cowen that permits sales of up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of October 2016, we have sold an aggregate of 2,022,730 shares of common stock for total gross proceeds of $34.2 million (including the sale in October 2016 of 1,062,330 shares for gross proceeds of $21.2 million) and have approximately $5.8 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
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
Additionally, we must carefully manage the introduction of new products. If customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. In July 2015 we commercially launched a new version of our nCounter Analysis System, the nCounter SPRINT Profiler, that is smaller and less expensive than the previous version. If customers conclude that such new products offer better value as compared to our existing products, we may suffer from reduced sales of our existing products and our overall revenue may decline. We may also have excess or obsolete inventory of older products as we transition to new products and our experience in managing product transitions is very limited. If we do not effectively manage the transitions to new product offerings, our revenue, results of operations and business will be adversely affected.
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
For the nine months ended September 30, 2016 and 2015, approximately 30% and 34%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
Significant U.K. or European developments stemming from the U.K.’s referendum on membership in the European Union could have a material adverse effect on us.
On June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this prospectus.
The referendum, and the likely withdrawal of the United Kingdom from the European Union it triggers, has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, the Europe-wide market authorization framework for our products (and for the drugs sold by our collaboration partners in the pharmaceutical industry) may also change. Furthermore, we currently operate in Europe through a subsidiary based in the United Kingdom, which provides us with certain operational, tax and other benefits, as well as through other subsidiaries in Europe. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the European Union, may adversely affect our operating results and growth prospects.
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
In the United States, most of our products are currently labeled and sold for research use only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for diagnostic use, and the products do not include clinical or diagnostic claims or directions or support to use as diagnostic products, they are not subject to regulation by the Food and Drug Administration, or FDA, as medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post- market controls for medical devices. Pursuant to FDA guidance on RUO products, a company may not make clinical or diagnostic claims about an RUO product or provide clinical directions or clinical support services to customers for RUO products. If the FDA were to modify its approach to regulating products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
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
Successful commercialization of our diagnostic products depends, in large part, on the availability of adequate reimbursement for testing services that our diagnostic products enable from government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party reimbursement for the use of tests that incorporate new technology. For example, after the FDA clearance of Prosigna in September 2013, it took over two years to achieve broad Medicare reimbursement and there are still several large private insurance plans that have not yet issued policies confirming coverage of Prosigna testing.
If we are unable to obtain positive policy decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our products would be compromised and our revenue would be significantly limited. Even if we do obtain reimbursement for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology, and indirectly, demand for diagnostic products. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services, which may include decreased coverage or reduced reimbursement. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, and are subject to change at any time. Most recently the Protecting Access to Medicare Act (PAMA) of 2014 revises the Medicare Clinical Laboratory Fee Schedule (CLFS) to base prices on commercial payer rates that are reported to the Centers for Medicare and Medicaid Services (CMS). In June 2016, CMS released the final Clinical Diagnostic Tests Laboratory Payment System regulations, in response to PAMA. The statute applies different reporting and payment requirements to Advanced Diagnostic Laboratory Tests (ADLTs) and to Clinical Diagnostic Laboratory Tests (CDLTs).  Under the definitions in the proposed rules, Prosigna would be defined as a CDLT and would be repriced every three years based on a weighted median of commercial payments submitted by labs. As a result, if commercial payment amounts decline, there is a risk that Medicare prices will fall as well, though PAMA limits these reductions to no more than 10% less than the prior year during calendar years 2018-2020 and no more than 15% less during years 2021-2023. Reductions in the reimbursement rate of third-party payors have also occurred and may occur in the future. Reductions in the prices at which testing services based on our technology are reimbursed could have a negative impact on our revenue.
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
We continue to pursue positive reimbursement and coverage decisions from government insurance plans, managed care organizations and private insurance plans.  From time to time, if positive coverage decisions are obtained, we may publicly announce such decisions.  In most cases where coverage is denied by a third-party payor, there will be subsequent opportunities to submit additional information or clinical evidence and have such decision reconsidered. We intend to evaluate the benefit of continued pursuit of a positive reimbursement determination on a case by case basis and in most cases expect to continue to pursue a positive coverage decision with those payors based on additional information or subsequent clinical developments; as a result, we do not intend to publicly announce any denials of coverage or the absence of a coverage determination on a regular basis.
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
A clinical laboratory can use nCounter Elements reagents to create what is called a Laboratory Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests.  Historically, LDTs generally have not been subject to FDA regulations. In October 2014, the FDA issued its draft guidance documents for LDTs proposing the use of a risk-based approach to regulating LDTs. Further, numerous FDA officials have stated that FDA expects to release the final guidance document on LDTs during the current administration, which would mean FDA would subject LDTs to the medical device regulations, including the requirement to obtain clearance or approval of LDTs prior to marketing. Any restrictions on LDTs by the FDA could decrease demand for our nCounter Elements reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. Similarly, there have been proposals that Congress enact legislation that could result in FDA regulation of some LDTs. If legislation were enacted, it could adversely affect demand for our nCounter Elements reagents.
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
We cannot assure investors that we will be successful in obtaining these regulatory clearances or approvals. If we do not obtain additional regulatory clearances or approvals to market future products or expand future indications for diagnostic purposes, if additional regulatory limitations are placed on our products or if we fail to successfully commercialize such products, the market potential for our diagnostic products would be constrained, and our business and growth prospects would be adversely affected.
Approval and/or clearance by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.
Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies, we are required to obtain either prior 510(k) clearance or prior pre-market application approval, or PMA approval, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. We may pursue additional intended uses for Prosigna that require a PMA approval, which is a more burdensome regulatory process than the 510(k) clearance process. In addition, we are currently collaborating with Celgene, Merck and Medivation and Astellas on companion diagnostics. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), the Agency expects that companion diagnostics usually will require a PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, e.g., diagnostics that do not meet the definition of an IVD companion diagnostic but are nonetheless beneficial for therapeutic product development or clinical decision making. If we developed a diagnostic device that was cleared or approved apart from a therapeutic product, rather than as a companion diagnostic, this may result in potentially reduced revenue for the test as the test would not be necessary for prescribing of the drug.
Any 510(k) clearance or PMA approval we obtain for any future product would place substantial restrictions on how our device is marketed or sold. The FDA will continue to place considerable restrictions on our products, including, but not limited to, the obligation to comply with the Quality System Regulation, or QSR, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years, and generally requires detailed and comprehensive scientific and clinical data, as well as compliance with FDA regulations. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.
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

We expect to rely on third parties in conducting any future studies of our diagnostic products that may be required by the FDA or other regulatory authorities, and to fulfill product registration requirements in foreign countries, and those third parties may not perform satisfactorily.
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
In many countries, we are not permitted to directly apply for product registrations, and therefore must rely on third-party contractors or product distributors resident in those countries to fulfill the product registration requirements. Our reliance on these third parties reduces our control over the registration activities, and those parties may not appropriately register the products. Our reliance on third parties does not relieve us of the obligation to comply with applicable requirements, and therefore any failure on the part of the third parties could subject us to enforcement action in the country in which the registration was not properly fulfilled.
We are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.
Certain of our products are regulated as medical devices, including Prosigna, the nCounter Dx Analysis System and nCounter Elements reagents. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review. These include routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. It is expected that at the end of 2016 the European Union will adopt the IVD Directive Regulation, currently being finalized, which would increase the regulatory requirements applicable to some in vitro diagnostics in the EU and would require that we re-classify and obtain pre-approval for our existing CE-marked IVD products within a 5-year grace period. We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the cleared (or equivalent) indication. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the U.S. and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2016, we owned or licensed 15 issued U.S. patents and approximately 45 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 185 pending and granted counterpart applications worldwide, including 65 country-specific validations of 6 European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
Holders of approximately 4.0 million shares (including shares underlying outstanding warrants), or approximately 20%, of our outstanding shares as of September 30, 2016, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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
Our executive officers and directors together with their respective affiliates, own approximately 23% of our outstanding common stock as of September 30, 2016. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

NANOSTRING TECHNOLOGIES, INC.

Date:	November 4, 2016	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2016	By:	/s/ James A. Johnson
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