Form 10-K
period 2016-12-31
NanoString Technologies Inc
filed 2017-03-09
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to______
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). (Check one):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $184.7 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

There were 21,650,894 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on March 6, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

NANOSTRING TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” "seek" and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

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

PART I
Item 1. Business
Overview
We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of December 31, 2016, we have an installed base of approximately 480 systems, which our customers have used to publish over 1,450 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we are collaborating with several biopharmaceutical companies to develop companion diagnostics, in vitro diagnostic tests to be used to identify which patients are most likely to respond to a particular therapeutic treatment.
Our nCounter Analysis System enables biologic analysis on a scale appropriate for pathway-based biology, the examination of networks of tens or hundreds of genes and proteins that act in concert to produce biologic functions or trigger certain diseases, by digitally quantifying the activity of up to 800 genes or proteins simultaneously in a single minute tissue sample. Our technology platform is enabled by a unique, proprietary optical barcoding chemistry only available to us. We offer a range of instruments to appeal to an array of potential customer types. Our nCounter SPRINT Profiler is designed to appeal to individual researchers running relatively smaller experiments. Our nCounter MAX is a higher throughput instrument with features appealing to larger core laboratories serving multiple researchers. Our nCounter Dx Analysis System instrument has been FDA 510(k) cleared together with Prosigna and is targeted toward clinical laboratories. All three instruments are capable of running our research consumable products and provide comparable, high-quality data. Our revolutionary new 3D Biology products enable researchers to measure combinations of gene expression, protein expression and gene mutations simultaneously from a single minute tissue sample.
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
To date, we have three collaborations with biopharma companies for the development of companion diagnostic assays. In 2014, we initiated our first of these collaborations with Celgene Corporation, or Celgene, under which we are developing an in vitro diagnostic test to identify a subset of patients with diffuse large B-cell lymphoma, or DLBCL, who are believed to be the most likely to benefit from treatment with Celgene’s drug REVLIMID, which is FDA approved for other indications. In January 2016, we entered into a collaboration with Medivation, Inc. and Astellas Pharma Inc. to develop an in vitro diagnostic test to identify a subset of patients with triple negative breast cancer who are most likely to benefit from treatment with XTANDI, a drug currently marketed by Medivation and Astellas as a treatment for prostate cancer. In February 2016, we expanded a pre-existing research collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, to develop and commercialize a novel diagnostic test to predict response to Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. We believe there are many other similar opportunities to collaborate with companies developing cancer drugs and we intend to pursue more of these collaborations.
We generated revenue of $86.5 million, $62.7 million and $47.6 million in 2016, 2015 and 2014, respectively, while incurring net losses of $47.1 million, $45.6 million and $50.0 million in 2016, 2015 and 2014, respectively.
We are organized as, and operate in, one reportable segment. For additional information, see Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this report. For financial information regarding our business, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and our audited consolidated financial statements and related notes included elsewhere in this report.
We were incorporated in Delaware in June 2003. Our principal executive offices are located at 530 Fairview Avenue, N., Seattle, Washington 98109 and our telephone number is (206) 378-6266. Our common stock trades on The NASDAQ Global Market under the symbol “NSTG.”
This Annual Report on Form 10-K includes our trademarks and registered trademarks, including “NanoString,” “NanoString Technologies,” “nCounter,” “Prosigna,” “nCounter Elements,” “nCounter SPRINT,” “Vantage 3D,” “3D Biology,” and “Hyb & Seq.” Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.
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
Over the last decade, methods of measuring genomic information have advanced substantially. However, pathway-based research and the development of diagnostic tests require analysis of multiple genes and sensitivity to small changes in expression, which can be challenging for traditional genomic tools. In both life sciences research and clinical medicine, there is a growing need for improved technologies that can precisely and rapidly measure the activation state of hundreds of genes simultaneously across a large number of precious samples. Furthermore, there is an untapped opportunity for technologies capable of simultaneously profiling the activity of genes and related proteins, which ultimately dictate biological activity.
Life Sciences Research
Academic, government, and biopharmaceutical researchers engaged in gene expression or protein analysis typically focus on making biological discoveries that may lead to the development of relevant medical products and better informed treatment decisions for physicians and patients. They have traditionally performed gene expression experiments using microarrays or quantitative polymerase chain reaction, or PCR, and protein expression experiments using flow cytometry, mass spectrometry, immunohistochemistry or enzyme-linked immunosorbent assay, or ELISA, assays. More recently, RNA sequencing, or RNA-Seq, has dramatically enhanced researchers’ ability to discover patterns of gene expression that have biological meaning. However, related workflows and data analysis can be cumbersome and time consuming, and simultaneous analysis of proteins is not possible. Researchers are increasingly performing analyses on a larger number of genes and samples and are seeking new methods of interrogation that would allow them to:

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
We believe that the above items create an opportunity for technologies like ours that are optimized for pathway-based biology, providing the potential for seamless transition to clinical diagnostic testing laboratories on a distributed basis, with the capability to analyze both genomic and proteomic information.
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
Recently, researchers in the field of oncology have begun to demonstrate the potential of harnessing a patient’s immune system to fight cancer. A new class of therapeutics, referred to generally as immuno-oncology drugs, have begun to come to market with the promise of long-term remissions, or even cures, in certain types of cancer. Unlike cancer therapeutics of the past, these therapeutics do not target genetic abnormalities and there are typically no reliable genetic biomarkers for determining which patients are likely to respond to treatment. The development of diagnostics to inform decisions regarding treatment with immuno-oncology drugs is likely to require analysis of both RNA and proteins.
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

Life Sciences Research
Our nCounter Analysis System is capable of supporting a number of research applications based upon the measurement of the concentration or amount of a target molecule. Additionally, starting in September 2015, we have launched a series of 3D Biology applications, which enable the simultaneous analysis of DNA, RNA and proteins in a single sample. Key applications currently supported include:

•
Gene Expression. Researchers can use the nCounter Analysis System to measure the degree to which individual genes in pathways are turned “on” or “off” by simultaneously quantifying the amount of messenger RNA, or mRNA, associated with each of up to 800 genes.

•
Protein Expression. Today, researchers can use the nCounter Analysis System to measure simultaneously up to 30 proteins. Ultimately, we intend to expand this capability to an increased number of protein targets, limited only by the 800 target capacity of an assay and the number of antibodies that can be sourced and combined without cross-reaction.

•
Gene Mutations. In late 2016, we launched our first assay to detect a particular type of gene mutation, known as single nucleotide variations. Our initial panel, targeting solid tumors, gives researchers the power to measure 104 different gene mutations simultaneously, at the same time as measuring the expression of other genes and proteins.

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

•
Gene Fusions. Researchers can use the nCounter Analysis System to detect gene fusion events that occur when one gene fuses to another gene. A number of design options are available for developing assays for these complex structural variants which have been shown to be important in a number of cancers. In 2016, we launched two off-the-shelf panels for analysis of fusion genes relevant to lung cancer and leukemia.
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

	nCounter SPRINT	nCounter MAX	nCounter FLEX
Target customer	Individual researchers	Core research labs	Clinical labs
Throughput (samples per day)	24	48	48
Expandable with additional prep station (1)	No	Yes	Yes
Diagnostic menu	No	No	Yes
U.S. list price	$149,000	$235,000	$265,000
(1)nCounter MAX and FLEX throughput may be increased to up to 96 samples per day by adding a second prep station.
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
Custom CodeSets
We work with our customers to design and develop custom CodeSets to enable them to evaluate specific genes that are the subject of their study. Our customers provide us a list of targets for which we subsequently build a unique CodeSet to their specifications. Our design process leverages full length sequences for the DNA or RNA molecules that our customers are interested in detecting and prevents cross hybridization to non-target molecules in the sample. The custom CodeSet design process occurs in four distinct steps: (1) the customer selects the genes of interest, (2) we design probes and provide a design report to the customer, (3) the customer reviews and approves the design report, and (4) we manufacture, test and ship the CodeSet to the customer. The manufacturing process typically takes from three to five weeks, depending on the number of genes targeted and samples to be processed by the customer.
Panels
We offer more than 30 panels that are pre-manufactured CodeSets, which include curated content relevant to a particular research area, including the following:

•
Pan Cancer Gene Expression Panels. A portfolio of panels designed to comprehensively analyze genes driving the growth of cancer cells, the immune system’s response, and the progression of the cancer, including:

◦
Pathways. A novel set of 770 essential genes representing the signaling pathways implicated in cancer, including key driver genes, selected using a data-driven approach to identifying the genes most relevant to cancer biology.

◦
Immune Profiling. A novel set of 770 genes designed in collaboration with cancer immunologists around the globe, combining markers for 24 different immune cell types and populations, 30 common cancer antigens and genes that represent all known categories of immune response including key checkpoint blockade genes, also available in a mouse version.

◦
Progression. A novel set of 770 genes addressing the key questions of what happens when cancer metastasizes, including genes for the study of angiogenesis, epithelial mesenchymal transition, extracellular matrix formation, and metastasis.

•
PanCancer RNA: Protein Immune Profiling Panels. Two panels that combine gene expression analysis of the 770 genes contained in the PanCancer Immune Profiling Gene Expression Panel with the analysis of up to 30 proteins of interest in measuring the immune system’s response to cancer or intracellular signaling.

•	nCounter Vantage 3D™ Panels. A portfolio of panels that enable simultaneous analysis of DNA, RNA, and protein, eliminating the need to divide small samples among different experiments, including:

◦
RNA:Protein Solid Tumor Assay — Panels for lysates and FFPE that profile key cancer pathway targets at the RNA, total protein, and phospho-protein level, including targets associated with PI3K, MAPK, EGFR, and more.

◦	DNA SNV Solid Tumor Panel — A panel targeting 104 single nucleotide variants in 25 genes that are relevant to a variety of solid tumor types, currently available for MAX and FLEX systems.

◦
RNA Panels — A series of seven 192-gene expression panels each designed to interrogate a focused area of cancer biology: Adaptive Immunity, Cancer Metabolism, Intracellular Signaling, Cellular Profiling, Wnt Pathway, Innate Immunity, and DNA Damage & Repair.

◦	Lung Fusions — A panel targeting gene fusions that involve the following genes which are important in lung cancer: ALK, ROS, RET, and NTRK1.

◦	Leukemia Fusions — A panel targeting 27 gene fusions that are important in leukemia.

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
nCounter Elements Reagents
nCounter Elements are our digital molecular barcoding reagents that allow users to design their own customized assays using standard sets of barcodes provided by us with the laboratory's choice of oligonucleotide probes that it can purchase independently from an oligonucleotide manufacturer. The highly flexible architecture of nCounter Elements enables a broad range of basic research studies where iterative design and refinement of assays are important.
Master Kits, Cartridges and Reagents
For our nCounter MAX or FLEX systems, the Master Kit includes all of the ancillary reagents and plasticware required for our customers to be able to setup and process samples in the nCounter Prep Station and nCounter Digital Analyzer. The components of the Master Kit include the sample cartridge, strip tubes, tips, buffers, and reagent plates. For our nCounter

SPRINT Profiler, customers purchase microfluidic cartridges and separate bottles of reagents which together provide the ancillary components for processing samples with CodeSets, Panels or nCounter Elements reagents.
Molecular Diagnostics
Our nCounter Dx Analysis System has the ability to simultaneously quantify gene expression on tens or hundreds of genes from minimal amounts of FFPE tissue, which makes it well suited for profiling pathway activation in tumor samples. In addition, it has the precision, reproducibility, and simple workflow required of technologies used in clinical laboratories. Our clinical laboratory customers use the nCounter Dx Analysis System, nCounter Elements reagents and in vitro diagnostic kits to provide clinical diagnostic services. Currently, Prosigna is the only in vitro diagnostic kit available for use on our nCounter Dx Analysis System. Over time, we intend to develop, obtain regulatory authorization for, and sell additional in vitro diagnostic kits, each of which will enable a unique diagnostic test.
Laboratory Developed Tests
Clinical laboratories can use nCounter Elements reagents to create Laboratory Developed Tests, or LDTs, which are diagnostic tests that are developed, validated and performed by a single laboratory. nCounter Elements reagents enable assays for gene expression, copy number variation and gene fusions. Many clinical laboratories are currently exploring the use of nCounter Elements reagents to develop assays to replace tests currently performed using fluorescence-based in situ hybridization, or FISH. The first commercial use of an nCounter Elements-based LDT occurred in 2014.
Prosigna
Prosigna, our first molecular diagnostic test, is based on a collection of 50 genes known as the PAM50 gene signature, which was discovered by several of our research customers. Prosigna can provide a breast cancer patient and her physician with a subtype classification based on the fundamental biology of the patient’s tumor, as well as a prognostic score that indicates the probability of cancer recurrence over 10 years. Physicians use Prosigna to help guide therapeutic decisions so that patients receive a therapeutic intervention, such as chemotherapy, only if clinically warranted. Prosigna is regulated as an in vitro diagnostic test and we distribute it as a kit for use on our nCounter Dx Analysis System in clinical laboratories.
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
Prosigna in the European Union and Other Countries that Recognize the CE Mark. In September 2012, we obtained CE mark designation for Prosigna for use as a semi-quantitative in vitro diagnostic assay using the gene expression profile of cells found in FFPE breast tumor tissue to assess the 10-year risk of distant recurrence in postmenopausal women with HR+ early stage breast cancer treated with endocrine therapy alone. This CE-marked product is indicated for use in patients with either node-negative or node-positive disease, and provides physicians and their patients with the intrinsic subtype of a patient’s breast cancer tumor, ROR score, and risk category (high/intermediate/low). In early 2013, we began marketing this test in Europe and Israel.
Collaborations
Celgene Corporation
In March 2014, we entered into a collaboration with Celgene Corporation, or Celgene, to develop, seek regulatory approval for, and commercialize a companion diagnostic assay using the nCounter Analysis System to identify a subset of patients with DLBCL, who are believed to be the most likely to benefit from treatment with Celgene’s drug REVLIMID. Under the terms of the collaboration agreement, we will develop, seek regulatory approval for, and commercialize the diagnostic test, and we retain the flexibility to independently develop and commercialize additional indications for the test. We are eligible to receive payments totaling up to $45.0 million, of which $5.8 million was received as an upfront payment, $17.0 million is for potential success-based developmental and regulatory milestones, and the remainder is for potential commercial payments in the event sales of the test do not exceed certain pre-specified minimum annual revenues during the first three years following regulatory approval. There have been several amendments to the collaboration agreement to expand the scope of development work and in return we have received additional payments totaling $2.1 million.
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
Under the collaboration agreement with Celgene, we have delivered an in vitro companion diagnostic test that will be used to subtype and screen patients who are being enrolled in a pivotal study of REVLIMID for the treatment of DLBCL. The upfront payment, a portion of the success-based milestone payments and the payments related to the subsequent amendments, totaling $13.8 million, have been received from Celgene to date, and we are using these funds in part to cover our costs for clinical development of the test.
Merck & Co., Inc.
In May 2015, we entered into a clinical research collaboration agreement with Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. Under the terms of the collaboration agreement, we received $3.9 million in payments during 2015.
In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. In connection with the execution of the development collaboration agreement, we and Merck terminated our May 2015 clinical research collaboration and moved all remaining activities under such clinical research collaboration work plan to the new development collaboration agreement. Under the terms of the new development collaboration agreement, we received $12.0 million as an upfront technology access payment and are eligible to receive up to an additional $12.0 million for potential preclinical milestone payments, of which $8.5 million has been received to date. Merck is responsible for its own costs under the development collaboration agreement and is funding our development costs, including personnel related and overhead costs for our employees assigned to the project, nCounter systems, clinical study reagents, and other out-of-pocket costs. For the year ended December 31, 2016, our development funding totaled $9.6 million. In addition, we are eligible to receive other potential downstream milestone payments upon achievement of certain regulatory milestones.
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
Medivation, Inc. and Astellas Pharma, Inc.
In January 2016, we entered into a collaboration with Medivation, Inc. and Astellas Pharma Inc. to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. Under the terms of the collaboration agreement, we have modified our PAM50-based Prosigna Breast Cancer Assay for potential use as a companion diagnostic test for XTANDI (enzalutamide) for triple negative breast cancer. We are responsible for developing and validating the diagnostic test and, if the parties thereafter determine to proceed, we are responsible for seeking regulatory approval for and commercializing the test. We have received a $6.0 million upfront payment for technology access, $6.0 million in preclinical milestone payments, and are eligible to receive up to $10.0 million in development funding, which totaled $2.9 million in 2016. In addition, we are eligible to receive other potential downstream milestone payments upon achievement of certain regulatory milestones.
Triple negative breast cancer is a form of breast cancer for which the three most common types of receptors known to fuel breast cancer growth – estrogen, progesterone, and the HER-2/neu gene – are not present in the cancer tumor. Receptor-targeting therapies have fueled tremendous recent advances in the fight against breast cancer. However, since triple negative breast tumor cells lack the necessary receptors, all such targeted therapies are ineffective. Triple negative breast cancer represents a significant unmet need, as it tends to be more aggressive, more likely to recur, and more difficult to treat due to the lack of targeted treatments. XTANDI is currently approved for the treatment of metastatic castration-resistant prostate cancer.

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
As of December 31, 2016, we owned or exclusively licensed 15 issued U.S. patents and approximately 45 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 197 pending and granted counterpart applications worldwide, including 73 country-specific validations of seven European patents. The issued U.S. patents that we own or exclusively license are expected to expire between July 3, 2021 and February 6, 2033. We have either sole or joint ownership positions in all of our pending U.S. patent applications. Where we jointly own cases, we have negotiated license or assignment provisions for exclusive rights. For our material nCounter Analysis System and Prosigna product rights, we are the exclusive licensee. We also generally protect our newly developed intellectual property by entering into confidentiality agreements that include intellectual property assignment clauses with our employees, consultants and collaborators.
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
Institute for Systems Biology
In 2004, we entered into an agreement with the Institute for Systems Biology pursuant to which the Institute granted to us an exclusive, subject to certain government rights, worldwide license, including the right to sublicense, to the digital molecular barcoding technology on which our nCounter Analysis System is based, including 13 patents and patent applications. Pursuant to the terms of the amended license agreement, we are required to pay the Institute for Systems Biology royalties on net sales of products sold by us, or our sublicensees, at a low single digit percentage rate, which was reduced by 50% in the third quarter of 2016 for the remainder of the license term due to the achievement of a cumulative sales threshold. Through December 31, 2016, we have paid aggregate royalties of $4.2 million under the license agreement. Unless terminated earlier in accordance with the terms of the amended license agreement, the agreement will terminate upon the expiration of the last to expire patent licensed to us. The Institute for Systems Biology has the right to terminate the agreement under certain situations, including our failure to meet certain diligence requirements or our uncured material breach of the agreement.

Bioclassifier, LLC
In July 2010, we entered into an exclusive license agreement with Bioclassifier, LLC, pursuant to which Bioclassifier granted to us an exclusive, subject to certain government rights, worldwide license, with the right to sublicense, to certain intellectual property rights and technology, including eight non-provisional patent applications, related to the PAM50 gene signature in the field of research products and prognostic and/or diagnostic tests for cancer, including Prosigna. Bioclassifier has licensed these rights from the academic institutions that employed the cancer researchers that discovered or were involved in the initial development of PAM50. Pursuant to the agreement, we are required to pay Bioclassifier the greater of certain minimum royalty amounts and mid-single digit to low double digit percentage royalties on net sales of products and/or methods sold by us that are covered by patent rights or include, use or are technology licensed to us. Our obligation to pay royalties to Bioclassifier expires on a country-by-country basis upon the expiration of the last patent licensed or, if a product or method includes, uses or is technology licensed to us but is not covered by a patent licensed to us, ten years after the first commercial sale of the product or method in such country. We are also required to pay Bioclassifier a low to mid double digit percentage of any income received by us from the grant of a sublicense to the patents or technology licensed to us under the agreement. The agreement specifies that we will control and be responsible for the costs of prosecuting and enforcing the intellectual property licensed in certain major market countries. The agreement also includes customary rights of termination for Bioclassifier, including for our uncured material breach or our bankruptcy. Through December 31, 2016, we have paid Bioclassifier $0.8 million.
Research and Development
We have committed, and expect to continue to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled experienced research and development teams at our Seattle, Washington location with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. As of December 31, 2016, including clinical, medical and regulatory affairs, we had 128 employees in research and development, of which 44 hold a Ph.D. degree and 2 hold an M.D. degree. Our research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $34.7 million, $24.6 million and $21.4 million, respectively.
nCounter Technology
We are continuously seeking to improve the nCounter Analysis System, including improvements to the technology and accessibility, or to extend its capabilities. As we make improvements or add new capabilities, we anticipate that we will make available new and improved generations of the nCounter Analysis System.
Our current technology development efforts are focused on:

•
Applications. We are developing additional application areas to enable researchers to apply the nCounter Analysis System to new experimental paradigms. For example, as part of our new suite of applications for 3D Biology, we added protein expression capability in 2015 and a new capability for measurement of DNA mutations in 2016. With 3D Biology, research customers are able to measure combinations of DNA, RNA and proteins in a single experiment. We are also continuing to update our panel product line and plan to expand our offerings beyond oncology into areas such as autoimmune, infectious disease and neurobiology applications.

•
Instruments. In July 2015, we launched the nCounter SPRINT Profiler, a new generation of the nCounter Analysis System that increases our addressable market by appealing to individual researchers. We have initiated development of a new instrument using a novel approach to digital, multiplexed measurement of gene and protein expression with spatial resolution, which we call Digital Spatial Profiling, or DSP, and would be used upstream from an nCounter Analysis System. In November 2016, we initiated a technology access program to provide customers with access to DSP in advance of the commercial launch which is targeted for late 2018. We have also announced our intention to develop a novel DNA and RNA sequencing chemistry called Hyb & Seq, which would require the development of a new instrument in the future. Our near-term goal will be to scale up the chemistry, and to further demonstrate Hyb & Seq’s capabilities working with academic groups.

Companion Diagnostic Development
In 2014, we entered into our first companion diagnostic collaboration with Celgene Corporation. Pursuant to the collaboration, we have developed an in vitro diagnostic test that is being used to test DLBCL patients to determine the subtype of their cancer (the Lymphoma Subtyping Test, or LST) and whether they will be enrolled in a Phase 3 clinical trial of REVLIMID for the DLBCL indication, called the ROBUST trial. We are monitoring the testing process during that Phase 3 study and, if the study results are positive, we will submit appropriate filings for regulatory approval of the LST. We will own the commercial rights to the test and would make it commercially available in territories in which REVLIMID is approved for the DLBCL indication and for which we have any necessary regulatory authorizations to approve the test. For additional information regarding the development collaboration agreement, see the section of this report captioned “— Collaborations — Celgene Corporation”.
In February 2016, we expanded a research collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, designated Tumor Inflammation Signature, or TIS, to predict response to KEYTRUDA in multiple tumor types. The test is being used in three potential registrational clinical trials across 11 tumor types to evaluate the test's ability to identify patients who are most likely to respond to treatment with KEYTRUDA. If successful, we will own the commercial rights to the test and would make it commercially available in territories in which KEYTRUDA is approved for one or more of the indications and for which we have any necessary regulatory authorizations to approve the test. For additional information regarding the development collaboration agreement, see the section of this report captioned “— Collaborations — Merck & Co., Inc.”.
In January 2016, we entered into a collaboration with Medivation, Inc. and Astellas Pharma Inc. to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay based on our PAM50-based Prosigna Breast Cancer Assay for potential use as a companion diagnostic test for XTANDI for triple negative breast cancer. XTANDI is currently approved for the treatment of metastatic castration-resistant prostate cancer. The test is being used to determine whether patients will be enrolled in a Phase 3 clinical trial, called the ENDEAR trial. We are responsible for monitoring the testing process during the Phase 3 study and, if the results are positive, we will be responsible for seeking regulatory approval for and commercializing the test. For additional information regarding the development collaboration agreement, see the section of this report captioned “— Collaborations — Medivation, Inc. and Astellas Pharma, Inc.”.
We believe that there are likely to be many similar opportunities to collaborate with drug developers in the future and we intend to secure additional collaborations as the primary means to expanding our menu of diagnostic tests. These collaborations may be based on Prosigna, the LST, the TIS, or other tests discovered by our research customers, either in academia or within biopharmaceutical companies themselves.
Prosigna Breast Cancer Assay
Our Prosigna clinical studies to date have employed a retrospective/prospective design, which means that we use samples that were previously collected from patients and for which the treatment regimen and ultimate outcome of each patient are known. Such studies are capital efficient as they do not require recruiting new patients and running prospective trials and they can be completed much more quickly than typical prospective clinical trials. We intend to use a similar approach whenever possible for any additional clinical studies we may conduct for Prosigna.
In the future, we may participate in prospective clinical studies that require recruiting new patients. For example, we are participating in the OPTIMA trial, which is being organized and sponsored by a cooperative group in the United Kingdom. We are not financially responsible for conducting the trial; however, we are providing in-kind support through the sale of Prosigna in vitro diagnostic kits at a discounted price.
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
Sales and Marketing
We began selling nCounter Analysis Systems to researchers in 2008 and began sales efforts in the clinical laboratory market in 2013. We sell our instruments and related products primarily through our own sales force in North America and through a combination of direct and distributor channels in Europe, the Middle East, Asia Pacific and South America. We have agreements with 24 distributors, each of which is exclusive within a certain territory. In the event the distributor does not meet minimum performance requirements, we may terminate the distribution agreement or convert from an exclusive to non-exclusive arrangement within the territory, allowing us to enter into arrangements with other distributors for the territory. For additional information regarding geographic revenue, see Note 17 of the Notes to Consolidated Financial Statements under Item 8 of this report. For the year ended December 31, 2016, our collaborator, Merck, represented 13% of our total revenue. No customers represented more than 10% of total revenue during the years ended December 31, 2015 and 2014.

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
Our instruments require a significant capital investment or commitment to a lease or reagent rental agreement. Accordingly, our sales process involves numerous interactions with multiple people within an organization, and often includes in-depth analysis by potential customers of our products, proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis.
We continue to invest in our commercial channel to increase our reach and productivity. During 2017, we intend to add staff focused on sales of consumables to our existing instrument base. We believe these investments will enable our existing sales representatives to focus on instrument sales and help drive the growth of our installed instrument base.
Molecular Diagnostics
The commercialization of Prosigna kits involves a three-pronged effort. First, we seek to establish third-party reimbursement and patient access for clinical testing services that our clinical laboratory customers will provide based upon our products by gaining inclusion in influential treatment guidelines and educating third-party payors regarding the clinical utility and health economic value of the clinical tests enabled by our technology. Second, we seek to establish an installed base of nCounter Analysis Systems by selling or leasing instruments to select clinical laboratories, with initial sales efforts directed at laboratories, hospitals, networks or practices that test or treat a high volume of breast cancer patients. As of December 31, 2016, there were approximately 69 laboratories worldwide that had purchased or rented nCounter Analysis Systems with the intent to market and sell Prosigna testing services. Third, we intend to drive physician demand for clinical testing services enabled by our diagnostic products, and direct test orders toward those laboratories which have adopted our technology. Where appropriate, we intend to coordinate commercial efforts with the sales and marketing personnel of the clinical laboratories offering clinical testing services based on our diagnostic products.
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

We rely on a limited number of suppliers for certain components and materials used in the manufacture of our consumables. Some of these components are sourced from a single supplier. For example, Cidra Precision Services, LLC, of Wallingford, Connecticut, part of IDEX Health & Science, is the sole supplier of the microfluidic cartridge for our nCounter SPRINT Profiler. For some components, we have qualified second sources for several of our critical reagents, including oligonucleotides, adhesives and dyes. We believe that having dual sources for our components helps reduce the risk of a production delay caused by a disruption in the supply of a critical component. We continue to pursue qualifying additional suppliers, but cannot predict how expensive, time-consuming or successful these efforts will be. If we were to lose one or more of our suppliers, it may take significant time and effort to qualify alternative suppliers.
Competition
In the life sciences research market, we compete with companies such as Agilent Technologies, Becton-Dickinson, Bio-Rad, Bio-Techne, Fluidigm, HTG Molecular Diagnostics, Illumina, Luminex, Merck Millipore, O-Link, Perkin Elmer, Qiagen, Roche Applied Science, Thermo Fisher Scientific, and WaferGen Biosystems, some of which also offer diagnostic applications of their technologies. These competitors and others have products for gene and protein expression analysis that compete in certain segments of the market in which we sell our products. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market.
In the breast cancer diagnostics market, we compete with Genomic Health’s Oncotype Dx, a service for gene expression analysis performed in its central laboratory in Redwood City, California. We also face competition from companies such as Agendia, bioTheranostics, and NeoGenomics, which also offer centralized laboratories that profile gene or protein expression in breast cancer. Outside the United States, we also face regional competition from Myriad Genetics, which recently acquired Sividon Diagnostics and its product EndoPredict, a distributed test for breast cancer recurrence. Myriad Genetics has announced its intent to begin selling EndoPredict in the United States after obtaining any necessary regulatory approvals.
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

A medical device is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component part or accessory, which is (1) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (2) intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. In vitro diagnostics are a type of medical device and are tests that can be used in the diagnosis and/or detection of diseases, conditions or infections, including, without limitation, the presence of certain chemicals, genetic or other biomarkers. Some tests are used in laboratories or other health professional settings and other tests are for consumers to use at home.
Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, or 510(k), or premarket approval of a premarket approval application, or PMA, pursuant to the FDC Act prior to marketing, unless subject to an exemption. Devices deemed to pose relatively low risk are placed in either Class I or II. Placement of a device into Class II generally requires the manufacturer to submit to the FDA a 510(k) seeking clearance for commercial distribution; this is known as the 510(k) clearance process. Preamendment Class III devices for which FDA has not yet required submission of PMAs are also required to submit a 510(k) to FDA. Most Class I devices are exempted from this premarket requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and some diagnostic tests, are placed into Class III requiring PMA approval. Devices deemed not substantially equivalent to a previously 510(k)-cleared device or novel devices for which no predicate device exists are placed into Class III, but may be reclassified by FDA into Class I or Class II upon the submission by the manufacturer of a de novo reclassification application. A clinical trial is almost always required to support a PMA application or de novo application, and in many cases is required for a 510(k) application. All clinical studies of investigational devices must be conducted in compliance with applicable FDA or Institutional Review Board, or IRB, regulations.
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
PMA Approval Pathway. The PMA approval pathway requires a demonstration of reasonable assurance of safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is costly, lengthy and uncertain.
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
De Novo Pathway. If no predicate can be identified, the product is automatically classified as Class III, requiring a PMA. However, the FDA can reclassify, or use “de novo classification” for, a device for which there was no predicate device if the device is low or moderate risk. A device company can ask the FDA at the outset if the de novo route is available for its particular product. When granting a de novo application the FDA will establish special controls that other applicants for the same device type must implement, which often includes labeling restrictions and data requirements. Subsequent applicants can rely upon the de novo product as a predicate for a 510(k) clearance. The de novo route is less burdensome than the PMA process; it is similar in many respects to a 510(k), but generally takes much longer for clearance than the 510(k) process, and almost always requires clinical data. The de novo route has been used for many in vitro diagnostic products.
Postmarket. After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off label” uses, registration and listing, the Medical Device Reporting, or MDR, regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act).
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
Research Use Only. Research Use Only, or RUO, products belong to a separate regulatory classification under a long-standing FDA regulation. In essence, RUO products are not regulated as medical devices and are therefore not subject to the regulatory requirements discussed above. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use. In November 2013, the FDA issued a final guidance on RUO products, which, among other things, reaffirmed that a company may not make any clinical or diagnostic claims about an RUO product. The FDA will also evaluate the totality of the evidence to determine if the product is intended for diagnostic purposes. If FDA were to determine, based on the totality of circumstances, that our products marketed for RUO are intended for diagnostic purposes, they would be considered medical devices that will require clearance or approval.
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
Laboratory Developed Tests. Laboratory Developed Tests, or LDTs, are developed, validated and used within a single lab. In the past, the FDA generally exercised its enforcement discretion for LDTs and did not require clearance or approval prior to marketing. On October 3, 2014, FDA issued two draft guidances that proposed to actively regulate LDTs using a risk-based approach, and would have required 510(k)s or PMAs for certain “moderate” or “high” risk devices. However, in late November 2016, FDA announced that it would not be finalizing the 2014 draft LDT Guidances. On January 13, 2017, FDA issued a discussion paper laying out key elements of a possible revised future LDT regulatory framework.  We do not expect any guidance document regulating LDTs will go into effect in the near future.
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
In September 2012, Prosigna was CE-marked for compliance with IVDD 98/79/EC for use in conjunction with a diagnostic version of our nCounter Analysis System in the EU to assess a breast cancer patient's risk of distant recurrence.
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
The decision of payors to cover and pay for a specific testing service is driven by many factors, including:

•	strong clinical and analytical validation data;

•	acceptance into major clinical guidelines, including the National Comprehensive Cancer Network, or NCCN, the American Society of Clinical Oncologists, or ASCO, and the St. Gallen Consensus guidelines;

•	health economic studies that may indicate that the test improves quality-adjusted survival and leads to reduced costs; and

•	decision impact studies that show the test leads to better treatment decisions.
We have generated dossiers for submission to payors in support of reimbursement for testing services based upon our initial diagnostic product, Prosigna. The dossiers typically contain data from studies supporting the analytical and clinical validity of Prosigna, as well as health economic analyses that examine whether the clinical information supplied by Prosigna changes medical practice in a way that leads to benefit for both the patients and the payors. In some cases, these health economic analyses may be supported by the results of clinical studies of Prosigna’s impact on adjuvant treatment decisions in early stage breast cancer called decision impact studies. We developed a clinical protocol for Prosigna decision impact studies in collaboration with two European cooperative groups, and based on this protocol we have completed three studies to date.
United States
In the United States, clinical laboratory revenue is derived from various third-party payors, including insurance companies, health maintenance organizations, or HMOs, and government healthcare programs, such as Medicare and Medicaid. Clinical laboratory testing services are paid through various methodologies when covered by third-party payors, such as prospective payment systems and fee schedules. For any new clinical test, payment for the clinical laboratory service requires a decision by the third-party payor to cover the particular test, the establishment of a reimbursement rate for the test and the identification of one or more Current Procedural Terminology, or CPT, codes that accurately describe the test.
The American Medical Association, or AMA, has issued a set of CPT codes for billing and reimbursement of complex genomic tests that are based on information from multiple analytes or genes. These new MAAA, or Multianalyte Assays with Algorithmic Analyses, codes are intended to capture tests such as Prosigna and are divided into two categories of unique codes. Category 1 MAAA codes are intended for tests that AMA’s CPT Editorial Panel has vetted and found to meet a certain set of criteria, such as demonstrated clinical validity and utility, as well as current national utilization thresholds. MAAA codes issued to complex genomic tests that have not met all Category 1 coding criteria are referred to as administrative MAAA codes. Assignment of either unique reimbursement code to a particular test may facilitate claims processing by payors; however, assignment of a unique reimbursement code alone does not guarantee favorable reimbursement decisions by payors. A genomic test with an assigned MAAA code must still be vetted and approved by individual payors for coverage and payment before reimbursement is achieved. Given the more stringent requirements for receipt of a Category 1 MAAA, including demonstrated clinical validity and utility and satisfaction of national utilization thresholds, we believe that certain payors may more readily render favorable reimbursement decisions for genomic tests with a Category 1 MAAA rather than an administrative MAAA.
In April 2014, we received an administrative MAAA code (0008M) for use in reimbursement of testing services based on Prosigna. Given the recent commercial launch of Prosigna in the United States, and the lack of utilization data, we expected the issuance of an administrative MAAA initially. In October 2016, we applied for and received a Category 1 MAAA code for Prosigna. The code will be published in the CPT code book in late August 2017, with an effective date of January 1, 2018.
The Centers for Medicare & Medicaid Services, or CMS, administers the Medicare and Medicaid programs, which provide health care to almost one in every three Americans. For any particular geographic region, Medicare claims are processed at the local level by Medicare Administrative Contractors, or MACs. New diagnostic tests typically follow one of three routes to coverage via CMS: National Coverage Determinations, or NCDs, Local Coverage Determinations, or LCDs, or simply payment of claims by a MAC. The NCD applies to Medicare beneficiaries living throughout the United States. Due to cost and CMS bandwidth limitations there are generally few NCDs. The LCD process applies to only beneficiaries in the coverage area of a single MAC, requiring multiple LCDs to cover the testing throughout the United States. Due to the cost of developing an LCD, contractors tend to develop a relatively small number and prefer to tacitly cover services by paying claims. There is also a subset of NCDs known as Coverage with Evidence Development, or CED, that allow a technology (service or procedure) to be covered while evidence of clinical utility is collected through a registry or a study to answer outstanding questions on outcomes. Some MACs have developed Coverage with Data Development, or CDD, policies for the same purpose, which are administered at the local level.
Over the past three years, we have pursued Medicare coverage for Prosigna by working with MACs to obtain favorable LCDs. In 2016, Prosigna achieved Medicare coverage in all 50 states through this process.
The Palmetto MolDX program has contracted with McKesson to create unique identifiers for lab tests. A McKesson Z-Code Identifier is a unique identifier associated with a specific advanced diagnostic test. Z-code identifiers are reported to the payor along with the appropriate CPT codes, which potentially improves the efficiencies in the reimbursement process. Z-code identifiers are currently only required by the MACs associated with the MolDX program, Palmetto, CGS, WPS, and Noridian. Laboratories under the MolDX program cannot submit claims for Prosigna until a Z-code identifier is available and a Medicare LCD has been published. A Z-code Identifier was issued for Prosigna in February 2014. For Medicare, the reimbursement rates for individual tests are established under the Clinical Laboratory Fee Schedule (local fee schedules for outpatient clinical laboratory services) or the Physician Fee Schedule, depending on the amount of physician work involved in the test. Molecular diagnostic tests, such as Prosigna, are paid under the Clinical Laboratory Fee Schedule.
With respect to private insurance coverage, we have made significant progress in obtaining third-party reimbursement for the use of tests that incorporate new technology, such as Prosigna. Over the past three years, we have pursued coverage with all of the large private payers to facilitate reimbursement of Prosigna testing. In 2016, coverage policies were adopted by Cigna and Aetna and, in early 2017, Humana adopted a positive coverage policy. Additionally, the Blue Cross and Blue Shield, or BCBS, Association Evidence Street recently published a positive assessment of Prosigna. Subsequently, we will work with individual BCBS entities that do not currently cover Prosigna to update their coverage policies based on this evaluation.
Outside the United States
In Europe, governments are primarily responsible for reimbursing diagnostic testing services. A relatively small portion of the market is made up of private payors and cash-pay patients. The primary barrier of adoption of a new in vitro diagnostic test is often reimbursement, and public reimbursement can take several years to achieve, depending on the country. Public reimbursement for genomic testing for breast cancer is available in Canada, Ireland, France, Greece, and the United Kingdom. Selected private coverage for testing is available in the United Kingdom, Germany, Spain, France, the UAE and Hungary. Reimbursement approval in some countries, such as Spain and Italy, is managed at the regional level. Israel is a market in which genomic testing for breast cancer is widely reimbursed by all four major Sick Funds, the third-party payors that cover a substantial majority of the population.
Our market access approach in Europe is similar to that in the United States and involves data driving clinical and economic publications to support guideline inclusion. Initially, we have targeted the private and cash pay market in Europe. In parallel, we are seeking to establish public reimbursement of Prosigna by national and regional governments in Europe.
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
Employees
As of December 31, 2016, we had 407 employees, of which 104 work in manufacturing, 126 in sales, marketing and business development, 107 in research and development, 21 in clinical, medical and regulatory affairs, and 49 in general and administrative. None of our U.S. employees are represented by a labor union or is the subject of a collective bargaining agreement. As of December 31, 2016, of our 407 employees, 372 were employed in the United States and 35 were employed outside the United States.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $47.1 million and $45.6 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $269.5 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. For example, in the fourth quarter of 2016, total revenue did not meet expectations which adversely affected our stock price. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.
If we do not achieve, sustain or successfully manage our anticipated growth, our business and growth prospects will be harmed.
We have experienced significant revenue growth in a short period of time. We may not achieve similar growth rates in future periods. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, development and commercialization of the Prosigna Breast Cancer Assay, or Prosigna, and other future diagnostic products worldwide are key elements of our growth strategy and have required us to hire and retain additional sales and marketing, medical, regulatory, manufacturing and quality assurance personnel. In addition, we intend to make further investments in sales and marketing personnel to enable our commercial organization to effectively manage the increased scale and complexity of our business. If we do not successfully generate demand for our products or manage our anticipated expenses accordingly, our operating results will be harmed.

Our future success is dependent upon our ability to expand our customer base and introduce new applications.
Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories that perform analyses using our nCounter Analysis Systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications, new instruments, and new diagnostic products. In light of our analysis of fourth quarter 2016 operating results and in an effort to enhance future results, we intend to add sales staff focused on consumable sales to existing customers, thus enabling existing sales representatives to increase focus on instrument sales. We expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Moreover, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining information that can help inform treatment decisions and that our nCounter Analysis Systems could enable an equivalent or superior approach that lessens reliance on centralized laboratories. Attracting new customers and introducing new applications requires substantial time and expense. Any failure to expand our existing customer base, or launch new applications, would adversely affect our ability to improve our operating results.
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
In the near term, we expect that a large portion of our revenue will be derived from sales of our nCounter Analysis Systems to academic and government research laboratories and biopharmaceutical companies worldwide for research and development applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•	changes in government programs (such as the National Institutes of Health) that provide funding to research institutions and companies;

•	macroeconomic conditions and the political climate;

•	changes in the regulatory environment;

•	differences in budgetary cycles;

•	competitor product offerings or pricing;

•	market-driven pressures to consolidate operations and reduce costs; and

•	market acceptance of relatively new technologies, such as ours.
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
Our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis. These factors also make it difficult to forecast revenue on a quarterly basis. For example, in the fourth quarter of 2016, our actual revenues were lower than our forecasts for many reasons that we did not predict, including reduced funding availability for certain of our potential customers and extended timelines for finalizing purchase decisions by potential customers. Furthermore, from time-to-time, we may lease instruments or place instruments under reagent rental agreements, wherein a customer does not purchase an instrument upfront but instead pays a rental fee associated with each purchase of reagents. An increase in instruments placed under these lease or reagent rental agreements may reduce the number of instruments we would otherwise sell in any period. In addition, any failure to meet customer expectations could result in customers choosing to continue to use their existing systems or to purchase systems other than ours.

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
Under standard clinical practice, tumor biopsies removed from patients are preserved and stored in formalin-fixed paraffin embedded, or FFPE, format. We rely on our ability to secure access to these archived FFPE tumor biopsy samples, as well as information pertaining to the clinical outcomes of the patients from which they were derived for our clinical development activities. Others compete with us for access to these samples. Additionally, the process of negotiating access to archived samples is lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. In January 2017, the Department of Health and Human Services finalized new rules, which become effective as of January 19, 2018, expanding the language to be included in informed consent forms related to the collection of identifiable private information or identifiable biospecimens. If this new requirement, or other factors arising in the future, impact our ability to negotiate access to archived tumor tissue samples with hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics on a timely basis or on commercially reasonable terms, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.
The life sciences research and diagnostic markets are highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition in the life sciences research and diagnostic markets. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research and diagnostic markets are Agilent Technologies, Becton-Dickinson, Bio-Rad, Bio-Techne, Fluidigm, HTG Molecular Diagnostics, Illumina, Luminex, Merck Millipore, O-Link, Perkin Elmer, Qiagen, Roche Applied Science, Thermo Fisher Scientific, and WaferGen Biosystems. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market.
We also compete with commercial diagnostic laboratory companies. We believe our principal competitor in the breast cancer diagnostics market is Genomic Health, which provides gene expression analysis at its central laboratory in Redwood City, California and currently commands a substantial majority of the market. We also face competition from companies such as Agendia, bioTheranostics, and NeoGenomics, which also offer services by means of centralized laboratories that profile gene or protein expression in breast cancer. In Europe, we also face regional competition from Myriad Genetics, which recently acquired Sividon Diagnostics and its product EndoPredict, a distributed test for breast cancer recurrence. Myriad Genetics has announced its intent to begin selling EndoPredict in the United States after obtaining any necessary regulatory approvals.
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
Commercialization of Prosigna in Europe, the United States and the other jurisdictions in which we intend to pursue regulatory approval or clearance is a key element of our strategy. Currently, most oncologists seeking sophisticated gene expression analysis for diagnosing and profiling breast cancer in their patients ship tissue samples to a limited number of centralized laboratories typically located in the United States. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to pay for, Prosigna if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians and patients that Prosigna provides equivalent or better prognostic information than those centralized laboratories. In addition, our diagnostic tests are performed by pathologists in local laboratories, rather than by a vendor in a remote centralized laboratory, which requires us to educate pathologists regarding the benefits of this business model and oncologists regarding the reliability and consistency of results generated locally. Also, we intend to offer Prosigna in other countries outside of the United States, where genomic testing for breast cancer is not widely available and the market for such tests is new. The future growth of the market for genomic breast cancer testing will depend on physicians’ acceptance of such testing and the availability of reimbursement for such tests.
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
The development of new products typically requires new scientific discoveries or advancements and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. For example, in 2016, a portion of the fluidic cartridges used in our nCounter SPRINT systems experienced leakage and we worked with our supplier to determine the root cause of the leakage and institute corrective actions at the supplier’s production facility. If we do not achieve the required technical specifications or successfully manage new product development processes, or if development work is not performed according to schedule, then such new technologies or products may be adversely impacted and our business and operating results may be harmed.
Additionally, we must carefully manage the introduction of new products. If customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. In July 2015 we commercially launched a new version of our nCounter Analysis System, the nCounter SPRINT Profiler, that is smaller and less expensive than the previous version. If customers conclude that such new products offer better value as compared to our existing products, we may suffer from reduced sales of our existing products and our overall revenue may decline. We may also have excess or obsolete inventory of older products as we transition to new products and our experience in managing product transitions is limited. If we do not effectively manage the transitions to new product offerings, our revenue, results of operations and business will be adversely affected.

New market opportunities may not develop as quickly as we expect, limiting our ability to successfully market and sell our products.
The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in September 2015, we launched our first 3D Biology application, a new product that allows users to simultaneously measure gene and protein expression from a single sample. In 2016, we launched additional 3D Biology panels, including our first for the measurement of DNA mutations. The future growth of the market for these new products depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods of genomic analysis. Also, in 2015, we commercially launched a new version of our nCounter Analysis system for research, the nCounter SPRINT Profiler. If the markets for our new products do not develop as we expect, our business may be adversely affected. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed.
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
In addition, the introduction of new products may require the development of new manufacturing processes and procedures. For example, our new 3D Biology applications for the simultaneous measurement of gene and protein expression involve a new process for attaching antibodies to our molecular barcodes. Additionally, we recently launched our first panel for the measurement of DNA mutations. While all of our CodeSets are produced using the same basic processes, significant variations may be required to meet new product specifications. Developing new processes can be very time consuming, and any unexpected difficulty in doing so could delay the introduction of a product.
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
For 2016 and 2015, approximately 30% and 34%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will increasingly be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. Similarly, a strong U.S. dollar relative to the local currencies of our international customers can potentially reduce demand for our products, which may compound the adverse effect of foreign exchange translation on our revenue. If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and prospects will suffer.
Significant U.K. or European developments stemming from the U.K.’s referendum on membership in the European Union could have a material adverse effect on us.
In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this prospectus.
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
As of December 31, 2016, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $204.9 million, which expire in various years beginning in 2025, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOL and credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
Our products may contain undetected errors or defects when first introduced or as new versions are released. Disruptions or other performance problems with our products may damage our customers’ businesses, harm our reputation and result in reduced revenues. If that occurs, we may also incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty and liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could adversely impact our business and operating results.
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
If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.
We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches-whether by employees or others-which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other negative consequences because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
Risks Related to Government Regulation and Diagnostic Product Reimbursement
Our “research use only” products for the research market could become subject to regulation as medical devices by the FDA or other regulatory agencies in the future which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.
In the United States, most of our products are currently labeled and sold for research use only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for diagnostic use, and the products do not include clinical or diagnostic claims, or directions to use as diagnostic products, they are not subject to regulation by the Food and Drug Administration, or FDA, as medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post- market controls for medical devices. Pursuant to FDA guidance on RUO products, a company may not make clinical or diagnostic claims about an RUO product or provide clinical directions or clinical support services to customers for RUO products. If the FDA were to modify its approach to regulating products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
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
Successful commercialization of our diagnostic products depends, in large part, on the availability of adequate reimbursement for testing services that our diagnostic products enable from government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party reimbursement for the use of tests that incorporate new technology. For example, after the FDA clearance of Prosigna in September 2013, it took over two years to achieve broad Medicare reimbursement of Prosigna testing.
If we are unable to obtain positive policy decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our products would be compromised and our revenue would be significantly limited. Even if we do obtain reimbursement for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology, and indirectly, demand for diagnostic products. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services, which may include decreased coverage or reduced reimbursement. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, and are subject to change at any time. Most recently the Protecting Access to Medicare Act (PAMA) of 2014 revises the Medicare Clinical Laboratory Fee Schedule (CLFS) to base prices on commercial payer rates that are reported to the Centers for Medicare and Medicaid Services (CMS). In June 2016, CMS released the final Clinical Diagnostic Tests Laboratory Payment System regulations, in response to PAMA. The statute applies different reporting and payment requirements to Advanced Diagnostic Laboratory Tests (ADLTs) and to Clinical Diagnostic Laboratory Tests (CDLTs).  Under the definitions in the proposed rules, Prosigna would be defined as a CDLT and would be repriced every three years based on a weighted median of commercial payments submitted by labs. As a result, if commercial payment amounts decline, there is a risk that Medicare prices will fall as well, though PAMA limits these reductions to no more than 10% less than the prior year during calendar years 2018-2020 and no more than 15% less during years 2021-2023. Reductions in the reimbursement rate of third-party payors have also occurred and may occur in the future. Reductions in the prices at which testing services based on our technology are reimbursed could have a negative impact on our revenue.
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
In February 2014, we launched nCounter Elements reagents, a new digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes. nCounter Elements reagents may be used by laboratories in conjunction with appropriate analyte-specific reagents and general purpose reagents to create diagnostic tests or test systems.
A clinical laboratory can use nCounter Elements reagents to create what is called a Laboratory Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests.  Historically, LDTs generally have not been subject to FDA regulations. In October 2014, the FDA issued draft guidance documents proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could decrease demand for our nCounter Elements reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. While FDA announced in November 2016 that it did not intend to seek finalization of the draft LDT guidances, there have been proposals that Congress enact legislation that could result in FDA regulation of some LDTs. If legislation were enacted, it could adversely affect demand for our nCounter Elements reagents.
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
We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, and we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in the European Union. We do not have regulatory clearance or approval to market in any additional markets, other than Israel, Canada, Turkey, New Zealand, Hong Kong, Australia, Thailand, and Argentina, or to promote Prosigna in the United States for additional indications. Other than with respect to Prosigna in such jurisdictions, we are limited to marketing our products for research use only, which means that we cannot make diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions and, potentially, for other indications. In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining regulatory authorizations needed to use the companion diagnostic tests in clinical trials as well as the regulatory approvals to sell the companion diagnostic tests following completion of such trials. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of such approvals.
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
Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies, we are required to obtain either prior 510(k) clearance or prior pre-market application approval, or PMA approval, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. We may pursue additional intended uses for Prosigna that require a PMA approval, which is a more burdensome regulatory process than the 510(k) clearance process. In addition, we are currently collaborating with Celgene, Merck and Medivation and Astellas on companion diagnostics. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), the Agency expects that companion diagnostics usually will require a PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, i.e., diagnostics that do not meet the definition of an IVD companion diagnostic but are nonetheless beneficial for therapeutic product development or clinical decision making. If we developed a diagnostic device that was cleared or approved apart from a therapeutic product, rather than as a companion diagnostic, this may result in potentially reduced revenue for the test as the test would not be necessary for prescribing of the drug.
Any 510(k) clearance or PMA approval we obtain for any future product would place substantial restrictions on how our device is marketed or sold. The FDA will continue to place considerable restrictions on our products, including, but not limited to, the obligation to comply with the Quality System Regulation, or QSR, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years from submission, and generally requires detailed and comprehensive scientific and clinical data, as well as compliance with FDA regulations. In addition, we have limited experience in obtaining PMA approval from the FDA and are therefore supplementing our operational capabilities to manage the more complex processes needed to obtain and maintain PMAs. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.
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
We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including additional indications for Prosigna. Accordingly, we expect to rely on third parties, such as medical institutions, clinical investigators, consultants, and collaborators to conduct such studies. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to ensure compliance with various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.

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
Certain of our products are regulated as medical devices, including Prosigna, the nCounter Dx Analysis System and nCounter Elements reagents. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review. These include routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. It is expected that in mid-2017 the European Union will adopt the IVD Directive Regulation, currently being finalized, which would increase the regulatory requirements applicable to some in vitro diagnostics in the EU and would require that we re-classify and obtain pre-approval for our existing CE-marked IVD products within a 5-year grace period. We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. For example, following discussions with the FDA regarding the appropriate classification for our nCounter Elements TagSets as General Purpose Reagents, we submitted a de novo application to the FDA requesting classification of nCounter Elements TagSets as a Class I medical device. The promotional claims we can make for Prosigna are limited to the cleared (or equivalent) indication. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the U.S. and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.
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
We cannot predict whether future healthcare initiatives, including potential repeal of the ACA in whole or in part by Congress following the election of President Trump, will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. Changes in the United States healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.
Risks Related to Intellectual Property
If we are unable to protect our intellectual property effectively, our business would be harmed.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2016, we owned or licensed 15 issued U.S. patents and approximately 45 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 197 pending and granted counterpart applications worldwide, including 73 country-specific validations of seven European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
In particular, the patent positions of companies engaged in development and commercialization of genomic diagnostic tests, like Prosigna, are particularly uncertain. Various courts, including the U.S. Supreme Court, have recently rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to genomic diagnostics. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014 the USPTO published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non‑statutory, patent ineligible subject matter. We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the genomic diagnostic space, and any such changes could have a negative impact on our business.
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
Holders of approximately 3.4 million shares (including shares underlying outstanding warrants), or approximately 16%, of our outstanding shares as of December 31, 2016, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.
In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such future issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
Our officers and directors, and their respective affiliates, own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
Our executive officers and directors together with their respective affiliates, own approximately 19% of our outstanding common stock as of December 31, 2016. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently have three long-term operating lease agreements for 104,538 square feet of space used for general office, laboratory, manufacturing, operations, and research and development purposes in Seattle, Washington. The long-term operating leases expire in 2026 and include options to renew at the then fair market rental for each of the facilities. The lease agreements contain rent abatement periods, scheduled rent increases and provide for tenant improvement allowances. In addition, we have two office leases outside of Seattle, Washington, totaling 2,202 square footage, with terms of two years or less.
Our landlords hold security deposits of approximately $314,000. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.
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

Year ended December 31, 2016	High	Low
First quarter	$17.51	$11.89
Second quarter	$16.46	$12.28
Third quarter	$19.98	$12.78
Fourth quarter	$23.27	$18.39
Year ended December 31, 2015
First quarter	$14.74	$9.95
Second quarter	$16.40	$10.21
Third quarter	$19.81	$13.16
Fourth quarter	$16.23	$12.94
Holders
As of March 6, 2017, there were approximately 26 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2016. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	1,123,660	$3.28	—
2013 Equity Incentive Plan	3,761,883	14.08	353,766
2013 Employee Stock Purchase Plan	—	N.A.	193,507
Equity compensation plans not approved by security holders:	—	N.A.	—
Total	4,885,543	N.A.	547,273
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
Recent Sales of Unregistered Securities
In May 2016, we issued an aggregate of 41,994 shares of our common stock to certain warrant holders upon the exercise of outstanding warrants at a price of $8.45 per share to purchase an aggregate of 89,296 shares of our common stock pursuant to a net exercise mechanism under the warrants. In October 2016, we issued 60,915 shares of our common stock to certain warrant holders upon the exercise of outstanding warrants at a price of $8.45 per share to purchase an aggregate of 103,404 shares of our common stock pursuant to a net exercise mechanism under the warrants. In December 2016, we issued 29,848 shares of our common stock to certain warrant holders upon the exercise of outstanding warrants at a price of $8.45 per share to purchase an aggregate of 47,348 shares of our common stock pursuant to a net exercise mechanism under the warrants. These issuances were exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(9) thereof as an exchange with existing security holders where no commission or other remuneration is paid or given for soliciting such exchange.

Item 6. Selected Financial Data
The following selected financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2016, 2015 and 2014 and Consolidated Balance Sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2013 and 2012 and Consolidated Balance Sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Consolidated Statements of Operations:
Revenue	$86,489	$62,667	$47,593	$31,403	$22,973
Costs and expenses:
Cost of revenue	30,245	26,126	21,149	15,009	12,361
Research and development	34,720	24,597	21,404	14,979	11,635
Selling, general and administrative	62,700	53,186	51,063	29,912	15,486
Total costs and expenses	127,665	103,909	93,616	59,900	39,482
Loss from operations	(41,176)	(41,242)	(46,023)	(28,497)	(16,509)
Other income (expense):
Interest income	390	233	272	68	21
Interest expense	(5,672)	(4,017)	(4,140)	(1,942)	(804)
Other income (expense)	(515)	(389)	(147)	(66)	(29)
Revaluation of preferred stock warrant liability	—	—	—	1,156	(387)
Total other income (expense)	(5,797)	(4,173)	(4,015)	(784)	(1,199)
Net loss before provision for income taxes	(46,973)	(45,415)	(50,038)	(29,281)	(17,708)
Provision for income taxes	(116)	(166)	—	—	—
Net loss	$(47,089)	$(45,581)	$(50,038)	$(29,281)	$(17,708)
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	(4,653)	(7,533)
Net loss attributable to common stockholders	$(47,089)	$(45,581)	$(50,038)	$(33,934)	$(25,241)
Net loss per share—basic and diluted	$(2.34)	$(2.40)	$(2.80)	$(4.44)	$(71.10)
Weighted-average shares used in computing basic and diluted net loss per share	20,116	19,027	17,839	7,643	355

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$74,036	$49,044	$72,225	$42,656	$21,692
Working capital	77,402	61,882	76,411	42,106(1)	19,937(1)
Total assets	126,373	92,869	102,068	64,372(1)	37,406(1)
Total long-term debt and lease financing obligations, net of unamortized debt issue costs (includes current portion)	47,424	41,226	30,246	18,293(1)	12,759(1)
Mandatorily redeemable convertible preferred stock	—	—	—	—	103,622
Total stockholders’ equity (deficit)	$12,305	$20,215	$44,813	$31,469	$(93,760)

(1)Amounts have not been retrospectively modified to reflect the adoption of Accounting Standard Update No. 2015-03. Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.

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
Overview
We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of December 31, 2016, we have an installed base of approximately 480 systems, which our customers have used to publish over 1,450 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we are collaborating with several biopharmaceutical companies to develop companion diagnostics, in vitro diagnostic tests to be used to identify which patients are most likely to respond to a particular drug therapy.
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
We use third-party contract manufacturers to produce the instruments comprising the nCounter Analysis System. We manufacture consumables at our Seattle, Washington facility. This operating model is designed to be capital efficient and to scale efficiently as our product volumes grow. We focus a substantial portion of our resources on developing new technologies, products and solutions. We invested $34.7 million, $24.6 million and $21.4 million in 2016, 2015 and 2014, respectively, in research and development and intend to continue to make significant investments in research and development.

In March 2014, we entered into a collaboration agreement with Celgene Corporation, or Celgene, pursuant to which we are working collaboratively with Celgene to develop, seek regulatory approval for, and commercialize a companion diagnostic assay for use in screening patients with Diffuse Large B-Cell Lymphoma. For additional information regarding the development collaboration agreement, see the section of this report captioned “Business—Collaborations—Celgene Corporation”.
In May 2015, we entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. For additional information regarding the development collaboration agreement, see the section of this report captioned “Business—Collaborations—Merck & Co., Inc.”.
In January 2016, we entered into a collaboration with Medivation, Inc. and Astellas Pharma Inc. to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. Under the terms of the collaboration agreement, we will modify our PAM50-based Prosigna Breast Cancer Assay for potential use as a companion diagnostic test for XTANDI (enzalutamide) for triple negative breast cancer. For additional information regarding the development collaboration agreement, see the section of this report captioned “Business—Collaborations—Medivation, Inc. and Astellas Pharma, Inc.”.
Our total revenue increased to $86.5 million in 2016 from $62.7 million in 2015 and $47.6 million in 2014, which was driven primarily by the sale of additional nCounter Analysis Systems and consumables for use on our growing installed base of instruments, as well as revenue under our collaborations. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, as we have expanded our European direct sales force and entered into agreements with distributors of our products in Europe, the Middle East, Asia Pacific and South America, the amount of revenue generated outside of North America has generally increased, although there have been significant quarter-to-quarter fluctuations. We have never been profitable and had net losses of $47.1 million, $45.6 million, and $50.0 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, our accumulated deficit was $269.5 million.
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
Product Revenue
Our products consist of our nCounter Analysis System and related consumables, including Prosigna in vitro diagnostic kits. Our nCounter MAX Analysis System typically consists of one nCounter Digital Analyzer and one nCounter Prep Station, having a U.S. list price of $235,000. The U.S. list price of the similarly configured nCounter Dx Analysis System is $265,000, or $285,000 if fully enabled to run Prosigna. Our newly developed nCounter SPRINT Profiler has a reduced footprint and combines the function of the prep station with the digital analyzer in a single instrument. It has a U.S. list price of $149,000. Outside the United States, depending on the country, the list price is generally higher. Systems are sold to distributors at a discount to list price. Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis System and purchase related consumables, potentially including Prosigna kits.
For our research customers, related consumables include (1) custom CodeSets, which we manufacture to the specific requirements of an individual researcher, (2) panels, which are standard pre-manufactured CodeSets, (3) nCounter Elements reagents, and (4) Master Kits, cartridges and reagents, which are ancillary reagents, cartridges, tips and reagent plates required to setup and process samples in our instruments. For our clinical laboratory customers, related consumables include Prosigna in vitro diagnostic kits and nCounter Elements reagents. We sell our nCounter Dx Analysis Systems to clinical laboratory customers or offer to lease them under “reagent rental” arrangements where an instrument is placed at a customer location at minimal direct cost and the customer commits to purchase a minimum volume of consumable products over a period of time. To date, the majority of our clinical laboratory customers have elected to purchase instruments. Since 2010, our average consumables revenue per installed system has exceeded $100,000 per year.
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
Collaboration Revenue
Collaboration revenue is primarily derived from our collaborations with Celgene, Merck, and Medivation and Astellas. As of December 31, 2016, we have received a total of $61.0 million from these collaboration agreements, of which $16.7 million, $5.9 million, and $2.9 million have been recorded as collaboration revenue in 2016, 2015, and 2014, respectively, with the remainder recorded as deferred revenue, which will be recognized as collaboration revenue over our remaining development performance period for each of the agreements. Collaboration revenue also includes revenue recognized under several smaller collaborations.
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
The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborators. Americas consists of the United States, Canada, Mexico and South America; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia, and Australia.

	Year Ended December 31,
	2016		2015		2014
	(Dollars in thousands)
Americas	$60,330	70%	$41,265	66%	$32,244	68%
Europe & Middle East	18,497	21%	14,807	24%	9,174	19%
Asia Pacific	7,662	9%	6,595	10%	6,175	13%
Total revenue	$86,489	100%	$62,667	100%	$47,593	100%
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

The average unit costs of our instruments has declined in the current year as compared to prior years primarily as a result of introducing our lower-cost nCounter SPRINT Profiler in July 2015. We expect the average unit costs of our instruments to continue to decline as we expand our market opportunity among smaller research laboratories and sell a higher proportion of SPRINT systems. We expect the unit costs of consumable products to decline as a result of our ongoing efforts to improve our manufacturing processes and expected increases in production volume and yields. Although the unit costs of our custom CodeSets vary, they are generally higher as a percentage of the related revenue than our panels, in vitro diagnostic kits and nCounter Elements reagents, all of which can be manufactured at much larger scale than most custom CodeSets.
Operating Expenses
Research and Development
Research and development expenses consist primarily of salaries and benefits, occupancy, laboratory supplies, engineering services, consulting fees, costs associated with licensing molecular diagnostics rights and clinical study expenses (including the cost of nCounter systems used in collaborations) to support the regulatory approval or clearance of diagnostic products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products and applications. We believe that our continued investment in research and development is essential to our long-term competitive position and expect these expenses to increase in future periods.
Given the relatively small size of our research and development staff and the limited number of active projects at any given time, we have found that, to date, it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, other than for collaborations and certain major technology development projects, we do not require employees to report their time by project nor do we allocate our research and development costs to individual projects. Research and development expense by functional area was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Core nCounter platform technology	$10,312	$6,749	$6,975
Manufacturing process development	2,582	1,802	2,124
Life sciences research products and applications	6,298	4,982	3,834
Diagnostic product development	6,648	3,727	3,292
Clinical, regulatory and medical affairs	5,111	4,939	3,740
Facility allocation	3,769	2,398	1,439
Total research and development expense	$34,720	$24,597	$21,404
Our Prosigna clinical studies have generally employed a retrospective / prospective design, which means that we use samples that were previously collected from patients and for which the treatment regimen and ultimate patient outcome is known. Such studies are capital efficient as they do not require recruiting new patients and they can be completed much more quickly than typical prospective clinical trials. We intend to use a similar approach whenever possible for additional Prosigna clinical studies, however the clinical studies for companion diagnostic products are prospective in nature, and while the costs of these studies are being funded by our collaborators, they will generally require several years to complete.
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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expenses to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. In 2017, we intend to add staff focused on sales of consumables to our existing instrument base. We believe this investment will enable our existing sales representatives to focus on instrument sales and help drive the growth of our installed instrument base. Legal, accounting and compliance costs have also increased as a result of our being a public company, and we expect them to continue to increase as our business grows.
Factors Affecting Our Performance
Instrument Installed Base
Our future financial performance will be driven in large part by the rate of sales of our nCounter Analysis Systems. In July 2015, we introduced our new generation of the nCounter Analysis System, the nCounter SPRINT Profiler, which has increased our addressable market substantially by making the technology more appealing to individual researchers. The new system is a single instrument with a reduced footprint that combines the prep station and the digital analyzer and is offered at a more affordable price.
We plan to grow our system sales in the coming years through other strategies, including expanding our sales channel in both direct and distributor territories and continuing to enhance the underlying technology and applications for both research and clinical diagnostics use. As part of this strategy, we added incremental sales territories and augmented our field sales team with greater inside sales support in 2016. Similarly, as of December 31, 2016, we have contracted with a total of 24 distributors. As our installed base of instruments grows, we solicit feedback from our customers and focus our research and development efforts on enabling the nCounter Analysis System for additional applications, which in turn helps to drive additional sales of our instruments and consumables.
Our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis. For example, in the fourth quarter of 2016, total revenue did not meet our expectations due in part to reduced funding availability for certain of our potential customers and extended timelines for finalizing purchase decisions by potential customers.
As of December 31, 2016 we had an installed base of approximately 480 nCounter Analysis Systems, which we count based on the number of nCounter SPRINT Profilers and nCounter Digital Analyzers sold, given that a system may couple one analyzer with multiple nCounter Prep Stations. Management focuses on instrument unit sales as a primary indicator of current business success and a leading indicator of likely future sales of consumables.
Recurring Consumables Revenue
Our instruments are designed to be used only with our consumables. This closed system model generates recurring revenue from each instrument we sell. Management focuses on recurring consumable revenue per system as an indicator of the continuing value generated by each system. We calculate recurring consumables revenue per system (also known as pull-through) quarterly by dividing consumables and in vitro diagnostic kits revenue recognized in a particular quarter (other than consumables revenue related to proof-of-principle studies) by the total number of nCounter Analysis Systems installed as of the last day in the immediately preceding quarter. Historically, a large majority of our systems and related consumables have been sold to research customers. Since 2010, our average consumables revenue per system has exceeded $100,000 per year.
As the installed base of the nCounter Analysis Systems expands, consumables revenue is expected to increase and over time should continue to be an increasingly important contributor to our total revenue. Additionally, we expect Prosigna in vitro diagnostic kit revenue to contribute an increasing amount of recurring revenue as we install more diagnostic systems, Prosigna is included in important breast cancer treatment guidelines and reimbursement by third-party payors becomes more broadly available. Furthermore, we intend to launch entirely new applications, such as our Vantage 3D assays, which enable researchers to measure gene expression, protein expression and DNA mutations in a single experiment. The introduction of new applications has the potential to further increase our consumables revenue stream. Over time, we believe that consumables revenue should be subject to less period-to-period fluctuation than our instrument sales revenue.
Revenue Mix and Gross Margin
Our product revenue is derived from sales of nCounter Analysis System instruments and related consumables, including Prosigna in vitro diagnostic kits. Generally, our consumables have higher gross margins than our instruments. There will be fluctuations in mix between instruments and consumables from period to period. For 2015 and 2016, we experienced an increase in gross margin on product and service revenues, primarily due to a favorable mix of consumable products and other factors, including improved margins on consumable revenues and service revenue as a result of increasing scale. Although future results may vary period to period, over time, as our installed base of systems grows, consumables should continue to constitute a larger percentage of total product revenue, which would tend to increase our gross margins. In addition, both the average selling price and manufacturing cost of our instruments is decreasing with the introduction of the nCounter SPRINT Profiler and this trend may continue with future generations of our nCounter Analysis System. For example, although we sold approximately 40% more systems in 2016 compared to 2015, our instrument revenue only increased 16%. This was largely due to substantially increased sales of the lower priced SPRINT systems in 2016. Future instrument selling prices and gross margins may fluctuate as we introduce new products and reduce our product costs and from variability in the timing of new product introductions.
We derive service revenue from extended service contracts, which are purchased by a majority of our customers. Additionally, we selectively provide proof-of-principle studies in connection with prospective sales to customers to demonstrate the performance of our nCounter Analysis System. Collaboration revenue is a relatively new source of revenue primarily from our diagnostic collaborations with Celgene, Merck, and Medivation and Astellas, which is expected to increase over time if we are successful in entering into other similar collaborations.
The following table reflects the breakdown of revenue in absolute dollars and as percentage of total revenue.

	Year Ended December 31,
	2016		2015		2014
	(Dollars in thousands)
Product revenue:
Instruments	$24,229	28%	$20,974	33%	$18,078	38%
Consumables	37,545	43%	30,597	49%	23,819	50%
In vitro diagnostic kits	4,168	5%	2,457	4%	668	1%
Total product revenue	65,942	76%	54,028	86%	42,565	89%
Service revenue	3,192	4%	2,611	4%	1,932	4%
Total product and service revenue	69,134	80%	56,639	90%	44,497	93%
Collaboration revenue	17,355	20%	6,028	10%	3,096	7%
Total revenue	$86,489	100%	$62,667	100%	$47,593	100%
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
We believe that there is significant potential to enter into more companion diagnostic collaborations of a similar nature to our collaborations with Celgene, Merck, and Medivation and Astellas. Such collaborations are attractive in that they can provide upfront technology access fees, near-term funding of development costs, potential milestone revenues and potential additions to the menu of tests that we can market and sell for use on the nCounter Dx Analysis System.
We believe we are well positioned as a desirable development partner to drug developers due to a number of factors, including unique technological capabilities in multiplexed gene expression analysis; prior FDA clearance of our instrument system for use with Prosigna; an expanding installed base of systems in clinical laboratories; and established clinical and regulatory capabilities.

Results of Operations
Comparison of Years Ended December 31, 2016 and 2015
Revenue

	Year Ended December 31,		Change
	2016	2015	Dollars	Percentage
	(Dollars in thousands)
Product revenue:
Instruments	$24,229	$20,974	$3,255	16%
Consumables	37,545	30,597	6,948	23%
In vitro diagnostic kits	4,168	2,457	1,711	70%
Total product revenue	65,942	54,028	11,914	22%
Service revenue	3,192	2,611	581	22%
Total product and service revenue	69,134	56,639	12,495	22%
Collaboration revenue	17,355	6,028	11,327	188%
Total revenue	$86,489	$62,667	$23,822	38%
Instruments revenue increased for the year ended December 31, 2016 due to the increased volume of instruments sold. We sold approximately 140 instrument systems in 2016, of which approximately 60 were nCounter SPRINT Profilers. Although we sold approximately 40% more systems in 2016 compared to 2015, our instrument revenue only increased 16%. This was largely due to substantially increased sales of the lower priced SPRINT systems in 2016. The increase in consumables revenue was primarily driven by growth in our installed base of instrument systems as the average amount of consumables revenue was over $100,000 per installed system in 2016 and 2015. In vitro diagnostic kit revenue represents sales of Prosigna assays, which increased as more testing providers came online, and testing volumes increased. The increase in service revenue was primarily related to an increase in the number of instruments covered by service contracts. Collaboration revenue increased $9.8 million in 2016 due to our new collaboration agreements with Merck and Medivation and Astellas.
Cost of Product and Service Revenue; Gross Profit; and Gross Margin

	Year Ended December 31,		Change
	2016	2015	Dollars	Percentage
	(Dollars in thousands)
Cost of product and service revenue	$30,245	$26,126	$4,119	16%
Product and service gross profit	$38,889	$30,513	$8,376	27%
Product and service gross margin	56%	54%
The increase in cost of product and service revenue for the year ended December 31, 2016 was related to the increased volume of instruments, consumables, in vitro diagnostic kits and services sold. The increase in gross margin on product and service revenues was primarily due to improved gross margin on consumable revenue resulting from efficiencies of scale and a favorable mix of consumable products sold during the year. In addition, gross margin benefited from a reduced technology royalty rate across all products for a portion of the year due to the achievement of a cumulative revenue milestone under the license of our foundational nCounter patents. Costs related to collaboration revenue are included in research and development expense.
Research and Development Expense

	Year Ended December 31,		Change
	2016	2015	Dollars	Percentage
	(Dollars in thousands)
Research and development expense	$34,720	$24,597	$10,123	41%
The increase in research and development expense in 2016 reflected a $5.5 million increase in personnel-related expenses and a $3.3 million increase in supply costs to primarily support the advancement of our diagnostic and product development activities, including activities to support our collaboration agreements. In addition, facility costs increased $1.4 million due to expansion of our leased space for research and development activities. These increases were partially offset by decreases of $0.6 million in costs related to clinical trials.

Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2016	2015	Dollars	Percentage
	(Dollars in thousands)
Selling, general and administrative expense	$62,700	$53,186	$9,514	18%
The increase in selling, general and administration expense in 2016 were primarily attributable to a $5.4 million increase in staffing and personnel-related costs to support sales and marketing and administration; increased legal and other professional fees of $1.8 million; increased sales and marketing costs of $1.3 million related to promotional events and other external activities; and increased state and local gross receipts-based taxes of $0.7 million, primarily related to amounts received under our collaboration agreements.
Other Income (Expense)

	Year Ended December 31,		Change
	2016	2015	Dollars	Percentage
	(Dollars in thousands)
Interest income	$390	$233	$157	67%
Interest expense	(5,672)	(4,017)	(1,655)	41%
Other expense	(515)	(389)	(126)	32%
Total other income (expense)	$(5,797)	$(4,173)	$(1,624)	39%
The increased interest expense for the year ended December 31, 2016 was due to an increase in borrowing in 2016. Long-term debt and lease financing obligations outstanding increased to $47.4 million as of December 31, 2016 as compared to $41.2 million as of December 31, 2015. The average balance of long-term debt and lease financing obligations outstanding was $44.9 million in 2016 compared to $31.4 million in 2015.
Comparison of Years Ended December 31, 2015 and 2014
Revenue

	Year Ended December 31,		Change
	2015	2014	Dollars	Percentage
	(Dollars in thousands)
Product revenue:
Instruments	$20,974	$18,078	$2,896	16%
Consumables	30,597	23,819	6,778	28%
In vitro diagnostic kits	2,457	668	1,789	268%
Total product revenue	54,028	42,565	11,463	27%
Service revenue	2,611	1,932	679	35%
Total product and service revenue	56,639	44,497	12,142	27%
Collaboration revenue	6,028	3,096	2,932	95%
Total revenue	$62,667	$47,593	$15,074	32%
Instruments, consumables and service revenue increased significantly for the year ended December 31, 2015 due to the increased volume of instruments sold. The total growth in the annual installed base in 2015 was 34%. The increase in consumables revenue was primarily driven by growth in our installed base of instrument systems as the average amount of consumable revenue sold was over $100,000 per installed system in 2015 and 2014. In vitro diagnostic kit revenue represents sales of Prosigna assays, which increased as more providers came online, and testing volumes increased. The increase in service revenue was primarily related to an increase in the number of instruments covered by service contracts. Collaboration revenue increased largely due to the collaboration with Merck, which was initiated in May 2015.

Cost of Product and Service Revenue; Gross Profit; and Gross Margin

	Year Ended December 31,		Change
	2015	2014	Dollars	Percentage
	(Dollars in thousands)
Cost of product and service revenue	$26,126	$21,149	$4,977	24%
Product and service gross profit	$30,513	$23,348	$7,165	31%
Product and service gross margin	54%	52%
The increase in cost of product and service revenue for the year ended December 31, 2015 was related to the increased volume of instruments, consumables, in vitro diagnostic kits and services sold. The increase in gross margin on product and service revenues was primarily due to a product mix shift towards consumables and other factors, including improved margins on consumable revenues and service revenue as a result of increasing scale.
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
Other Income (Expense)

	Year Ended December 31,		Change
	2015	2014	Dollars	Percentage
	(Dollars in thousands)
Interest income	$233	$272	$(39)	(14)%
Interest expense	(4,017)	(4,140)	123	(3)%
Other expense	(389)	(147)	(242)	165%
Total other income (expense)	$(4,173)	$(4,015)	$(158)	4%
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

Liquidity and Capital Resources
As of December 31, 2016, we had cash, cash equivalents and short-term investments of $74.0 million, compared to $49.0 million as of December 31, 2015. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: the nature and timing of any additional companion diagnostic development collaborations we may establish; market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; the nature and timing of any additional companion diagnostic development collaborations we may establish; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. Our cash used in operations for the year ended December 31, 2016 was $6.1 million, including $43.8 million in cash receipts from our collaboration agreements. However, the timing and amount of such receipts in the future are uncertain and therefore we may require larger amounts of cash to fund our operations over at least the next several years.
In May 2015, we entered into a sales agreement with a sales agent to sell shares of our common stock through an “at the market” equity offering program for up to $40.0 million in total sales proceeds. Pursuant to the sales agreement, we sold 1,331,539 and 960,400 shares during 2016 and 2015, respectively, for net proceeds of $26.1 million and $12.5 million, respectively. The sales agreement automatically terminated when we sold the maximum number of shares allowed under the agreement.
In April 2014, we entered into a term loan agreement under which up to $45.0 million could be borrowed, including an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, we borrowed $20.0 million and in October 2014, we borrowed an additional $10.0 million under the term loan agreement.
In October 2015, we amended our term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60 million (excluding accrued interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at our option and paid together with the principal at maturity. We have elected to exercise the option to defer a portion of the interest and we have recorded $2.8 million of deferred interest through December 31, 2016. In December 2015, we borrowed an additional $10.0 million under the terms of the amended agreement and in June 2016 we borrowed an additional $5.0 million. Total borrowings under the amended term loan agreement were $47.8 million as of December 31, 2016.
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
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial covenants, which was $70.0 million for 2016 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If our actual revenues are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. We were in compliance with our covenants as of December 31, 2016.
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
Use of Funds
Our principal uses of cash are funding our operations, capital expenditures, satisfaction of our obligations under our debt instruments, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing research business, developing and commercializing Prosigna, supporting our companion diagnostic collaborations with Celgene, Merck, and Medivation and Astellas, and investing in technologies that we believe have the potential to drive the long-term growth of our business.
Our operating cash requirements may increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems among research customers and clinical laboratories and continue to promote consumable usage, including Prosigna, (2) commercialize, and conduct studies to expand the clinical utility of Prosigna and develop new diagnostic tests under our three biopharma collaborations, and (3) develop new applications, chemistry and instruments for our nCounter platform, as we cannot be certain our revenues will grow sufficiently to offset our operating expense increases, nor can we be certain that we will be successful in continuing to generate cash from new collaborations to help fund our operations.
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
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash used in operating activities	$(6,079)	$(43,362)	$(38,061)
Cash provided by (used in) investing activities	(30,261)	23,769	(24,275)
Cash provided by financing activities	35,093	24,268	69,566
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
Net cash used in operating activities for 2016 consisted of our net loss of $47.1 million partially offset by $27.5 million of changes in our operating assets and liabilities, including $29.9 million related to our collaboration agreements, and by $13.5 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, and accretion of discount on short-term investments.
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
Investing Cash Flows
Our most significant investing activities for the years ended December 31, 2016, 2015 and 2014 were related to the purchase and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
In the years ended December 31, 2016, 2015 and 2014, we purchased $4.0 million, $3.8 million, and $1.9 million respectively, of property and equipment required to support the growth and expansion of our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and debt borrowings.
Net cash provided by financing activities for 2016 consisted of net proceeds of $26.2 million from the sale of shares through an “at the market” equity offering program, proceeds of $5.0 million from our amended term loan agreement, Employee Stock Purchase Plan proceeds of $1.5 million, and $2.6 million of proceeds from the exercise of stock options. These proceeds were partially offset by payment of lease financing obligations of $0.2 million.
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
Contractual Obligations
The following table reflects a summary of our contractual obligations as of December 31, 2016.

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Lease obligations(2)	$51,301	$4,822	$10,495	$10,949	$25,035
Long-term debt obligations(3)	47,844	—	—	35,883	11,961
Inventory purchase obligations(4)	9,300	9,300	—	—	—
Total	$108,445	$14,122	$10,495	$46,832	$36,996
(1)Excludes royalty obligations based on net sales of products, including royalties payable to the Institute for Systems Biology, as any such amounts are not currently determinable.
(2)Lease costs are primarily for office, laboratory and manufacturing space.
(3)Includes principal and deferred interest on long-term debt obligations.
(4)Purchase obligations consist of contractual and legally binding commitments under outstanding purchase orders to purchase long lead time inventory items.

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
At December 31, 2016, we had federal net operating loss carryforwards, or NOLs, of approximately $204.9 million and federal research and experimentation credit carryforwards of approximately $4.6 million, which may be used to reduce future taxable income or offset income taxes due. These NOLs and credit carryforwards expire beginning in 2025 through 2037.
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
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 of the Notes to the Consolidated Financial Statements under Item 8 of this report.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on January 1, 2017 and sustained throughout the period ending December 31, 2017, would not be material.
As of December 31, 2016, the principal and deferred interest outstanding under our term borrowings was $47.8 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
NANOSTRING TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NanoString Technologies, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of NanoString Technologies, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 9, 2017

NanoString Technologies, Inc.
Consolidated Balance Sheets

	December 31,
	2016	2015
	(In thousands, except par value amounts)
Assets
Current assets:
Cash and cash equivalents	$20,583	$21,856
Short-term investments	53,453	27,188
Accounts receivable, net	22,193	19,725
Inventory	13,812	10,138
Prepaid expenses and other current assets	3,744	3,886
Total current assets	113,785	82,793
Restricted cash	143	143
Deferred offering costs	—	181
Property and equipment, net	12,158	9,414
Other assets	287	338
Total assets	$126,373	$92,869
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,935	$3,243
Accrued liabilities	12,344	12,181
Deferred revenue, current portion	19,033	5,261
Deferred rent, current portion	13	—
Lease financing obligations, current portion	58	226
Total current liabilities	36,383	20,911
Deferred revenue, net of current portion	22,664	6,486
Deferred rent and other liabilities, net of current portion	7,655	4,257
Long-term debt and lease financing obligations, net of current portion and debt issuance costs	47,366	41,000
Total liabilities	114,068	72,654
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 21,528 and 19,570 shares issued and outstanding at December 31, 2016 and 2015, respectively	2	2
Additional paid-in-capital	281,900	242,693
Other comprehensive loss	(57)	(29)
Accumulated deficit	(269,540)	(222,451)
Total stockholders’ equity	12,305	20,215
Total liabilities and stockholders’ equity	$126,373	$92,869

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenue:
Product and service	$69,134	$56,639	$44,497
Collaboration	17,355	6,028	3,096
Total revenue	86,489	62,667	47,593
Costs and expenses:
Cost of product and service revenue	30,245	26,126	21,149
Research and development	34,720	24,597	21,404
Selling, general and administrative	62,700	53,186	51,063
Total costs and expenses	127,665	103,909	93,616
Loss from operations	(41,176)	(41,242)	(46,023)
Other income (expense):
Interest income	390	233	272
Interest expense	(5,672)	(4,017)	(4,140)
Other expense	(515)	(389)	(147)
Total other income (expense)	(5,797)	(4,173)	(4,015)
Net loss before provision for income taxes	(46,973)	(45,415)	(50,038)
Provision for income taxes	(116)	(166)	—
Net loss	$(47,089)	$(45,581)	$(50,038)
Net loss per share—basic and diluted	$(2.34)	$(2.40)	$(2.80)
Weighted average shares used in computing basic and diluted net loss per share	20,116	19,027	17,839

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net loss	$(47,089)	$(45,581)	$(50,038)
Other comprehensive income (loss):
Change in unrealized gain (loss) on short-term investments	(28)	14	(65)
Comprehensive loss	$(47,117)	$(45,567)	$(50,103)

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share amounts)
Balances at December 31, 2013	14,619,818	$1	$158,278	$22	$(126,832)	$31,469
Issuance of common stock net of issuance costs of $4,413	3,318,917	1	56,986	—	—	56,987
Issuance of common stock for employee stock purchase plan	141,386	—	987	—	—	987
Exercise of stock options	164,394	—	411	—	—	411
Exercise of common stock warrants, net	27,269	—	136	—	—	136
Stock-based compensation	—	—	4,926	—	—	4,926
Net loss	—	—	—	—	(50,038)	(50,038)
Other comprehensive loss	—	—	—	(65)	—	(65)
Balances at December 31, 2014	18,271,784	2	221,724	(43)	(176,870)	44,813
Issuance of common stock net of issuance costs of $447	960,400	—	12,518	—	—	12,518
Issuance of common stock for employee stock purchase plan	136,078	—	1,295	—	—	1,295
Exercise of stock options	201,622	—	876	—	—	876
Exercise of common stock warrants, net	250	—	2	—	—	2
Stock-based compensation	—	—	6,278	—	—	6,278
Net loss	—	—	—	—	(45,581)	(45,581)
Other comprehensive income	—	—	—	14	—	14
Balances at December 31, 2015	19,570,134	2	242,693	(29)	(222,451)	20,215
Issuance of common stock net of issuance costs of $961	1,331,539	—	26,073	—	—	26,073
Issuance of common stock for employee stock purchase plan	139,195	—	1,489	—	—	1,489
Exercise of stock options	348,983	—	2,607	—	—	2,607
Exercise of common stock warrants, net	132,757	—	—	—	—	—
Vesting of restricted stock units	5,000	—	—	—	—	—
Stock-based compensation	—	—	9,038	—	—	9,038
Net loss	—	—	—	—	(47,089)	(47,089)
Other comprehensive income	—	—	—	(28)	—	(28)
Balances at December 31, 2016	21,527,608	$2	$281,900	$(57)	$(269,540)	$12,305

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Operating activities
Net loss	$(47,089)	$(45,581)	$(50,038)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,977	2,377	1,590
Stock-based compensation expense	9,038	6,278	4,926
Loss on extinguishment of debt	—	—	581
(Accretion) amortization of discount or premium on short-term investments	(20)	270	86
Interest accrued on long-term debt	158	18	(348)
Conversion of accrued interest to long-term debt	1,357	1,067	420
(Gain) loss on disposal of property and equipment	(2)	3	—
Bad debt expense	—	34	—
Gain on sale of investments	—	—	(5)
Changes in operating assets and liabilities
Accounts receivable	(2,476)	(7,328)	(4,109)
Inventory	(5,035)	(5,354)	(1,252)
Prepaid expenses and other	72	1,199	(2,132)
Other assets	37	(7)	(70)
Accounts payable	869	(166)	21
Accrued liabilities	851	1,162	3,379
Deferred revenue	29,948	(127)	9,497
Deferred rent and other liabilities	3,236	2,793	(607)
Net cash used in operating activities	(6,079)	(43,362)	(38,061)
Investing activities
Purchases of property and equipment	(3,991)	(3,796)	(1,900)
Proceeds from sale of property and equipment	4	6	—
Proceeds from sale of short-term investments	4,700	3,000	4,500
Proceeds from maturity of short-term investments	34,800	57,309	35,977
Purchases of short-term investments	(65,774)	(32,750)	(62,911)
Decrease in restricted cash	—	—	59
Net cash provided by (used in) investing activities	(30,261)	23,769	(24,275)
Financing activities
Proceeds from long-term debt	5,000	10,000	30,000
Deferred costs related to long-term debt	—	—	(770)
Repayment of long-term debt and lease financing obligations	(226)	(271)	(18,214)
Proceeds from sale of common stock, net	26,223	12,518	57,015
Proceeds from exercise of common stock warrants	—	2	230
Proceeds from issuance of common stock for employee stock purchase plan	1,489	1,295	988
Repurchase of shares related to common stock warrant exercise	—	—	(94)
Deferred offering costs	—	(152)	—
Proceeds from exercise of stock options	2,607	876	411
Net cash provided by financing activities	35,093	24,268	69,566
Net increase (decrease) in cash and cash equivalents	(1,247)	4,675	7,230
Effect of exchange rate changes on cash and cash equivalents	(26)	(42)	52
Cash and cash equivalents
Beginning of year	21,856	17,223	9,941
End of year	$20,583	$21,856	$17,223

NanoString Technologies, Inc.
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Supplemental disclosures
Cash paid for interest	$4,071	$2,844	$3,479
Cash paid for taxes	217	69	—
Purchases of property and equipment, accrued but not paid	275	640	—
Rental instruments reclassified from inventory	801	772	2,541
Non-cash inventory exchange for services	28	112	—
Non-cash capital lease	—	48	262
Accrual of offering costs	—	29	—

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
Public Offerings
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
In May 2015, the Company entered into a sales agreement with a sales agent to sell shares of the Company’s common stock through an “at the market” equity offering program for up to $40.0 million in total sales proceeds. Pursuant to the sales agreement, the Company sold 1,331,539 and 960,400 shares during 2016 and 2015, respectively, for net proceeds of $26.1 million and $12.5 million, respectively. The Sales Agreement automatically terminated when the Company sold the maximum number of shares allowed under the agreement.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the amount management expects to collect from customers based on their outstanding invoices. Management reviews accounts receivable regularly to determine if any receivable will potentially be uncollectible and to estimate the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value by analyzing the status of significant past due receivables. The allowance for doubtful accounts was $91,300 and $96,600 as of December 31, 2016 and 2015, respectively. Additions to the allowance were $0, $33,600 and $63,000 for the years ended December 31, 2016, 2015 and 2014, respectively. There was a write-off of uncollectible accounts of approximately $5,000 during the year ended December 31, 2016, and there were no write-offs during the years ended December 31, 2015 and 2014.
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
The Company had one customer/collaborator, Merck, that individually represented 13% of total revenue for the year ended December 31, 2016 and no customers or collaborators that represented more than 10% of total revenue for the years ended December 31, 2015 and 2014. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of December 31, 2016 and 2015.
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
Inventory
Inventory consists of finished goods, work in process, raw materials and certain component parts to be used in manufacturing or servicing the Company’s products. Inventory is stated at the lower of cost or market. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs and market represents the lower of cost or market (replacement cost or estimated net realizable value). The Company’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand, obsolete, slow moving or impaired. In the event that the Company identifies these conditions exist in its inventory, its carrying value is reduced to its net realizable value. Inventory reserves were $2.2 million as of December 31, 2016 and 2015. Additions to the reserves were $0.8 million, $0.2 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Write-offs of inventory reserves for the years ended December 31, 2016, 2015 and 2014 were $0.7 million, $0.3 million and $0.1 million, respectively.
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
Deferred Offering Costs
Deferred offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through public offerings of the Company’s common stock. Costs are deferred until the completion of the applicable offering, at which time they are reclassified to additional paid-in capital as a reduction of the proceeds. The Company recorded deferred offering costs of $181,000 as a non-current asset as of December 31, 2015 and the Company had no deferred offering costs recorded as of December 31, 2016.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer, who manages the operations and evaluates the financial performance on a total Company basis. The Company’s principal operations and decision-making functions are located at its corporate headquarters in the United States and the Company operates as a single reportable segment.
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
Selling, General and Administrative
Selling expenses consist primarily of personnel related costs for sales and marketing, contracted services and service fees and are expensed as the related costs are incurred. Advertising costs are charged to operations as incurred and are included in sales and marketing expenses. Advertising costs totaled approximately $5.3 million, $2.6 million and $5.1 million during the years ended December 31, 2016, 2015 and 2014, respectively.
General and administrative expenses consist primarily of personnel related costs for the Company’s finance, human resources, business development, legal, information technology and general management, as well as professional fees for services such as legal and accounting services. General and administrative expenses are expensed as they are incurred.
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
Guarantees and Indemnifications
In the normal course of business, the Company guarantees and/or indemnifies other parties, including vendors, lessors and parties to transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. It is not possible to determine the maximum potential amount the Company could be required to pay under these indemnification agreements, since the Company has not had any prior indemnification claims, and each claim would be based upon the unique facts and circumstances of the claim and the particular provisions of each agreement. In the opinion of management, any such claims would not be expected to have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. The Company did not have any related liabilities recorded at December 31, 2016 and 2015.
Comprehensive Loss
Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on short-term investments are included in comprehensive loss.
Recently Adopted Accounting Pronouncement
In August 2014, the Financial Accounting Standards Board (“FASB”) issued “ASU 2014-15, Presentation of Financial Statements – Going Concern.” The standard requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The Company applied ASU 2014-15 as of December 31, 2016 and adoption did not impact the Company's consolidated results of operations, financial condition, and statements of cash flows.
In November 2015, FASB issued “ASU 2015-17, Balance Sheet Classification of Deferred Taxes.” The standard requires deferred income tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The Company applied ASU 2015-17 in the fourth quarter of fiscal 2016 and has presented deferred income tax liabilities and assets as noncurrent in the financial statement disclosures. Adoption did not otherwise impact the Company’s consolidated results of operations, financial condition, and statements of cash flows.
Recent Accounting Pronouncements
As an “emerging growth company,” the Jumpstart Our Business Startups Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, its financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will become effective for the Company in fiscal year 2018, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. In March 2016, the FASB issued “ASU 2016-08, Principal vs Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued “ASU 2016-10, Identifying Performance Obligations and Licensing” which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued “ASU 2016-12, Narrow-Scope Improvements and Practical Expedients” which provides practical expedients for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. The new guidance can be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing all of the potential impacts of the revenue recognition guidance on our accounting policies and internal control processes and has not yet selected an adoption method. The Company will adopt the new guidance effective January 1, 2018.
Although the Company has not yet completed its assessment of the new revenue recognition guidance, the Company's analysis of contracts related to the sale of its instruments and consumables under the new revenue recognition guidance supports the recognition of revenue at a point-in-time, which is consistent with its current revenue recognition model. Instruments and consumables, including in vitro diagnostic kits, represents approximately 76% of the Company's sales for the year ended December 31, 2016. The Company is currently assessing the potential impact of the guidance on contracts related to collaboration agreements.
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
In January 2016, FASB issued “ASU 2016-01, Financial Instruments: Overall.” The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard will become effective for the Company beginning January 1, 2018. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In February 2016, FASB issued “ASU 2016-02, Leases – Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for the Company beginning January 1, 2019. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
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
In June 2016, FASB issued “ASU 2016-13, Financial Instruments: Credit Losses”. The standard provides information about expected credit losses on financial instruments at each reporting date, and to change how other than temporary impairments on investments securities are recorded. The standard will become effective for the Company beginning on January 1, 2020 with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In August 2016, FASB issued “ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The standard provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows and is intended to reduce diversity in practice with respect to these items. The standard is applied using a retrospective transition method and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate adoption of this standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In November 2016, FASB issued “ASU 2016-18, Statement of Cash Flows: Restricted Cash”. The standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted. The Company does not anticipate adoption of this standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
3. Short-term Investments
Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$36,198	$4	$(42)	$36,160
U.S. government-related debt securities	17,312	1	(20)	$17,293
Total available-for-sale securities	$53,510	$5	$(62)	$53,453

Type of securities as of December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$26,116	$—	$(28)	$26,088
U.S. government-related debt securities	1,101	—	(1)	1,100
Total available-for-sale securities	$27,217	$—	$(29)	$27,188
The fair values of available-for-sale securities by contractual maturity at December 31 were as follows (in thousands):

	2016	2015
Maturing in one year or less	$46,310	$27,188
Maturing in one to three years	7,143	—
Total available-for-sale securities	$53,453	$27,188
The Company has both the intent and ability to sell its available-for-sale investments maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the consolidated balance sheet. The Company has no investments that have been in a continuous unrealized loss position as of December 31, 2016.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2016, there were no investments in its portfolio that were other-than-temporarily impaired.
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
Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of December 31, 2016	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$16,715	$—	$—	$16,715
Short-term investments:
Corporate debt securities	—	36,160	—	36,160
U.S. government-related debt securities	—	17,293	—	17,293
Total	$16,715	$53,453	$—	$70,168

As of December 31, 2015	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$5,371	$—	$—	$5,371
Short-term investments:
Corporate debt securities	—	26,088	—	26,088
U.S. government-related debt securities	—	1,100	—	1,100
Total	$5,371	$27,188	$—	$32,559
5. Inventory
Inventory consisted of the following at December 31 (in thousands):

	2016	2015
Raw materials	$4,277	$3,575
Work in process	4,046	2,895
Finished goods	5,489	3,668
Total inventory	$13,812	$10,138
In 2016 and 2015, $0.8 million and $0.8 million, respectively, of inventory leased, loaned, or assigned for internal use in the Company’s facilities were transferred into property and equipment.
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at December 31 (in thousands):

	2016	2015
Deposits for inventory	$1,262	$1,664
Subsidiary bank trust deposits	500	539
Marketing events	735	518
Software licensing fees	412	278
Insurance	328	314
Interest receivable from marketable securities	186	166
Dues and subscriptions	107	96
Service agreements	93	163
Other	121	148
Total prepaid expenses and other current assets	$3,744	$3,886

7. Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	Useful Life (Years)	2016	2015
Manufacturing equipment	5	$6,445	$4,543
Lease and loaner instruments	1 - 5	3,581	3,318
Prototype instruments	2	2,975	2,956
Computer equipment	3	1,592	1,847
Furniture and fixtures	5	1,642	1,390
Leasehold improvements	Various	8,878	5,874
Construction in progress		1,861	1,921
Total property and equipment, gross		26,974	21,849
Less: Accumulated depreciation and amortization		(14,816)	(12,435)
Total property and equipment, net		$12,158	$9,414
Prototype instruments consist of nCounter instruments used in internal testing and other development activities. Accumulated depreciation on lease and loaner instruments was $1.5 million and $0.9 million at December 31, 2016 and 2015, respectively.
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2016, 2015 and 2014 totaled approximately $2.9 million, $2.3 million and $1.5 million, respectively.
8. Accrued Liabilities
Accrued liabilities consisted of the following at December 31 (in thousands):

	2016	2015
Employee compensation	$8,240	$8,039
Royalties payable	896	828
Accounting and legal	567	427
Sales, use and other taxes	420	551
Clinical study costs	370	563
Warranty reserves	304	299
Other accrued liabilities	1,547	1,474
Total accrued liabilities	$12,344	$12,181
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
In October 2015, the Company amended the term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding deferred interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The Company has elected to exercise the option to defer a portion of the interest and has recorded $2.8 million of deferred interest through December 31, 2016. In December 2015, the Company borrowed an additional $10.0 million under the terms of the amended agreement. In

June 2016, the Company borrowed an additional $5.0 million. Total borrowings under the amended term loan agreement were $47.8 million and $41.5 million as of December 31, 2016 and 2015, respectively.
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
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial covenants, which was $70.0 million for 2016 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If the Company’s actual revenues are below the minimum annual revenue requirement for any given year, it may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenues and the minimum revenue requirement. The Company was in compliance with its financial covenants as of December 31, 2016.
The Company incurred $5.7 million, $4.0 million and $4.1 million of interest expense under the term loan agreement for the years ended December 31, 2016, 2015 and 2014, respectively. In 2014, the Company incurred $1.4 million of interest expense related to the repayment of the former credit facility, including a loss on extinguishment of debt of $0.6 million.
Lease Financing Obligations
The Company has entered into agreements to lease certain hardware, software and capitalized installation costs, the longest of which expires in June 2017. Ownership of the leased property transfers to the Company at the end of the lease terms. The fair value at lease inception is recorded in property, plant and equipment and is depreciated over the shorter of the useful life of the assets or the lease term. A total cost of $0.7 million for leased property is included in property and equipment at December 31, 2016 and 2015, with accumulated depreciation of $0.5 million and $0.3 million at December 31, 2016 and 2015, respectively.
Long-term debt and lease financing obligations consisted of the following at December 31 (in thousands):

	2016	2015
Term loans payable	$47,844	$41,487
Lease financing obligations	58	284
Total long-term debt and lease financing obligations	47,902	41,771
Unamortized debt issuance costs	(478)	(545)
Current portion of lease financing obligations	(58)	(226)
Long-term debt and lease financing obligations, net of debt issuance costs and current portion	$47,366	$41,000
Scheduled future payments of principal for outstanding debt and lease financing obligations were as follows at December 31:

2017	$58
2018	—
2019	—
2020	—
2021	35,883
Thereafter	11,961
$47,902

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
Celgene Corporation
In March 2014, the Company entered into a collaboration agreement with Celgene Corporation (“Celgene”) to develop, seek regulatory approval for, and commercialize a companion diagnostic using the nCounter Analysis System to identify a subset of patients with Diffuse Large B-Cell Lymphoma. The Company is eligible to receive payments totaling up to $45.0 million, of which $5.8 million was received as an upfront payment upon delivery of certain information to Celgene, $17.0 million is for potential success-based development and regulatory milestones, and the remainder is for potential commercial payments in the event sales of the test do not exceed certain pre-specified minimum annual revenue during the first three years following regulatory approval. There have been several amendments to the collaboration agreement to expand the scope of development work and in return the Company has received additional payments totaling $2.1 million.
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
The Company recognized collaboration revenue related to the Celgene agreement of $3.2 million, $2.2 million and $2.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, the Company had recorded $5.5 million of deferred revenue related to the Celgene collaboration, of which $1.2 million is estimated to be recognizable as revenue within one year.
Merck & Co., Inc.
In May 2015, the Company entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1therapy, KEYTRUDA. Under the terms of the collaboration agreement, the Company received $3.9 million in payments during 2015.
In February 2016, the Company expanded its collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. In connection with the execution of the development collaboration agreement, the Company and Merck terminated the May 2015 clinical research collaboration and moved all remaining activities under the related work plan to the new development collaboration agreement. Under the terms of the new collaboration agreement, the Company is responsible for developing and validating the diagnostic test and, if the parties thereafter determine to proceed, will also be responsible for seeking regulatory approval for and commercializing the related test products. During 2016, the Company received $12.0 million upfront as a technology access fee and is eligible to receive up to an additional $12.0 million of near-term preclinical milestone payments, of which $8.5 million has been received during the year ended December 31, 2016, and other potential downstream regulatory milestone payments. In addition, the Company is eligible to receive funding for certain development costs and for the year ended December 31, 2016, development funding totaled $9.6 million.
The Company recognized collaboration revenue related to the Merck agreement of $8.6 million and $3.7 million for the years ended December 31, 2016 and 2015, respectively, and none for the year ended December 31, 2014. As of December 31, 2016, the Company had recorded $21.4 million of deferred revenue related to the Merck collaboration, $10.1 million of which is estimated to be recognized as revenue within one year.

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
The modified Prosigna test will be based upon data from a Phase 2 trial conducted by Medivation and Astellas that evaluated enzalutamide in patients with triple negative breast cancer. Under the terms of the collaboration agreement, the Company will be responsible for developing and validating the diagnostic test and, if the parties thereafter determine to proceed, will also be responsible for seeking regulatory approval for and commercializing the test. During 2016, the Company received $6.0 million upfront for technology access, $6.0 million in pre-clinical milestones, and is eligible to receive up to $10.0 million in development funding over the term of the agreement, in addition to other potential downstream milestone payments. For the year ended December 31, 2016, development funding totaled $2.9 million.
The Company recognized collaboration revenue of $4.8 million related to the Medivation/Astellas agreement for the year ended December 31, 2016, and none for the years ended December 31, 2015 and 2014. As of December 31, 2016, the Company had recorded $10.0 million of deferred revenue related to the Medivation/Astellas collaboration, $4.0 million of which is estimated to be recognized as revenue within one year.
11. Common Stock and Preferred Stock
Common Stock
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.
Preferred Stock
Pursuant to the amended and restated certificate of incorporation filed by the Company immediately prior to the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2016, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.
Warrants
Prior to the Company’s initial public offering, warrants to purchase preferred stock were issued related to certain financing transactions. Such warrants were recorded as liabilities and measured at fair value at each reporting date. All preferred stock warrants were converted into warrants to purchase common stock upon the effectiveness of the initial public offering. As of December 31, 2016 there were 332,198 common stock warrants outstanding with a weighted average exercise price of $9.01 per share and expiration dates ranging from 2018 to 2023.
12. Stock-based Compensation
2004 Stock Option Plan and 2013 Equity Incentive Plan
The Company’s 2004 Stock Option Plan and 2013 Equity Incentive Plan (the “Plans”) authorize the grant of options, restricted stock units (“RSUs”) and other equity awards to employees, directors and consultants. As of December 31, 2016, there were 6,425,421 shares authorized under the Plans. All options granted have a ten-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. The Board of Directors determines the option exercise price and may designate stock options granted as either incentive or nonstatutory stock options. The Company generally grants stock options to employees with exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant.
Stock Option Activity
A summary of the Company’s stock option activity under the Plans is as follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	4,151,962	$10.98	7.81	$18,943
Granted	1,219,675	14.51
Canceled and forfeited	(300,713)	12.85
Exercised	(348,983)	7.94
Outstanding at December 31, 2016	4,721,941	$12.00	7.41	$48,670

December 31, 2016:
Options vested and expected to vest	4,423,662	$11.83	7.33	$46,353
Options exercisable	2,666,260	$10.03	6.50	$32,714
The weighted-average grant-date fair value per share of options granted with exercise prices equal to the market price on the date of the grant were $6.79, $7.07, and $9.45 for the years ended December 31, 2016, 2015, and 2014, respectively. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2016. The aggregate intrinsic value of options exercised was $5.0 million during 2016, $2.1 million during 2015, and $2.2 million during 2014, determined as of the option exercise date. The fair value of options vested was $6.8 million, $6.5 million, and $3.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The following table summarizes information about the Company’s stock options outstanding at December 31, 2016:

	Outstanding		Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Remaining Contractual Life in Years
$0.00 – $1.92	520,391	5.21	520,391	5.21
$2.24 – $6.72	589,559	4.64	584,346	4.63
$8.96 – $12.60	510,578	7.58	316,203	7.23
$12.77	754,288	8.12	320,425	8.12
$12.94	654,721	9.10	126,423	9.10
$13.58 – $14.95	365,131	8.59	108,188	7.95
$15.12 – $17.50	364,479	8.64	114,588	8.01
$18.18 – $18.90	736,894	7.09	533,742	7.09
$19.45 – $22.71	225,900	9.17	41,954	7.33
	4,721,941		2,666,260

Restricted Stock Unit (RSU) Activity
A summary of RSU activity under the Plans is as follows:

Non-vested RSUs	Share Equivalent	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	15,000	$12.77
Changes during the year:
Granted	153,602	15.89
Vested	(5,000)	12.77
Forfeited	—	—
Non-vested at December 31, 2016	163,602	$15.70
The fair value of the RSUs is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of vested RSUs was $64,000 for the year ended December 31, 2016. There were no vested RSUs for the years ended December 31, 2015 and 2014.
Stock-based compensation
The following table sets forth stock-based compensation expense related to stock-based arrangements under the Plans for the years ended December 31 as follows (in thousands):

	2016	2015	2014
Cost of revenue	$548	$471	$281
Research and development	2,046	1,453	1,018
Selling, general and administrative	5,602	3,919	3,234
Total stock-based compensation expense	$8,196	$5,843	$4,533
As of December 31, 2016, total unrecognized stock-based compensation cost related to non-vested options was $15.6 million. This cost will be recognized on a straight-line basis over the weighted-average remaining service period of 2.40 years. The Company utilizes newly issued shares to satisfy option exercises. No tax benefit was recognized related to stock-based compensation cost since the Company has not reported taxable income to date and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.
Valuation assumptions
The fair value of each employee option grant as of December 31 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2016	2015	2014
Risk-free interest rates	1.18% – 2.12%	1.37% – 1.97%	1.74% – 2.15%
Expected term (years)	6.22	6.25	6.25
Expected dividend yield	—	—	—
Expected volatility	47.0%	57.0%	57.0%
The risk-free interest rates are based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. For purposes of determining the expected term of the awards in the absence of sufficient historical data relating to stock-option exercises, the Company applies a simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The Company has not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The Company based its expected volatility on the historical volatility of similar companies whose share prices are publicly available, as management does not believe that the limited history of the Company’s measureable stock price volatility is representative of future expectations.
Employee Stock Purchase Plan
The Company’s 2013 Employee Stock Purchase Plan (“ESPP”) provides eligible employees with an opportunity to purchase common stock from the Company and to pay for their purchases through payroll deductions. The ESPP has overlapping offering periods of approximately 12 months in length. The offering periods generally start with the first trading day on or after March 1 and September 1 of each year and end on the first trading day on or after March 1 and September 1 of the following year, approximately 12 months later. Within each offering period, shares are purchased each six months on an exercise date.
An employee electing to participate in the ESPP (a “participant”) will be granted an option at the start of the offering period to purchase shares with contributions in any whole percentage ranging from 0% to 10% (or greater or lesser percentages or dollar amounts that the administrator determines) of the participant’s eligible compensation. The participant’s contributions will be accumulated and then used to purchase the Company’s shares on each exercise date. The purchase price on the exercise date will be 85% of the fair market value of the lesser of the Company’s share price on either the first trading day of the offering period or on the exercise date.
During 2016, 2015, and 2014, 139,195, 136,078, and 141,386 shares were issued under the ESPP, respectively. The Company recorded share-based compensation expense for shares issued from the ESPP of $0.8 million, $0.4 million, and $0.4 million for the years ended December 31, 2016, 2015, and 2014 respectively. A total of 610,166 shares of common stock have been reserved for issuance under the ESPP, of which 193,509 shares were available for issuance as of December 31, 2016.
Note 13. Defined Contribution Retirement Plan
The Company maintains a 401(k) defined contribution retirement plan covering substantially all of its employees. The plan provides for matching and discretionary contributions by the Company. Contributions were $0.9 million, $0.5 million, and $0.4 million for the years ended December 31, 2016, 2015, and 2014 respectively.
14. Income Taxes
Loss before income taxes for the years ended December 31 consisted of the following (in thousands):

	2016	2015	2014
Domestic	$(47,562)	$(46,065)	$(50,455)
Foreign	589	650	417
Loss before income taxes	$(46,973)	$(45,415)	$(50,038)
Significant components of our provision for income taxes for the years ended December 31 are as follows (in thousands):

	2016	2015	2014
Current:
Domestic	$—	$—	$—
Foreign	116	166	—
Total provision for income taxes	$116	$166	$—
Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax loss as a result of the following for the years ended December 31 (in thousands):

	2016	2015	2014
Income tax provision at statutory rate	$(16,010)	$(15,662)	$(17,013)
Nondeductible items	135	401	456
Change in tax credits	(1,449)	(792)	(678)
Change in valuation allowance	17,824	16,706	17,911
Foreign tax and other	(384)	(487)	(676)
Total provision for income taxes	$116	$166	$—
Net operating loss (“NOL”) carryforwards created by excess tax benefits from the exercise of non-qualified stock options are not recorded as deferred income tax assets. To the extent such NOL carryforwards are utilized, the benefit realized will increase stockholders’ equity. At December 31, 2016, for income tax return purposes the Company has gross federal and state NOL carryforwards totaling $204.9 million and tax credit carryforwards of $4.6 million. These carryforwards may be subject to limitations under the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the carryforwards will begin to expire in 2025 through 2037.
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
The effect of temporary differences and carryforwards that give rise to deferred tax assets for the years ended December 31 were as follows (in thousands):

	2016	2015
Net operating loss carryforwards	$70,694	$57,158
Research and development tax credit carryforwards	4,572	3,124
Stock-based compensation	5,360	3,212
Other	7,827	7,135
Total deferred tax assets	88,453	70,629
Less: Valuation allowance	(88,453)	(70,629)
Net deferred tax assets	$—	$—
The Company has recorded a full valuation allowance related to its deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets.
The table below summarizes changes in the deferred tax asset valuation allowance for the years ended December 31 (in thousands):

	2016	2015	2014
Balance at beginning of year	$70,629	$53,923	$36,012
Charged to costs and expenses	17,824	16,706	17,911
Write-offs	—	—	—
Balance at end of year	$88,453	$70,629	$53,923
The total balance of unrecognized gross tax benefits for the years ended December 31, resulting from research and development tax credits claimed on the Company’s annual tax return was as follows (in thousands):

	2016	2015	2014
Unrecognized tax benefits at beginning of year	$1,041	$777	$551
Additions (reductions) based on current year tax positions	483	264	226
Unrecognized tax benefits at end of year	$1,524	$1,041	$777
The Company classifies applicable interest and penalties on amounts due to tax authorities as a component of the provision for income taxes. The amount of accrued interest and penalties recorded in 2016, 2015 or 2014 was not significant. The Company does not anticipate that the amount of its existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of net operating loss carryforwards in most jurisdictions, the Company’s tax years remain open for examination by U.S. taxing authorities back to 2004.
15. Commitments and Contingencies
Operating Leases
The Company is obligated to make future minimum payments under five operating leases for 106,740 square feet of space used for general office, laboratory, manufacturing, operations, and research and development purposes primarily in Seattle. The leases expire beginning in 2018 to 2026 and include options to renew at the then current fair market rental for each of the facilities. The lease agreements contain rent abatement periods, scheduled rent increases and provide for tenant improvement allowances. Accordingly, the Company has recorded a deferred rent liability of $7.5 million and $4.3 million as of December 31, 2016 and 2015, respectively. This deferred rent liability is amortized over the term of the related lease.
Rent expense totaled approximately $3.8 million, $3.2 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2016 were as follows (in thousands):

2017	$4,822
2018	5,241
2019	5,254
2020	5,398
2021	5,551
Thereafter	25,035
$51,301
Purchase Commitments
The Company has non-cancellable purchase obligations totaling $9.3 million at December 31, 2016 related to binding commitments to purchase inventory.
Contingencies
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are no claims or actions pending against the Company currently, the ultimate disposition of which would have a material adverse effect on the Company’s consolidated results of operation, financial condition or cash flows.
16. Net Loss Per Share
Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Outstanding stock options, warrants and preferred stock have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.
The following outstanding options, restricted stock units and warrants as of December 31 were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	2016	2015	2014
Options to purchase common stock	4,711	4,069	3,295
Restricted stock units	115	—	—
Common stock warrants	491	572	572
17. Information about Geographic Areas
The following table is based on the geographic location of distributors or end users who purchased products and services and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Revenue by geography as of December 31 was as follows (in thousands):

	2016	2015	2014
Americas	$60,330	$41,265	$32,244
Europe & Middle East	18,497	14,807	9,174
Asia Pacific	7,662	6,595	6,175
Total revenue	$86,489	$62,667	$47,593
Total revenue in the United States was $58.0 million, $37.9 million and $29.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.

18. Condensed Quarterly Financial Data (unaudited)
The following table contains selected unaudited financial data for each quarter of 2016 and 2015. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2016
Total revenue	$14,697	$22,627	$23,933	$25,232
Net loss	$(14,603)	$(10,805)	$(10,088)	$(11,593)
Net loss per share – basic and diluted	$(0.74)	$(0.55)	$(0.51)	$(0.55)
2015
Total revenue	$11,593	$13,066	$15,693	$22,315
Net loss	$(14,894)	$(12,404)	$(9,467)	$(8,816)
Net loss per share – basic and diluted	$(0.81)	$(0.66)	$(0.49)	$(0.44)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S.
Securities and Exchange Commission’s, or SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of NanoString’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management has concluded that, as of December 31, 2016, NanoString’s internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
Item 11. Executive Compensation
The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements — The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.
(2) Financial Statement Schedules — The financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.
(3) Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b) Exhibits
The exhibits listed on the Exhibit Index (following the Signatures section of this report) are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 9, 2017

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

Signature	Title	Date

/s/ R. Bradley Gray	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2017
R. Bradley Gray

/s/ James A. Johnson	Chief Financial Officer (Principal Accounting and Financial Officer)	March 9, 2017
James A. Johnson

/s/ William D. Young	Chairman of the Board of Directors	March 9, 2017
William D. Young

/s/ Nicholas Galakatos	Director	March 9, 2017
Nicholas Galakatos

/s/ Robert M. Hershberg	Director	March 9, 2017
Robert M. Hershberg

/s/ Kirk D. Malloy	Director	March 9, 2017
Kirk D. Malloy

/s/ Gregory Norden	Director	March 9, 2017
Gregory Norden

/s/ Charles P. Waite	Director	March 9, 2017
Charles P. Waite

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35980	3.1	August 8, 2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35980	3.2	August 8, 2013
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-188704	4.1	June 13, 2013
4.2	Amended and Restated Investors’ Rights Agreement, dated November 29, 2012, by and among the Registrant and the investors named therein.	S-1	333-188704	4.2	May 20, 2013
4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated December 20, 2012, by and among the Registrant and the investors named therein.	S-1	333-188704	4.3	May 20, 2013
4.4	Form of amended and restated warrant to purchase shares of Series D Preferred Stock, issued to investors on June 23, 2011 and September 26, 2011 in connection with the Registrant’s 2011 bridge financing.	S-1	333-188704	4.6	May 20, 2013
4.5	Form of warrant to purchase shares of Series D Preferred Stock, issued to the investors on November 1, 2011 and December 28, 2011 in connection with the Registrant’s preferred stock and warrant financing.	S-1	333-188704	4.7	May 20, 2013
4.6	Form of warrant to purchase Series D Preferred Stock, issued to lenders on March 30, 2012 and December 10, 2012 under Registrant’s March 2012 credit facility.	S-1	333-188704	4.8	May 20, 2013
4.7	Form of warrant to purchase Series E Preferred Stock, issued to lenders on December 31, 2012 and April 30, 2013 in connection with the amendments of the Registrant’s March 2012 credit facility.	S-1	333-188704	4.9	May 20, 2013
10.1	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-188704	10.1	June 13, 2013
10.2	2004 Stock Option Plan, as amended.	S-1	333-188704	10.2	May 20, 2013
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2004 Stock Option Plan, as amended.	S-1	333-188704	10.3	May 20, 2013
10.4	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2004 Stock Option Plan, as amended.	S-1	333-188704	10.4	May 20, 2013
10.5	2013 Equity Incentive Plan.	S-1/A	333-188704	10.5	June 13, 2013
10.6	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2013 Equity Incentive Plan.	S-1/A	333-188704	10.6	June 13, 2013
10.7	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the 2013 Equity Incentive Plan.	S-1/A	333-188704	10.7	June 13, 2013
10.8	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan.	S-1/A	333-188704	10.8	June 13, 2013
10.9	2013 Employee Stock Purchase Plan.	S-1/A	333-188704	10.9	June 13, 2013
10.10+	Employment Agreement, dated May 24, 2010, between the Registrant and R. Bradley Gray.	S-1	333-188704	—	May 20, 2013
10.11+	Employment Agreement, dated September 7, 2012, between the Registrant and Jim Johnson.	S-1	333-193322	—	January 13, 2014
10.12+	Employment Agreement, dated November 20, 2013, between the Registrant and David W. Ghesquiere.	10-K	001-35980	—	March 11, 2016

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.13	Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated October 19, 2007, as amended through December 22, 2014 (including Amendment No. 1 through Amendment No. 7).	10-K	001-35980	10.14	March 13, 2015
10.14	Amendment No. 8 to Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated February 27, 2015.	10-K	001-35980	10.13	March 11, 2016
10.15	Lease between the Registrant and BMR-500 Fairview Avenue LLC, dated December 22, 2014.	10-K	001-35980	10.15	March 13, 2015
10.16	Amendment No. 1 to Lease between the Registrant and BMR-500 Fairview Avenue LLC, dated June 27, 2016.	10-Q	001-35980	10.1	August 4, 2016
10.17	Office Lease Agreement between the Registrant and Blume Roy Building LLC, dated December 26, 2013, as amended through November 18, 2014.	10-K	001-35980	10.16	March 13, 2015
10.18	Amendment No. 2 to Office Lease Agreement between the Registrant and Blume Roy Building LLC, dated February 1, 2016.	10-Q	001-35980	10.1	May 6, 2016
10.19	Sales Agreement, dated as of May 11, 2015, between NanoString Technologies, Inc. and Cowen and Company, LLC.	8-K	001-35980	1.1	May 12, 2015
10.20	Term Loan Agreement dated April 1, 2014 among the Registrant and certain of the Registrant’s subsidiaries and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. and forms of promissory note and PIK loan note to be issued thereunder.	10-Q	001-35980	10.1	August 8, 2014
10.21	Amendment No 1 to Term Loan Agreement dated April 16, 2015, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P, Capital Royalty Partners II – Parallel Fund “B” (Cayman) L.P., and Parallel Investment Opportunities Partners II L.P.	10-Q	001-35980	10.2	August 5, 2015
10.22	Amendment No 2 to Term Loan Agreement dated October 30, 2015, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II – Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	10-K	001-35980	10.19	March 11, 2016
10.23	Security Agreement dated April 17, 2014 among the Registrant and certain of the Registrant’s subsidiaries and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. and form of joinder agreement to be issued thereunder.	10-Q	001-35980	10.2	August 8, 2014
10.24†	Exclusive License Agreement, dated February 4, 2004, between the Registrant and The Institute for Systems Biology.	S-1	333-188704	10.19	May 20, 2013
10.25†	Amendment No. 1 to Exclusive License Agreement, dated February 5, 2007, between the Registrant and The Institute for Systems Biology.	S-1	333-188704	10.20	May 20, 2013
10.26	Amendment No. 2 to Exclusive License Agreement, dated May 17, 2007, between the Registrant and The Institute for Systems Biology.	S-1	333-188704	10.21	May 20, 2013

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.27†	Amended and Restated Exclusive License Agreement, effective July 7, 2010, between the Registrant and Bioclassifier, LLC.	S-1	333-188704	10.2	May 20, 2013
10.28	First Amendment to Amended and Restated Exclusive License Agreement between the Company and Bioclassifier, LLC, dated March 31, 2015.	10-Q	001-35980	10.1	May 11, 2015
10.29	Amendment No. 2 to Amended and Restated Exclusive License Agreement between the Company and Bioclassifier, LLC, dated June 24, 2016.	10-Q	001-35980	10.2	August 4, 2016
21.1	List of subsidiaries of the Registrant.	10-K	001-35980	21.1	March 27, 2014
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (contained on signature page).
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Indicates a management contract or compensatory plan.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.