Form 10-Q
period 2017-03-31
NanoString Technologies Inc
filed 2017-05-05
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
As of May 1, 2017 there were 21,690,543 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$5,416	$20,583
Short-term investments	51,724	53,453
Accounts receivable, net	16,728	22,193
Inventory	14,544	13,812
Prepaid expenses and other	3,953	3,744
Total current assets	92,365	113,785
Restricted cash	143	143
Property and equipment, net	13,657	12,158
Other assets	368	287
Total assets	$106,533	$126,373
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,145	$4,935
Accrued liabilities	9,117	12,344
Deferred revenue, current portion	20,798	19,033
Deferred rent, current portion	337	13
Lease financing obligations, current portion	26	58
Total current liabilities	32,423	36,383
Deferred revenue, net of current portion	20,656	22,664
Deferred rent and other long-term liabilities	8,763	7,655
Long-term debt and lease financing obligations, net of current portion and debt issuance costs	47,748	47,366
Total liabilities	109,590	114,068
Commitment and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 21,684 and 21,528 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	285,381	281,900
Accumulated other comprehensive loss	(48)	(57)
Accumulated deficit	(288,392)	(269,540)
Total stockholders’ equity (deficit)	(3,057)	12,305
Total liabilities and stockholders’ equity (deficit)	$106,533	$126,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product and service	$15,765	$12,136
Collaboration	2,298	2,561
Total revenue	18,063	14,697
Costs and expenses:
Cost of product and service revenue	7,163	5,870
Research and development	10,801	7,208
Selling, general and administrative	17,565	14,904
Total costs and expenses	35,529	27,982
Loss from operations	(17,466)	(13,285)
Other income (expense):
Interest income	147	68
Interest expense	(1,501)	(1,315)
Other income (expense), net	13	(71)
Total other income (expense), net	(1,341)	(1,318)
Net loss before provision for income tax	(18,807)	(14,603)
Provision for income tax	(45)	—
Net loss	$(18,852)	$(14,603)
Net loss per share - basic and diluted	$(0.87)	$(0.74)
Weighted average shares used in computing basic and diluted net loss per share	21,588	19,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(18,852)	$(14,603)
Change in unrealized gain or loss on short-term investments	9	34
Comprehensive loss	$(18,843)	$(14,569)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(18,852)	$(14,603)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	814	692
Stock-based compensation expense	2,267	1,927
Amortization of premium on short-term investments	89	70
Interest accrued on long-term debt	42	37
Conversion of accrued interest to long-term debt	359	315
Changes in operating assets and liabilities:
Accounts receivable, net	5,466	4,198
Inventory	(837)	(2,379)
Prepaid expenses and other	(193)	758
Other assets	(82)	—
Accounts payable	(2,103)	270
Accrued liabilities	(3,382)	(4,610)
Deferred revenue	(244)	20,002
Deferred rent and other liabilities	1,390	904
Net cash (used in) provided by operating activities	(15,266)	7,581
Investing activities
Purchases of property and equipment	(2,493)	(828)
Proceeds from sale of short-term investments	1,000	1,250
Proceeds from maturity of short-term investments	10,775	11,200
Purchases of short-term investments	(10,125)	(12,450)
Net cash used in investing activities	(843)	(828)
Financing activities
Repayment of lease financing obligations	(32)	(68)
Tax withholdings related to net share settlements of restricted stock units	(248)	—
Proceeds from issuance of common stock for employee stock purchase plan	926	767
Proceeds from exercise of stock options	288	269
Net cash provided by financing activities	934	968
Net (decrease) increase in cash and cash equivalents	(15,175)	7,721
Effect of exchange rate changes on cash and cash equivalents	8	10
Cash and cash equivalents
Beginning of period	20,583	21,856
End of period	$5,416	$29,587
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
The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations as of and for the periods presented.
Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
Recently Adopted Accounting Pronouncement
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) entitled “ASU 2015-11, Inventory – Simplifying the Measurement of Inventory.” The standard requires entities to measure inventory at the lower of cost and net realizable value. The Company adopted ASU 2015-11 in the first quarter of 2017 and did not have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
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
The Company adopted ASU 2016-09 in the first quarter of 2017 and has elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized. The accounting policy election was adopted applying a modified retrospective approach, and did not have a material impact on the consolidated results of operations, financial condition, cash flows, or financial statement disclosures. Employee taxes paid for withheld shares are presented as a financing activity in the consolidated statements of cash flows, as required by the new standard, and was adopted retrospectively. Other provisions of ASU 2016-09 related to the accounting for the tax effects of stock-based payments have no impact on its consolidated results of operations, as the Company records a valuation allowance for deferred tax assets related to excess tax benefits from stock-based payment transactions.
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
In May 2014, FASB issued “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance. In March 2016, the FASB issued “ASU 2016-08, Principal vs Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued “ASU 2016-10, Identifying Performance Obligations and Licensing” which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued “ASU 2016-12, Narrow-Scope Improvements and Practical

Expedients” which provides practical expedients for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition.
The Company is continuing to evaluate the impact of the standard and its related amendments on all of its revenues and expects to complete its evaluation during the second half of 2017. The Company will adopt the new guidance effective January 1, 2018 and intends to use the modified retrospective method of adoption. Under this approach, the Company will recognize the cumulative effect, if any, of changes in revenue recognition related to prior periods as an adjustment to its opening accumulated deficit balance. Due to the complexity of certain collaboration agreements, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances. The new standard also requires more extensive disclosures related to revenue recognition, particularly in quarterly financial statements. The Company is continuing to evaluate the impact of the standard on all of its revenues, including those mentioned above, and its assessments may change in the future based on its ongoing evaluation.
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
In August 2016, FASB issued “ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The standard provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows and is intended to reduce diversity in practice with respect to these items. The standard is applied using a retrospective transition method and will become effective for the Company beginning January 1, 2018. The Company does not anticipate adoption of this standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In November 2016, FASB issued “ASU 2016-18, Statement of Cash Flows: Restricted Cash”. The standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The standard will become effective for the Company beginning January 1, 2018, with early adoption permitted. The Company does not anticipate adoption of this standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
3. Net Loss Per Share
Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Outstanding stock options, restricted stock units and warrants have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.
The following shares underlying outstanding options, restricted stock units and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	5,157	4,531
Restricted stock units	238	83
Common stock warrants	332	572
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
The Company had one customer/collaborator, Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”) that individually represented 14% and 15% of total revenue during the three months ended March 31, 2017 and 2016, respectively. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of March 31, 2017 or December 31, 2016.
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
5. Short-term Investments
Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of March 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$37,264	$5	$(28)	$37,241
U.S. government-related debt securities	14,507	—	(24)	14,483
Total available-for-sale securities	$51,771	$5	$(52)	$51,724

Type of securities as of December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$36,198	$4	$(42)	$36,160
U.S. government-related debt securities	17,312	1	(20)	17,293
Total available-for-sale securities	$53,510	$5	$(62)	$53,453

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	March 31, 2017	December 31, 2016
Maturing in one year or less	$44,701	$46,310
Maturing in one to three years	7,023	7,143
Total available-for-sale securities	$51,724	$53,453
The Company has both the intent and ability to sell its available-for-sale investments maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the consolidated balance sheet.
The following table summarizes investments that have been in a continuous unrealized loss position as of March 31, 2017 (in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$21,244	$(28)	$—	$—	$21,244	$(28)
U.S. government-related debt securities	14,483	(24)	—	—	14,483	(24)
Total	$35,727	$(52)	$—	$—	$35,727	$(52)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of March 31, 2017 and December 31, 2016 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of March 31, 2017, there were no investments in its portfolio that were other-than-temporarily impaired.
6. Fair Value Measurements
The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to measure fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1 — Quoted prices in active markets for identical assets and liabilities.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The recorded amounts of certain financial instruments, including cash, accounts receivable, prepaid expenses and other, accounts payable and accrued liabilities, approximate fair value due to their relatively short-term maturities. The recorded amount of the Company’s long-term debt approximates fair value because the related interest rates approximate rates currently available to the Company.
The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of March 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$3,705	$—	$—	$3,705
Short-term investments:
Corporate debt securities	—	37,241	—	37,241
U.S. government-related debt securities	—	14,483	—	14,483
Total	$3,705	$51,724	$—	$55,429

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$16,715	$—	$—	$16,715
Short-term investments:
Corporate debt securities	—	36,160	—	36,160
U.S. government-related debt securities	—	17,293	—	17,293
Total	$16,715	$53,453	$—	$70,168

7. Inventory
Inventory consisted of the following as of the date indicated (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$3,948	$4,277
Work in process	3,858	4,046
Finished goods	6,738	5,489
Total inventory	$14,544	$13,812
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
In October 2015, the Company amended the term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding deferred interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The Company has elected to exercise the option to defer payment of interest and has recorded $3.2 million of deferred interest through March 31, 2017. In December 2015, the Company borrowed an additional $10.0 million under the terms of the amended agreement. In June 2016, the Company borrowed an additional $5.0 million. Total borrowings and deferred interest under the amended term loan agreement were $48.2 million and $47.8 million as of March 31, 2017 and December 31, 2016, respectively.
Under the amended term loan agreement, the Company may pay interest-only for the first seven years of the term and principal payments are due in four equal installments during the eighth year of the term. The Company has the option to prepay the term loan, in whole or part, at any time subject to payment of a redemption fee of up to 4%, which declines 1% annually, with no redemption fee payable if prepayment occurs after the fourth year of the loan. In addition, a facility fee equal to 2.0% of the amount borrowed plus any accrued interest is payable at the end of the term or when the loan is repaid in full. A long-term liability of $1.1 million for the facility fee is being accreted using the effective interest method over the term of the loan agreement. Obligations under the term loan agreement are collateralized by substantially all of the Company’s assets.
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial requirements, specifically $85.0 million for 2017 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If the Company’s actual revenue is below the minimum annual revenue requirement for any given year, it may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenue and the minimum revenue requirement. The Company was in compliance with its financial covenants as of March 31, 2017.
Long-term debt and lease financing obligations, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Term loans payable	$48,202	$47,844
Lease financing obligations	26	58
Total long-term debt and lease financing obligations	48,228	47,902
Unamortized debt issuance costs	(454)	(478)
Current portion of lease financing obligations	(26)	(58)
Long-term debt and lease financing obligations, net of debt issuance costs and current portion	$47,748	$47,366

Scheduled future principal payments for outstanding debt and lease financing obligations were as follows at March 31, 2017 (in thousands):

Years Ending December 31,
Remainder of 2017	$26
2018	—
2019	—
2020	—
2021	36,152
Thereafter	12,050
$48,228
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
The Company recognized collaboration revenue related to the Celgene agreement of $0.1 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the Company had recorded $5.4 million of deferred revenue related to the Celgene collaboration, of which $1.7 million is estimated to be recognizable as revenue within one year.
Merck & Co., Inc.
In May 2015, the Company entered into a clinical research collaboration agreement with Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1therapy, KEYTRUDA. Under the terms of the collaboration agreement, the Company received $3.9 million in payments during 2015.
In February 2016, the Company expanded its collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. In connection with the execution of the development collaboration agreement, the Company and Merck terminated the May 2015 clinical research collaboration and moved all remaining activities under the related work plan to the new development collaboration agreement. Under the terms of the new collaboration agreement, the Company is responsible for developing and validating the diagnostic test and, if the parties thereafter determine to proceed, will also be responsible for seeking regulatory approval for and commercializing the related test products. During 2016, the Company received $12.0 million upfront as a technology access fee and is eligible to receive up to an additional $12.0 million of near-term preclinical milestone payments, of which $8.5 million was achieved and received during 2016, and other potential downstream regulatory milestone payments. In addition, the Company is eligible to receive funding for certain development costs.
The Company recognized collaboration revenue of $2.1 million and $1.3 million related to the Merck agreement for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had recorded $20.9 million of deferred revenue related to the Merck collaboration, $11.7 million of which is estimated to be recognized as revenue within one year. The Company received development funding of $1.8 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively.
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
During the three months ended March 31, 2017, the Company increased its estimated future costs related to the Medivation/Astellas agreement, resulting in a $0.2 million reduction of cumulative revenue for the three months ended March 31, 2017. The Company recognized collaboration revenue of $0.6 million related to the Medivation/Astellas agreement for the three months ended March 31, 2016. As of March 31, 2017, the Company had recorded $10.6 million of deferred revenue related to the Medivation/Astellas collaboration, $4.0 million of which is estimated to be recognized as revenue within one year. The Company received development funding of $0.4 million for the three months ended March 31, 2017 and none for the three months ended March 31, 2016.
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

South Korea, Singapore, Malaysia and Australia. Revenue by geography was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Americas	$12,211	$10,083
Europe & Middle East	4,415	2,853
Asia Pacific	1,437	1,761
Total revenue	$18,063	$14,697
Total revenue in the United States was $11.8 million and $9.6 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.

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
Overview
We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of March 31, 2017, we have an installed base of approximately 510 systems, which our customers have used to publish over 1,550 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we are collaborating with several biopharmaceutical companies to develop companion diagnostics, in vitro diagnostic tests to be used to identify which patients are most likely to respond to a particular drug therapy.
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
We have three collaborations in place with biopharmaceutical companies for the development and commercialization of companion diagnostic assays to be used to identify patients most likely to respond to a particular drug therapy. The agreements are structured generally to provide us with a combination of upfront technology access fees, potential milestone payments, development funding and, in one instance, payments to support commercialization. The collaboration agreements generally provide near-term cash that is deferred and recognized in future periods based on the proportion of work completed.
Our total revenue has increased to $18.1 million for the three months ended March 31, 2017 from $14.7 million for the first three months of 2016. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $18.9 million and $14.6 million for the three months ended March 31, 2017 and 2016, respectively, and as of March 31, 2017 our accumulated deficit was $288.4 million.
Results of Operations
Revenue
Our product revenue consists of sales of our nCounter Analysis Systems and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with extended service agreements, and sample processing. Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis Systems and purchase related consumables. Collaboration revenue is derived primarily from our collaborations with Celgene, Merck and Medivation and Astellas.
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

	Three Months Ended March 31,
	2017	2016	% Change
	(In thousands)
Americas	$12,211	$10,083	21%
Europe & Middle East	4,415	2,853	55%
Asia Pacific	1,437	1,761	(18)%
Total revenue	$18,063	$14,697	23%

The following table reflects the breakdown of revenue.

	Three Months Ended March 31,
	2017	2016	% Change
	(In thousands)
Product revenue:
Instruments	$4,470	$3,402	31%
Consumables	8,592	7,208	19%
In vitro diagnostic kits	1,439	754	91%
Total product revenue	14,501	11,364	28%
Service revenue	1,264	772	64%
Total product and service revenue	15,765	12,136	30%
Collaboration revenue	2,298	2,561	(10)%
Total revenue	$18,063	$14,697	23%
The growth in instrument revenue was driven by an increase in the number of instruments sold for the three months ended March 31, 2017 as compared to the same period in 2016. Approximately half of the systems sold during the three months ended March 31, 2017 were SPRINT Profilers, consistent with our expectations. The increase in consumables revenue for the three month period was driven by growth in our installed base of instruments. Revenue from in vitro diagnostic kits increased for the three month period as sales of Prosigna kits continued to grow as more laboratories have adopted the test and coverage by third-party payers has increased since we launched the product in late 2013. The increase in service revenue for the three month period was primarily related to an increase in the number of instruments covered by service agreements and the initiation of sample processing under our new Digital Spatial Profiling technology access program.
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

	Three Months Ended March 31,
	2017	2016	% Change
	(Dollars in thousands)
Cost of product and service revenue	$7,163	$5,870	22%
Product and service gross profit	$8,602	$6,266	37%
Product and service gross margin	55%	52%
The increase in cost of product and service revenue for the three months ended March 31, 2017 was related to the overall increased volume of products and services sold. The increase in gross margin on product and service revenue for the three months ended March 31, 2017 was primarily due to the addition of new high margin service revenues from our Digital Spatial Profiling technology access program; reductions in inventory-related period costs; and a lower royalty rate on our license of the foundational nCounter patents due to the achievement of a cumulative revenue milestone that took effect in the third quarter of 2016. Costs related to collaboration revenue are included in research and development expense.
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
Given the relatively small size of our research and development staff and the limited number of active projects at any given time, we have found that, to date, it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, other than for collaborations and certain major technology development programs, we do not require employees to report their time by project, nor do we allocate our research and development costs to individual projects, other than for collaborations. Research and development expense by functional area was as follows:

	Three Months Ended March 31,
	2017	2016	% Change
	(In thousands)
Core nCounter platform technology	$3,396	$1,868	82%
Manufacturing process development	728	597	22%
Life sciences products and applications	1,702	1,525	12%
Diagnostic product development	2,000	1,223	64%
Clinical, regulatory and medical affairs	1,692	1,110	52%
Facility allocation	1,283	885	45%
Total research and development expense	$10,801	$7,208	50%
The increase in research and development expense for the three months ended March 31, 2017 was primarily attributable to a $1.8 million increase in staffing and personnel-related costs, increased supply costs of $0.8 million and professional fees of $0.3 million to support the advancement of our biopharma diagnostic collaborations and technology and product development activities, including 3D Biology, Digital Spatial Profiling and Hyb & Seq sequencing chemistry. In addition, facility costs increased $0.4 million due to expansion of our leased space for research and development activities.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows as we continue to introduce new products, broaden our customer base and grow our business. We intend to add staff focused on sales of consumables to our existing instrument base. We believe this investment will enable our existing sales representatives to focus on instrument sales and help drive the growth of our installed instrument base. Legal, accounting and compliance costs have also increased as a result of our being a public company, and we expect them to continue to increase as our business grows.
Selling, general and administrative expense was as follows:

	Three Months Ended March 31,
	2017	2016	% Change
	(In thousands)
Selling, general and administrative expense	$17,565	$14,904	18%

The increase in selling, general and administration expense for the three months ended March 31, 2017 was primarily attributable to a $2.2 million increase in staffing and personnel-related costs to support sales and marketing and administration, and increased sales and marketing costs of $0.7 million related to promotional events and other external activities.

Other Income (Expense)

	Three Months Ended March 31,
	2017	2016	% Change
	(In thousands)
Interest income	$147	$68	116%
Interest expense	(1,501)	(1,315)	14%
Other income (expense), net	13	(71)	(118)%
Total other income (expense), net	$(1,341)	$(1,318)	2%
For the three months ended March 31, 2017, interest expense increased primarily due to an increase in outstanding long-term debt borrowings. The average balance of long-term debt outstanding was $48.1 million and $41.9 million for the three months ended March 31, 2017 and 2016, respectively.
Liquidity and Capital Resources
As of March 31, 2017, we had cash, cash equivalents and short-term investments totaling $57.1 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: the nature and timing of any additional companion diagnostic development collaborations we may establish; market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; the nature and timing of any additional companion diagnostic development collaborations we may establish; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
Sources and Uses of Funds
Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. For the three months ended March 31, 2017, we received $2.8 million in cash receipts from our collaboration agreements. However, the timing and amount of such receipts in the future are uncertain and therefore we may require larger amounts of cash to fund our operations over at least the next several years.
In May 2015, we entered into a sales agreement with a sales agent to sell shares of our common stock through an “at the market” equity offering program, pursuant to which we sold 1,062,330 and 960,400 shares during 2016 and 2015, respectively, for net proceeds of $26.1 million and $12.5 million, respectively. The sales agreement automatically terminated when we sold the maximum number of shares allowed under the agreement.
In April 2014, we entered into a term loan agreement under which up to $45.0 million could be borrowed, including an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, we borrowed $20.0 million and in October 2014, we borrowed an additional $10.0 million under the term loan agreement.
In October 2015, we amended our term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding accrued interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at our option and paid together with the principal at maturity. We have elected to exercise the option to defer a portion of the interest and we have recorded $3.2 million of deferred interest through March 31, 2017. In December 2015, we borrowed an additional $10.0 million under the terms of the amended agreement and in June 2016, we borrowed an additional $5.0 million. Total borrowings under the amended term loan agreement were $48.2 million as of March 31, 2017.
Under the amended term loan agreement, we may pay interest-only for the first seven years of the term and principal payments are due in four equal installments during the eighth year of the term. We have the option to prepay the term loan, in whole or part, at any time subject to payment of a redemption fee of up to 4%, which declines 1% annually, with no redemption fee payable if prepayment occurs after the fourth year of the loan. In addition, a facility fee equal to 2.0% of the amount borrowed plus any deferred interest is payable at the end of the term or when the loan is repaid in full. A long-term liability of $1.1 million for the facility fee is being accreted using the effective interest method for the facility fee over the term of the loan agreement. Obligations under the term loan agreement are collateralized by substantially all of our assets.
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial covenants, which is $85.0 million for 2017 with annual increases of $15 million for each subsequent fiscal year thereafter. If our actual revenue is below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenue and the minimum revenue requirement. We were in compliance with our covenants as of March 31, 2017.
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
Our operating cash requirements may increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems among research customers and clinical laboratories and continue to promote consumable usage, including Prosigna, (2) commercialize, and conduct studies to expand the clinical utility of Prosigna and develop new diagnostic tests under our three biopharma collaborations, and (3) develop new applications, chemistry and instruments for our nCounter platform, as we cannot be certain our revenue will grow sufficiently to offset our operating expense increases, nor can we be certain that we will be successful in continuing to generate cash from new collaborations to help fund our operations.
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
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash (used in) provided by operating activities	$(15,266)	$7,581
Cash used in investing activities	(843)	(828)
Cash provided by financing activities	934	968
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
For the three months ended March 31, 2017, net cash used in operating activities consisted of our net loss of $18.9 million, which was offset by $3.6 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, and amortization of premium on short-term investments.
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
Investing Cash Flows
Our most significant investing activities for the three months ended March 31, 2017 and 2016 were related to the purchase and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
In the three months ended March 31, 2017 and 2016, we purchased $2.5 million and $0.8 million, respectively, of property and equipment required to support the growth and expansion of our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and debt borrowings.
Net cash provided by financing activities for the three months ended March 31, 2017 consisted of Employee Stock Purchase Plan proceeds of $0.9 million and $0.3 million of proceeds from the exercise of stock options. These proceeds were partially offset by tax payments of $0.2 million related to net share settlements of restricted stock units.
Net cash provided by financing activities for the three months ended March 31, 2016 consisted of Employee Stock Purchase Plan proceeds of $0.8 million and $0.3 million of proceeds from the exercise of stock options. These proceeds were partially offset by the repayment of lease financing obligations of $0.1 million.
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
There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2017 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 9, 2017.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 of the Notes to the Consolidated Financial Statements under Item 1 of this report.

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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on April 1, 2017 and sustained throughout the period ended March 31, 2018, would not be material.
As of March 31, 2017, the principal outstanding under our term borrowings was $48.2 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.
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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $18.9 million and $14.6 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $288.4 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. For example, in the fourth quarter of 2016, total revenue did not meet expectations which adversely affected our stock price. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.
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
We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on which we develop diagnostic tests. For example, we licensed the rights to intellectual property that forms the basis of Prosigna from Bioclassifier, LLC, which was founded by several of our research customers engaged in translational research. Similarly, in connection with our collaboration with Celgene Corporation, we licensed the rights to intellectual property relating to a gene signature for lymphoma subtyping, which was discovered by a consortium of researchers including several of our research customers, from the National Institutes of Health. In connection with our collaborations with Merck and Medivation Inc. and Astellas Pharma Inc. to develop companion diagnostic tests, our partners have licensed the technology for such tests to us. We intend to enter into more such arrangements with our research customers and other researchers, including biopharmaceutical companies, for development of future diagnostic products. However, there is no assurance that we will be successful in doing so. In particular, our customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. Furthermore, significant consolidation in the life sciences industry has occurred during the last several years and in connection with such consolidation, the combined company often reassesses its development priorities which may impact our existing collaborations or future opportunities. Even if we establish new relationships, we or our collaborators may terminate the relationship or they may never result in the successful development or commercialization of future tests.
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
The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in September 2015, we launched our first 3D Biology application, a new product that allows users to simultaneously measure gene and protein expression from a single sample. In 2016 and 2017, we launched additional 3D Biology panels, including our first for the measurement of DNA mutations. The future growth of the market for these new products depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods of genomic analysis. Also, in 2015, we commercially launched a new version of our nCounter Analysis system for research, the nCounter SPRINT Profiler. If the markets for our new products do not develop as we expect, our business may be adversely affected. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed.
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
We may experience manufacturing problems or delays that could limit our growth or adversely affect our operating results
Our consumable products are manufactured at our Seattle, Washington facility using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction, quality issues with components and materials sourced from third-party suppliers or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in production or require us to voluntarily recall of our consumable products. Identifying and resolving the cause of any such manufacturing or supplier issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.
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
For the three months ended March 31, 2017 and 2016, approximately 33% and 31%, respectively, of our revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.
The decision of the United Kingdom to withdraw from the European Union has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, the Europe-wide market authorization framework for our products (and for the drugs sold by our collaboration partners in the pharmaceutical industry) may also change. Furthermore, we currently operate in Europe through a subsidiary based in the United Kingdom, which provides us with certain operational, tax and other benefits, as well as through other subsidiaries in Europe. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the European Union, may adversely affect our operating results and growth prospects.
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
We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have not made any acquisitions to date, and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•	disruption in our relationships with customers, distributors or suppliers as a result of such a transaction;

•	unanticipated liabilities related to acquired companies;

•	difficulties integrating acquired personnel, technologies and operations into our existing business;

•	diversion of management time and focus from operating our business;

•	increases in our expenses and reductions in our cash available for operations and other uses; and

•	possible write-offs or impairment charges relating to acquired businesses.
Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.
Also, the anticipated benefit of any strategic transaction may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.
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
In addition, we sell dual-use instruments with software that has both FDA-cleared functions and research functions, for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, FDA issued a guidance document that described FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and device functions for which approval/clearance is not required. There is a risk that the FDA could take enforcement action against a manufacturer for distributing dual-use instruments if the company does not follow the restrictions discussed in the guidance document. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, and the instruments are being promoted off-label. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products. The FDA has proposed that these devices be exempt in the future from the requirement for FDA clearance. The comment period for the proposal closes on May 15, 2017.

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
A clinical laboratory can use nCounter Elements reagents to create what is called a Laboratory Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests.  Historically, LDTs generally have not been subject to FDA regulations. In October 2014, the FDA issued draft guidance documents proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could decrease demand for our nCounter Elements reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. While FDA announced in November 2016 that it did not intend to seek finalization of the draft LDT guidances, Congress could enact legislation that could result in FDA regulation of some LDTs. If legislation were enacted, it could adversely affect demand for our nCounter Elements reagents.
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
Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies we are required to obtain either prior 510(k) clearance or prior pre-market application approval, or PMA approval, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. We may pursue additional intended uses for Prosigna that require a PMA approval, which is a more burdensome regulatory process than the 510(k) clearance process. In addition, we are currently collaborating with Celgene, Merck and Medivation and Astellas on companion diagnostics. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), the Agency expects that companion diagnostics usually will require a PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, i.e., diagnostics that do not meet the definition of an IVD companion diagnostic but are nonetheless beneficial for therapeutic product development or clinical decision making. If we developed a diagnostic device that was cleared or approved apart from a therapeutic product, rather than as a companion diagnostic, this may result in potentially reduced revenue for the test as the labeling of the drug would not reference the need for the diagnostic test.
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
We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including additional indications for Prosigna. Accordingly, we expect to rely on third parties, such as medical institutions, clinical investigators, consultants, and collaborators to conduct such studies. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to ensure compliance with various procedures required under good clinical practices and regulatory requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.
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
Certain of our products are regulated as medical devices, including Prosigna, the nCounter Dx Analysis System and nCounter Elements reagents. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review. These include routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. It is expected that in mid-2017 the European Union will adopt the IVD Directive Regulation, currently being finalized, which would increase the regulatory requirements applicable to some in vitro diagnostics in the EU and would require that we re-classify and obtain pre-approval for our existing CE-marked IVD products within a 5-year grace period. We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. For example, following discussions with the FDA regarding the appropriate classification for our nCounter Elements TagSets as General Purpose Reagents, we submitted a de novo application to the FDA requesting classification of nCounter Elements TagSets as a Class I medical device. The FDA has requested additional information in support of our application. The promotional claims we can make for Prosigna are limited to the cleared (or equivalent) indication. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the U.S. and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 31, 2017, we owned or licensed 15 issued U.S. patents and approximately 43 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 217 pending and granted counterpart applications worldwide, including 90 country-specific validations of 10 European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
Holders of approximately 3.4 million shares (including shares underlying outstanding warrants), or approximately 16%, of our outstanding shares as of March 31, 2017, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.
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
Our executive officers and directors together with their respective affiliates, own approximately 19% of our outstanding common stock as of March 31, 2017. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
10.1
Amendment No 3 to Term Loan Agreement dated February 17, 2017, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II – Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.

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

NANOSTRING TECHNOLOGIES, INC.

Date:	May 5, 2017	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2017	By:	/s/ James A. Johnson
James A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Amendment No 3 to Term Loan Agreement dated February 17, 2017, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II – Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.

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