Form 10-Q
period 2017-06-30
NanoString Technologies Inc
filed 2017-08-09
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
As of August 4, 2017 there were 25,204,603 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$40,647	$20,583
Short-term investments	58,690	53,453
Accounts receivable, net	18,482	22,193
Inventory	15,759	13,812
Prepaid expenses and other	5,305	3,744
Total current assets	138,883	113,785
Restricted cash	143	143
Property and equipment, net	13,644	12,158
Other assets	372	287
Total assets	$153,042	$126,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,770	$4,935
Accrued liabilities	11,609	12,344
Deferred revenue, current portion	17,067	19,033
Deferred rent, current portion	444	13
Lease financing obligations, current portion	—	58
Total current liabilities	32,890	36,383
Deferred revenue, net of current portion	11,322	22,664
Deferred rent and other long-term liabilities	8,669	7,655
Long-term debt and lease financing obligations, net of current portion and debt issuance costs	48,137	47,366
Total liabilities	101,018	114,068
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 25,166 and 21,528 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	345,022	281,900
Accumulated other comprehensive loss	(53)	(57)
Accumulated deficit	(292,947)	(269,540)
Total stockholders’ equity	52,024	12,305
Total liabilities and stockholders’ equity	$153,042	$126,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product and service	$18,310	$17,488	$34,075	$29,624
Collaboration	16,282	5,139	18,581	7,700
Total revenue	34,592	22,627	52,656	37,324
Costs and expenses:
Cost of product and service revenue	8,224	7,871	15,387	13,741
Research and development	11,038	8,799	21,839	16,007
Selling, general and administrative	18,644	15,507	36,210	30,411
Total costs and expenses	37,906	32,177	73,436	60,159
Loss from operations	(3,314)	(9,550)	(20,780)	(22,835)
Other income (expense):
Interest income	150	94	297	162
Interest expense	(1,528)	(1,326)	(3,029)	(2,641)
Other income (expense), net	184	12	197	(59)
Total other income (expense), net	(1,194)	(1,220)	(2,535)	(2,538)
Net loss before provision for income tax	(4,508)	(10,770)	(23,315)	(25,373)
Provision for income tax	(47)	(35)	(92)	(35)
Net loss	$(4,555)	$(10,805)	(23,407)	(25,408)
Net loss per share - basic and diluted	$(0.20)	$(0.55)	$(1.06)	$(1.29)
Weighted average shares used in computing basic and diluted net loss per share	22,672	19,803	22,121	19,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(4,555)	$(10,805)	$(23,407)	$(25,408)
Change in unrealized gain or loss on short-term investments	(5)	23	4	56
Comprehensive loss	$(4,560)	$(10,782)	$(23,403)	$(25,352)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(23,407)	$(25,408)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,661	1,451
Stock-based compensation expense	5,109	4,309
Amortization of premium on short-term investments	78	73
Interest accrued on long-term debt	85	74
Conversion of accrued interest to long-term debt	724	632
Bad debt expense	201	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,515	(5,516)
Inventory	(2,472)	(3,283)
Prepaid expenses and other	(1,506)	260
Other assets	(87)	(89)
Accounts payable	(392)	660
Accrued liabilities	(488)	(2,832)
Deferred revenue	(13,307)	32,314
Deferred rent and other liabilities	1,320	1,675
Net cash (used in) provided by operating activities	(28,966)	4,320
Investing activities
Purchases of property and equipment	(3,384)	(2,231)
Proceeds from sale of short-term investments	1,000	1,250
Proceeds from maturity of short-term investments	28,474	16,700
Purchases of short-term investments	(34,785)	(28,625)
Net cash used in investing activities	(8,695)	(12,906)
Financing activities
Borrowings under long-term debt agreement	—	5,000
Repayment of lease financing obligations	(58)	(135)
Proceeds from sale of common stock, net	56,486	—
Tax withholdings related to net share settlements of restricted stock units	(248)	—
Proceeds from issuance of common stock for employee stock purchase plan	926	767
Proceeds from exercise of stock options	601	395
Net cash provided by financing activities	57,707	6,027
Net (decrease) increase in cash and cash equivalents	20,046	(2,559)
Effect of exchange rate changes on cash and cash equivalents	18	(3)
Cash and cash equivalents
Beginning of period	20,583	21,856
End of period	$40,647	$19,294
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
In June 2017, the Company completed an underwritten public offering of 3,450,000 shares of common stock, including the exercise by the underwriter of an over-allotment option for 450,000 shares of common stock, for total gross proceeds of $57.8 million. After underwriters’ fees and commissions and other expenses of the offering, the Company’s aggregate net proceeds were approximately $56.5 million.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
Recently Adopted Accounting Pronouncement
In July 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) entitled “ASU 2015-11, Inventory – Simplifying the Measurement of Inventory.” The standard requires entities to measure inventory at the lower of cost and net realizable value. The Company adopted ASU 2015-11 in the first quarter of 2017 and adoption did not have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
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
The Company adopted ASU 2016-09 in the first quarter of 2017 and has elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized. The accounting policy election was adopted applying a modified retrospective approach, and did not have a material impact on the consolidated results of operations, financial condition, cash flows, or financial statement disclosures. Employee taxes paid for withheld shares are presented as a financing activity in the consolidated statements of cash flows, as required by the new standard, and was adopted retrospectively. Other provisions of ASU 2016-09 related to the accounting for the tax effects of stock-based payments have no impact on consolidated results of operations, as the Company records a valuation allowance for deferred tax assets related to excess tax benefits from stock-based payment transactions.
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
In May 2014, FASB issued “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and requires more extensive disclosures related to revenue recognition, particularly in quarterly financial statements. In March 2016, the FASB issued “ASU 2016-08,

Principal vs Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued “ASU 2016-10, Identifying Performance Obligations and Licensing” which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued “ASU 2016-12, Narrow-Scope Improvements and Practical Expedients” which provides practical expedients for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition.
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
In May 2017, FASB issued “ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting”. The standard clarifies which changes to the terms or conditions of a share-based payment award are required to be accounted for as modifications. The standard will become effective for the Company beginning January 1, 2018, with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
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
The following shares underlying outstanding options, restricted stock units and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	5,409	4,736	5,284	4,623
Restricted stock units	272	117	255	100
Common stock warrants	332	516	332	544
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
The Company had two customers/collaborators, Medivation, Inc. (“Medivation”) and Astellas Pharma Inc. (“Astellas”), and Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”) that individually represented 33% and 13% of total revenue during the three months ended June 30, 2017, respectively. These two customers/collaborators represented 21% and 13% of total revenue during the six months ended June 30, 2017. During the three and six months ended June 30, 2016, Merck represented 13% and 14% of total revenue, respectively. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of June 30, 2017 or December 31, 2016.
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
5. Short-term Investments
Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of June 30, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$47,239	$—	$(28)	$47,211
U.S. government-related debt securities	11,504	—	(25)	11,479
Total available-for-sale securities	$58,743	$—	$(53)	$58,690

Type of securities as of December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$36,198	$4	$(42)	$36,160
U.S. government-related debt securities	17,312	1	(20)	17,293
Total available-for-sale securities	$53,510	$5	$(62)	$53,453

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	June 30, 2017	December 31, 2016
Maturing in one year or less	$54,688	$46,310
Maturing in one to three years	4,002	7,143
Total available-for-sale securities	$58,690	$53,453

The Company has both the intent and ability to sell its available-for-sale investments maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the consolidated balance sheet.
The following table summarizes investments that have been in a continuous unrealized loss position as of June 30, 2017 (in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$31,061	$(28)	$—	$—	$31,061	$(28)
U.S. government-related debt securities	11,479	(25)	—	—	11,479	(25)
Total	$42,540	$(53)	$—	$—	$42,540	$(53)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of June 30, 2017 and December 31, 2016 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of June 30, 2017, there were no investments in its portfolio that were other-than-temporarily impaired.
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
The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of June 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$38,028	$—	$—	$38,028
Short-term investments:
Corporate debt securities	—	47,211	—	47,211
U.S. government-related debt securities	—	11,479	—	11,479
Total	$38,028	$58,690	$—	$96,718

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$16,715	$—	$—	$16,715
Short-term investments:
Corporate debt securities	—	36,160	—	36,160
U.S. government-related debt securities	—	17,293	—	17,293
Total	$16,715	$53,453	$—	$70,168

7. Inventory
Inventory consisted of the following as of the date indicated (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$4,988	$4,277
Work in process	4,248	4,046
Finished goods	6,523	5,489
Total inventory	$15,759	$13,812
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
In October 2015, the Company amended the term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding deferred interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The Company has elected to exercise the option to defer payment of interest and has recorded $3.6 million of deferred interest through June 30, 2017. In December 2015, the Company borrowed an additional $10.0 million under the terms of the amended agreement. In June 2016, the Company borrowed an additional $5.0 million. Total borrowings and deferred interest under the amended term loan agreement were $48.6 million and $47.8 million as of June 30, 2017 and December 31, 2016, respectively.
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
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial requirements, specifically $85.0 million for 2017 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If the Company’s actual revenue is below the minimum annual revenue requirement for any given year, it may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenue and the minimum revenue requirement. The Company was in compliance with its financial covenants as of June 30, 2017.
Long-term debt and lease financing obligations, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Term loans payable	$48,568	$47,844
Lease financing obligations	—	58
Total long-term debt and lease financing obligations	48,568	47,902
Unamortized debt issuance costs	(431)	(478)
Current portion of lease financing obligations	—	(58)
Long-term debt and lease financing obligations, net of debt issuance costs and current portion	$48,137	$47,366

Scheduled future principal payments for outstanding debt were as follows at June 30, 2017 (in thousands):

Years Ending December 31,
Remainder of 2017	$—
2018	—
2019	—
2020	—
2021	36,426
Thereafter	12,142
$48,568
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
The Company recognized collaboration revenue related to the Celgene agreement of $0.5 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, the Company had recorded $5.0 million of deferred revenue related to the Celgene collaboration, of which $1.7 million is estimated to be recognizable as revenue within one year.
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
The Company recognized collaboration revenue of $4.5 million and $2.6 million related to the Merck agreement for the three months ended June 30, 2017 and 2016, respectively, and $6.6 million and $3.9 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had recorded $18.8 million of deferred revenue related to the Merck collaboration, $11.7 million of which is estimated to be recognized as revenue within one year. The Company received development funding of $1.5 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively, and $3.3 million and $3.9 million for the six months ended June 30, 2017 and 2016, respectively.
Medivation, Inc. and Astellas Pharma, Inc.
In January 2016, the Company entered into a collaboration agreement with Medivation and Astellas to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. In September 2016, Medivation was acquired by Pfizer, Inc. ("Pfizer") and became a wholly owned subsidiary of Pfizer. In May 2017, the Company received notification from Pfizer and Astellas terminating the collaboration agreement as a result of a decision to discontinue the related clinical trial.
During the three and six months ended June 30, 2017, the Company recognized collaboration revenue of $11.3 million and $11.1 million, respectively, including the favorable impact of a $1.0 million termination penalty receivable at June 30, 2017. The Company recognized collaboration revenue of $1.5 million and $2.1 million related to the Medivation/Astellas agreement for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, the Company had recorded $0.3 million of deferred revenue related to the Medivation/Astellas collaboration, which is estimated to be recognized as revenue within one year.
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
The following table of total revenue is based on the geographic location of the Company’s customers, distributors and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Americas consists of the United States, Canada, Mexico and South America; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia, India and Australia. Revenue by geography was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Americas	$27,341	$16,319	$39,552	$26,404
Europe & Middle East	5,237	4,880	9,653	7,733
Asia Pacific	2,014	1,428	3,451	3,187
Total revenue	$34,592	$22,627	$52,656	$37,324
Total revenue in the United States was $26.8 million and $15.7 million for the three months ended June 30, 2017 and 2016, respectively, and $38.6 million and $25.3 million for the six months ended June 30, 2017 and 2016, respectively. The

Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.
12. Subsequent Event
In August 2017, the Company entered into a collaboration agreement with Lam Research Corporation (“Lam”) with respect to the development and commercialization of the Company's Hyb & Seq sequencing platform and related assays. Pursuant to the terms of the collaboration agreement, Lam will provide the Company with up to $50.0 million in development funding and support, payable quarterly, based on allowable development costs. Lam is eligible to receive certain royalty payments on net sales by the Company of certain products and technologies developed under the collaboration agreement. The maximum amount of royalties payable to Lam will be capped at an amount up to three times the amount of development funding actually provided by Lam. The Company will also retain exclusive rights to obtain regulatory approval, manufacture and commercialize the Hyb & Seq products. Lam will participate in development through a joint steering committee. The Company has also agreed to reimburse Lam for certain costs incurred by up to ten full-time Lam employees in accordance with the product development plan.
In connection with the execution of the collaboration agreement, the Company issued Lam a warrant to purchase up to 1.0 million shares of the Company’s common stock with the number of underlying shares proportionate to the amount of the $50.0 million in development funding actually provided by Lam. The exercise price of the warrant is $16.75 per share. The warrant will expire on the seventh anniversary of the issuance date. The issuance of the warrant was exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

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

Overview
We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of June 30, 2017, we have an installed base of approximately 540 systems, which our customers have used to publish over 1,600 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we are collaborating with biopharmaceutical companies to develop companion diagnostics, in vitro diagnostic tests to be used to identify which patients are most likely to respond to a particular drug therapy.
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
We have two collaborations in place with biopharmaceutical companies for the development and commercialization of companion diagnostic assays to be used to identify patients most likely to respond to a particular drug therapy. The agreements are structured generally to provide us with a combination of upfront technology access fees, potential milestone payments, development funding and, in one instance, payments to support commercialization. The collaboration agreements generally provide near-term cash that is deferred and recognized in future periods based on the proportion of work completed.
In August 2017, we entered into a collaboration agreement with Lam Research Corporation, or Lam, with respect to the development and commercialization of our Hyb & Seq sequencing platform and related assays. Pursuant to the terms of the collaboration agreement, Lam will provide us with up to $50.0 million in development funding and support, payable quarterly, based on allowable development costs. Lam is eligible to receive certain royalty payments on net sales by us of certain products and technologies developed under the collaboration agreement. The maximum amount of royalties payable to Lam will be capped at an amount up to three times the amount of development funding actually provided by Lam. We will also retain exclusive rights to obtain regulatory approval, manufacture and commercialize the Hyb & Seq products. Lam will participate in development through a joint steering committee. We have also agreed to reimburse Lam for certain costs incurred by up to ten full-time Lam employees in accordance with the product development plan.
Our total revenue has increased to $52.7 million for the six months ended June 30, 2017 from $37.3 million for the first six months of 2016. Historically, we have generated a majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $23.4 million and $25.4 million for the six months ended June 30, 2017 and 2016, respectively, and as of June 30, 2017 our accumulated deficit was $292.9 million.
Results of Operations
Revenue
Our product revenue consists of sales of our nCounter Analysis Systems and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with extended service agreements and sample processing. Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis Systems and purchase related consumables. Collaboration revenue is derived primarily from our collaborations with Celgene and Merck and, historically, our terminated collaboration with Medivation and Astellas.

The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands)			(In thousands)
Americas	$27,341	$16,319	68%	$39,552	$26,404	50%
Europe & Middle East	5,237	4,880	7%	9,653	7,733	25%
Asia Pacific	2,014	1,428	41%	3,451	3,187	8%
Total revenue	$34,592	$22,627	53%	$52,656	$37,324	41%

The following table reflects the breakdown of revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands)			(In thousands)
Product revenue:
Instruments	$6,035	$6,444	(6)%	$10,505	$9,846	7%
Consumables	9,194	9,068	1%	17,786	16,276	9%
In vitro diagnostic kits	1,835	1,241	48%	3,274	1,995	64%
Total product revenue	17,064	16,753	2%	31,565	28,117	12%
Service revenue	1,246	735	70%	2,510	1,507	67%
Total product and service revenue	18,310	17,488	5%	34,075	29,624	15%
Collaboration revenue	16,282	5,139	217%	18,581	7,700	141%
Total revenue	$34,592	$22,627	53%	$52,656	$37,324	41%
For the three months ended June 30, 2017, we saw a decline in instrument revenue as compared to the same period in 2016. Overall, the number of instruments sold during the three months ended June 30, 2017 was comparable to the same period in 2016. The decrease in revenue was driven largely by an increase in the volume of instruments sold by our international distributors, primarily in our Asia Pacific region, which generally have a lower average sales price than our direct sales in the United States and Europe. The volume of SPRINT Profilers sold during the three months ended June 30, 2017 represented approximately 40% of our instrument sales during the period, down slightly from the prior year. The increase in instrument revenue for the six months ended June 30, 2017 was driven by an increased volume of instruments sold, partially offset by lower average selling prices resulting from increased volumes of international distributor sales compared to 2016. The volume of SPRINT Profilers sold during the six months ended June 30, 2017 was consistent with the prior year.
The increase in consumables revenue for the three and six month periods was driven by growth in our installed base of instruments. Revenue from in vitro diagnostic kits increased for the three and six month periods driven by increasing sales of Prosigna kits as more laboratories have adopted the test and coverage by third-party payers has increased since the product launched in late 2013. The increase in service revenue for the three and six month periods was primarily related to an increase in the number of instruments covered by service agreements and the initiation of sample processing under our new Digital Spatial Profiling technology access program. Collaboration revenue increased for the three and six months ended June 30, 2017, due primarily to the termination of our Medivation and Astellas agreement, resulting in recognition of collaboration revenue of $11.3 million and $11.1 million for the three and six months ended June 30, 2017, respectively, including the favorable impact of a $1.0 million termination penalty.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)			(Dollars in thousands)
Cost of product and service revenue	$8,224	$7,871	4%	$15,387	$13,741	12%
Product and service gross profit	$10,086	$9,617	5%	$18,688	$15,883	18%
Product and service gross margin	55%	55%		55%	54%
The increase in cost of product and service revenue for the three and six months ended June 30, 2017 was related to the overall increased volume of products and services sold. Gross margin on product and service revenue for both the three and six months ended June 30, 2017 benefited from a shift in revenue mix from instruments to consumables, driven in large part by continued strong growth in Prosigna in vitro diagnostic kit revenue; the addition of new higher margin service revenue from our Digital Spatial Profiling technology access program; and a lower royalty rate on our license of the foundational nCounter patents due to the achievement of a cumulative revenue milestone that took effect in the third quarter of 2016. These favorable trends were tempered, more significantly for the three month period, by the sale of a higher proportion of instruments to distributors, which generate lower gross margins compared to direct sales, and a write-off of raw materials that did not support our product specifications. Costs related to collaboration revenue are included in research and development expense.
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
Given the relatively small size of our research and development staff and the limited number of active projects at any given time, we have found that it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, other than for collaborations and certain major technology development programs, we have not required employees to report their time by project, nor have we allocated our research and development costs to individual projects, other than collaborations. Research and development expense by functional area was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands)			(In thousands)
Core nCounter platform technology	$3,670	$2,451	50%	$7,065	$4,319	64%
Manufacturing process development	712	652	9%	1,439	1,249	15%
Life sciences products and applications	2,039	1,593	28%	3,741	3,119	20%
Diagnostic product development	1,744	1,792	(3)%	3,744	3,015	24%
Clinical, regulatory and medical affairs	1,589	1,357	17%	3,282	2,467	33%
Facility allocation	1,284	954	35%	2,568	1,838	40%
Total research and development expense	$11,038	$8,799	25%	$21,839	$16,007	36%
The increase in research and development expense for the three months ended June 30, 2017 was primarily attributable to a $1.6 million increase in staffing and personnel-related costs and increased professional fees of $0.6 million to support the advancement of our biopharma diagnostic collaborations and technology and product development activities, including 3D Biology, Digital Spatial Profiling and Hyb & Seq sequencing chemistry. In addition, facility costs increased $0.4 million due to expansion of our leased space for research and development activities. These increases were partially offset by a decrease in supply costs of $0.4 million for diagnostic product development activities.

The increase in in research and development expense for the six months ended June 30, 2017 was primarily attributable to a $3.4 million increase in staffing and personnel-related costs, increased professional fees of $0.9 million and supply costs of $0.4 million to support the advancement of our biopharma diagnostic collaborations and technology and product development activities. In addition, facility costs increased $0.7 million due to expansion of our leased space for research and development activities.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows as we continue to introduce new products, broaden our customer base and grow our business. In the first half of 2017, we made significant additions to our sales force, including staff focused on sales of consumables to our existing instrument base. We believe this investment will enable our existing sales representatives to focus on instrument sales and help drive the growth of our installed instrument base. Legal, accounting and compliance costs have also increased as a result of our being a public company, and we expect them to continue to increase as our business grows.
Selling, general and administrative expense was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$18,644	$15,507	20%	$36,210	$30,411	19%

The increase in selling, general and administration expense for the three months ended June 30, 2017 was primarily attributable to a $1.9 million increase in staffing and personnel-related costs to support our sales and marketing and administration functions, as well as increased professional fees of $0.5 million and increased sales and marketing costs of $0.4 million related to promotional events and other external activities.
The increase in selling, general and administration expense for the six months ended June 30, 2017 was primarily attributable to a $4.1 million increase in staffing and personnel-related costs to support sales and marketing and administration, increased sales and marketing costs of $1.1 million related to promotional events and other external activities, and increased professional fees of $0.3 million.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands)			(In thousands)
Interest income	$150	$94	60%	$297	$162	83%
Interest expense	(1,528)	(1,326)	15%	(3,029)	(2,641)	15%
Other income (expense), net	184	12	1,433%	197	(59)	(434)%
Total other income (expense), net	$(1,194)	$(1,220)	(2)%	$(2,535)	$(2,538)	—
For the three and six months ended June 30, 2017, interest expense increased primarily due to an increase in outstanding long-term debt borrowings. The average balance of long-term debt outstanding for the six months ended June 30, 2017 and 2016 was $48.3 million and $42.1 million, respectively.
Liquidity and Capital Resources
As of June 30, 2017, we had cash, cash equivalents and short-term investments totaling $99.3 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: the nature and timing of any additional companion diagnostic development collaborations we may establish; market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
Sources and Uses of Funds
Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. In 2016, we were able to fund a substantial portion of our operating cash needs through collaborations. However, the timing and amount of such receipts in the future are uncertain and therefore we may require larger amounts of cash to fund our operations over at least the next several years.
In June 2017, we completed an underwritten public offering of 3,450,000 shares of common stock, including the exercise by the underwriter of an over-allotment option for 450,000 shares of common stock, for total gross proceeds of $57.8 million. After underwriters’ fees and commissions and other expenses of the offering, our aggregate net proceeds were approximately $56.5 million.
In May 2015, we entered into a sales agreement with a sales agent to sell shares of our common stock through an “at the market” equity offering program, pursuant to which we sold 1,331,539 and 960,400 shares during 2016 and 2015, respectively, for net proceeds of $26.1 million and $12.5 million, respectively. The sales agreement automatically terminated when we sold the maximum number of shares allowed under the agreement.
In April 2014, we entered into a term loan agreement under which up to $45.0 million could be borrowed, including an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. Upon initial closing, we borrowed $20.0 million and in October 2014, we borrowed an additional $10.0 million under the term loan agreement.
In October 2015, we amended our term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding accrued interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at our option and paid together with the principal at maturity. We have elected to exercise the option to defer a portion of the interest and we have recorded $3.6 million of deferred interest through June 30, 2017. In December 2015, we borrowed an additional $10.0 million under the terms of the amended agreement and in June 2016, we borrowed an additional $5.0 million. Total borrowings under the amended term loan agreement were $48.6 million as of June 30, 2017.
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
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial covenants, which is $85.0 million for 2017 with annual increases of $15 million for each subsequent fiscal year thereafter. If our actual revenue is below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenue and the minimum revenue requirement. We were in compliance with our covenants as of June 30, 2017.
Our principal uses of cash are funding our operations, capital expenditures, satisfaction of our obligations under our debt instruments, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing research business, developing and commercializing Prosigna, supporting our companion diagnostic collaborations with Celgene and Merck, and historically, Medivation and Astellas, and investing in technologies that we believe have the potential to drive the long-term growth of our business.
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
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash (used in) provided by operating activities	$(28,966)	$4,320
Cash used in investing activities	(8,695)	(12,906)
Cash provided by financing activities	57,707	6,027
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
For the six months ended June 30, 2017, net cash used in operating activities consisted of our net loss of $23.4 million, which was offset by changes in deferred revenue of $13.3 million, primarily related to the termination of our Medivation and Astellas collaboration agreement, and $7.9 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, bad debt expense, and amortization of premium on short-term investments.
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
Investing Cash Flows
Our most significant investing activities for the six months ended June 30, 2017 and 2016 were related to the purchase and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
In the six months ended June 30, 2017 and 2016, we purchased $3.4 million and $2.2 million, respectively, of property and equipment required to support the growth and expansion of our operations.

Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and debt borrowings.
Net cash provided by financing activities for the six months ended June 30, 2017 consisted of net proceeds of $56.5 million from the underwritten public offering, $0.9 million from proceeds associated with our Employee Stock Purchase Plan, and $0.6 million of proceeds from the exercise of stock options. These proceeds were partially offset by tax payments of $0.2 million related to net share settlements of restricted stock units.
Net cash provided by financing activities for the six months ended June 30, 2016 consisted of proceeds of $5.0 million under the amended term loan agreement, $0.8 million from proceeds associated with our Employee Stock Purchase Plan, and $0.4 million of proceeds from the exercise of stock options. These proceeds were partially offset by the repayment of lease financing obligations of $0.1 million.
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
There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the six months ended June 30, 2017 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 9, 2017.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on July 1, 2017 and sustained throughout the period ended June 30, 2018, would not be material.
As of June 30, 2017, the principal outstanding under our term borrowings was $48.6 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.
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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $23.4 million and $25.4 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $292.9 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. For example, in the fourth quarter of 2016, total revenue did not meet expectations which adversely affected our stock price. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. Also, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. For example, in May 2017, our collaboration with Medivation and Astellas Pharma was terminated, resulting in the recognition of $11.3 million of collaboration revenue for the three months ended June 30, 2017, including the impact of a $1.0 termination penalty. Furthermore, our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.
If we do not achieve, sustain or successfully manage our anticipated growth, our business and growth prospects will be harmed.
We have experienced significant revenue growth in recent periods and we may not achieve similar growth rates in the future. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, development and commercialization of the Prosigna Breast Cancer Assay, or Prosigna, and other future diagnostic products worldwide are key elements of our growth strategy and have required us to hire and retain additional sales and marketing, medical, regulatory, manufacturing and quality assurance personnel. In addition, we intend to make further investments in sales and marketing personnel to enable our commercial organization to effectively manage the increased scale and complexity of our business. If we do not successfully generate demand for our products or manage our anticipated expenses accordingly, our operating results will be harmed.

Our future success is dependent upon our ability to expand our customer base and introduce new applications and products.
Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories that perform analyses using our nCounter Analysis Systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications, new instruments, and new diagnostic products. In light of our analysis of fourth quarter 2016 operating results and in an effort to enhance future results, we have added sales staff focused on consumable sales to existing customers, thus enabling existing sales representatives to increase focus on instrument sales. We expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Moreover, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining information that can help inform treatment decisions and that our nCounter Analysis Systems could enable an equivalent or superior approach that lessens reliance on centralized laboratories. We also plan to develop and introduce new products which would be sold primarily to new customer types, such as our Digital Spatial Profiling instrument for use in pathology labs and a clinical sequencer based on our Hyb & Seq chemistry targeted for use by hospitals and oncology clinics. Attracting new customers and introducing new applications and products requires substantial time and expense. Any failure to expand our existing customer base, or launch new applications and products, would adversely affect our ability to improve our operating results.
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
We have established exclusive distribution agreements for our nCounter Analysis Systems and related consumable products in many countries where we do not sell directly. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth.
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
Our strategy to seek to enter into strategic collaborations and licensing arrangements with third parties to develop diagnostic tests and other products may not be successful.
We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on which we develop diagnostic tests. For example, we licensed the rights to intellectual property that forms the basis of Prosigna from Bioclassifier, LLC, which was founded by several of our research customers engaged in translational research. Similarly, in connection with our collaboration with Celgene Corporation, we licensed the rights to intellectual property relating to a gene signature for lymphoma subtyping, which was discovered by a consortium of researchers including several of our research customers, from the National Institutes of Health. In connection with our collaboration with Merck to develop a companion diagnostic test, our partner has licensed the technology for such test to us. We intend to enter into more such arrangements with our research customers and other researchers, including biopharmaceutical companies, for development of future diagnostic products. However, there is no assurance that we will be successful in doing so. In particular, our customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors.
In August, 2017, we entered into a collaboration agreement with Lam Research Corporation (“Lam”) with respect to the development and commercialization of our Hyb & Seq sequencing platform and related assays. Pursuant to the terms of the collaboration agreement, Lam will provide us with up to $50.0 million in funding, payable quarterly, for the allowable development costs. In exchange, Lam is eligible to receive certain royalty payments on net sales by us of certain products and technologies developed under the collaboration agreement. In addition, we issued Lam a warrant to purchase up to 1.0 million shares of our common stock. The outcome of this collaboration is uncertain and the cost may exceed $50.0 million, in which case we would need to obtain additional funding to complete the development. Ultimately the development may not be successful, which would negatively impact our prospects for future revenue growth.
Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. Furthermore, significant consolidation in the life sciences industry has occurred during the last several years and in connection with such consolidation, the combined company often reassesses its development priorities which may impact our existing collaborations or future opportunities. For example, in May 2017, Astellas Pharma Inc. announced a joint decision with Pfizer Inc. to discontinue the planned ENDEAR trial which was the subject of our collaboration. We were informed that the decision resulted from an oncology portfolio review by Astellas Pharma and Pfizer. Even if we establish new relationships, we or our collaborators may terminate the relationship or they may never result in the successful development or commercialization of future tests or other products.
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
In March 2014, we entered into our first companion diagnostic collaboration with Celgene Corporation to develop an in vitro diagnostic assay to be used for subtyping certain lymphoma patients. In May 2015, we entered into a clinical research collaboration agreement with Merck to develop an assay that could become the subject of an additional companion diagnostic collaboration. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. We intend to enter into additional similar collaborations over time. The success of the development programs for such assays will be dependent on the success of the related drug trials conducted by our collaborators. For example, in June 2017, Merck notified us that it was modifying the clinical trial protocol for the KN 181 trial in esophageal cancer to remove our tumor inflammation signature assay from the primary analysis but would continue to use it for exploratory analysis. There is no guarantee that clinical trials will be successful and, as a result, we may expend considerable time and resources developing in vitro diagnostic assays that cannot gain regulatory approval. Although we expect such collaborations to provide funding to cover our costs of development,failure, discontinuation or modification of these clinical trials would reduce our prospects for introducing new diagnostic products and would adversely impact our growth prospects and future operating results.
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
We also compete with commercial diagnostic laboratory companies. We believe our principal competitor in the breast cancer diagnostics market is Genomic Health, which provides gene expression analysis at its central laboratory in Redwood City, California and currently commands a substantial majority of the market. We also face competition from companies such as Agendia, bioTheranostics, and NeoGenomics, which also offer services by means of centralized laboratories that profile gene or protein expression in breast cancer. We also face competition from Myriad Genetics, which acquired Sividon Diagnostics and its product EndoPredict, a distributed test for breast cancer recurrence in Europe. Myriad Genetics has recently begun selling EndoPredict in the United States as a centralized laboratory service.
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
These hurdles may make it difficult to convince healthcare providers that tests using our technologies are appropriate options for cancer diagnostics, may be equivalent or superior to available tests, and may be at least as cost effective as alternative technologies. If we fail to successfully commercialize Prosigna, we may never receive a return on the significant investments in sales and marketing, medical, regulatory, manufacturing and quality assurance personnel we have made, and further investments we intend to make, which would adversely affect our growth prospects, operating results and financial condition.
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
We may experience manufacturing problems or delays that could limit our growth or adversely affect our operating results
Our consumable products are manufactured at our Seattle, Washington facility using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction, quality issues with components and materials sourced from third-party suppliers or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in production or require us to voluntarily recall our consumable products. Identifying and resolving the cause of any such manufacturing or supplier issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.
In addition, the introduction of new products may require the development of new manufacturing processes and procedures. For example, our new 3D Biology applications for the simultaneous measurement of gene and protein expression and DNA mutations involve new processes for manufacturing our molecular barcodes. While all of our CodeSets are produced using the same basic processes, significant variations may be required to meet new product specifications. Developing new processes can be very time consuming, and any unexpected difficulty in doing so could delay the introduction of a product.

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
We expect to generate a substantial portion of our product and service revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.
For the six months ended June 30, 2017 and 2016, approximately 39% and 37%, respectively, of our product and service revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will increasingly be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, our product and service revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. Similarly, a strong U.S. dollar relative to the local currencies of our international customers can potentially reduce demand for our products, which may compound the adverse effect of foreign exchange translation on our revenue. If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and prospects will suffer.
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

We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches — whether by employees or others — which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other negative consequences because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
Risks Related to Government Regulation and Diagnostic Product Reimbursement
Our “research use only” products for the research market could become subject to regulation as medical devices by the FDA or other regulatory agencies in the future which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.
In the United States, most of our products are currently labeled and sold for research use only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for diagnostic use, and the products do not include clinical or diagnostic claims, or directions to use as diagnostic products, they are not subject to regulation by the Food and Drug Administration, or FDA, as medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post-market controls for medical devices. Pursuant to FDA guidance on RUO products, a company may not make clinical or diagnostic claims about an RUO product or provide clinical directions or clinical support services to customers for RUO products. If the FDA were to modify its approach to regulating products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
In addition, we sell dual-use instruments with software that has both FDA-cleared functions and research functions, for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, FDA issued a guidance document that described FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and device functions for which approval/clearance is not required. There is a risk that the FDA could take enforcement action against a manufacturer for distributing dual-use instruments if the company does not follow the restrictions discussed in the guidance document. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, and the instruments are being promoted off-label. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products. The FDA has proposed that clinical diagnostic portions of dual-use instruments, like the ones used with our Prosigna assay, be exempt in the future from the requirement for FDA clearance. The comment period for the proposal closed on May 15, 2017, and FDA adopted the proposal July 11, 2017.
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

If we are unable to obtain positive policy decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our diagnostic products would be compromised and our revenue would be significantly limited. Even if we do obtain reimbursement for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology, and indirectly, demand for diagnostic products. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services, which may include decreased coverage or reduced reimbursement. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, and are subject to change at any time. Most recently the Protecting Access to Medicare Act, or PAMA, of 2014 revises the Medicare Clinical Laboratory Fee Schedule, or CLFS, to base prices on commercial payer rates that are reported to the Centers for Medicare and Medicaid Services, or CMS. In June 2016, CMS released the final Clinical Diagnostic Tests Laboratory Payment System regulations, in response to PAMA. The statute applies different reporting and payment requirements to Advanced Diagnostic Laboratory Tests, or ADLTs, and to Clinical Diagnostic Laboratory Tests, or CDLTs.  Under the definitions in the proposed rules, Prosigna would be defined as a CDLT and would be repriced every three years based on a weighted median of commercial payments submitted by labs. As a result, if commercial payment amounts decline, there is a risk that Medicare prices will fall as well, though PAMA limits these reductions to no more than 10% less than the prior year during calendar years 2018-2020 and no more than 15% less during years 2021-2023. Reductions in the reimbursement rate of third-party payors have also occurred and may occur in the future. Reductions in the prices at which testing services based on our technology are reimbursed could have a negative impact on our revenue.
In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. Recently, positive reimbursement decisions for Prosigna have occurred in France, certain regions of Spain, Canada and Israel. Despite these positive developments, we continue to expect that it will take several years to establish broad coverage and reimbursement for testing services based on our products with most payors in countries outside of the United States, and our efforts may not be successful.
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
A clinical laboratory can use nCounter Elements reagents to create what is called a Laboratory Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests.  Historically, LDTs generally have not been subject to FDA regulations. In October 2014, the FDA issued draft guidance documents proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could decrease demand for our nCounter Elements reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. While FDA announced in November 2016 that it did not intend to seek finalization of the draft LDT guidance in the near term, Congress could enact legislation that could result in FDA regulation of some LDTs. If legislation were enacted, it could adversely affect demand for our nCounter Elements reagents.
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
We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product,

Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, and we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in the European Union. We do not have regulatory clearance or approval to market in any additional markets, other than Switzerland, Israel, Canada, Turkey, New Zealand, Hong Kong, Australia, Thailand, and Argentina, or to promote Prosigna in the United States for additional indications. Other than with respect to Prosigna in such jurisdictions, we are limited to marketing our products for research use only, which means that we cannot make diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions and, potentially, for other indications. In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining regulatory authorizations needed to use the companion diagnostic tests in clinical trials as well as the regulatory approvals to sell the companion diagnostic tests following completion of such trials. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of such approvals.
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
Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies we are required to obtain either prior 510(k) clearance or prior pre-market application approval, or PMA approval, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. We may pursue additional intended uses for Prosigna that require a PMA approval, which is a more burdensome regulatory process than the 510(k) clearance process. In addition, we are currently collaborating with Celgene and Merck on companion diagnostics. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), the Agency expects that companion diagnostics usually will require a PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, i.e., diagnostics that do not meet the definition of an IVD companion diagnostic but are nonetheless beneficial for therapeutic product development or clinical decision making. If we developed a diagnostic device that was then cleared or approved apart from that therapeutic product, rather than as a companion diagnostic, this may result in potentially reduced revenue for the test as the labeling of the drug would not reference the need for the diagnostic test.
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
We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including additional indications for Prosigna. Accordingly, we expect to rely on third parties, such as medical institutions, clinical investigators, consultants, and our pharmaceutical collaborators to conduct such studies. For example, we contract with clinical laboratories to perform the companion diagnostic tests we are developing that are used in the clinical trials run by pharmaceutical companies pursuant to our companion diagnostic collaborations. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or the study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to ensure compliance with various procedures required under good clinical practices and regulatory requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, the studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.
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
Certain of our products are regulated as medical devices, including Prosigna, the nCounter Dx Analysis System and nCounter Elements reagents. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review. These include routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. On May 25, 2017 the European Union adopted the IVD Directive Regulation, which increases the regulatory requirements applicable to some in vitro diagnostics in the EU and would require that we re-classify and obtain pre-approval for our existing CE-marked IVD products within a five-year grace period (by May 25, 2022). We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. For example, following discussions with the FDA regarding the appropriate classification for our nCounter Elements TagSets as General Purpose Reagents, we submitted a de novo application to the FDA requesting classification of nCounter Elements TagSets as a Class I medical device. The FDA has requested additional information in support of our pending application. The promotional claims we can make for Prosigna are limited to the cleared (or equivalent) indication. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the U.S. and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. In December 2015, Congress passed a two-year suspension of the medical device tax from January 1, 2016 to December 31, 2017. Absent further legislative action, the medical device tax would be reinstated January 1, 2018. The tax applies to our listed medical device products, which include the nCounter Dx Analysis System, Prosigna in vitro diagnostic kits and nCounter Elements reagents. The Budget Control Act of 2011 contained automatic spending cuts to the federal budget known as sequestration. As a result of sequestration, Medicare payments are reduced by 2% per year. For Prosigna this occurs through adjustment to the Clinical Laboratory Fee Schedule. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our customers use our technology to deliver to Medicare beneficiaries, and may indirectly reduce demand for our products.
Other significant measures contained in the ACA include coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the ACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce healthcare expenditures, which may have a negative impact on payment rates for services, including our tests. The IPAB proposals may impact payments for clinical laboratory services that our customers use our technology to deliver beginning in 2016 and for hospital services beginning in 2020, and may indirectly reduce demand for our products.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of June 30, 2017, we owned or licensed 17 issued U.S. patents and approximately 40 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 240 pending and granted counterpart applications worldwide, including 97 country-specific validations of 10 European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
In particular, the patent positions of companies engaged in development and commercialization of genomic diagnostic tests, like Prosigna, are particularly uncertain. Various courts, including the U.S. Supreme Court, have recently rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to genomic diagnostics. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014 the U.S. Patent and Trademark Office, or USPTO, published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non‑statutory, patent ineligible subject matter. We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the genomic diagnostic space, and any such changes could have a negative impact on our business.
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
Holders of approximately 3.4 million shares (including shares underlying outstanding warrants), or approximately 13% of our outstanding shares as of June 30, 2017, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.
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
Our executive officers and directors together with their respective affiliates, own approximately 17% of our outstanding common stock as of June 30, 2017. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
Potential deficiencies in the grant of certain stock options to certain non-officer employees by our employee equity grant committee, and the subsequent exercise of a subset of such options, may require us to, among other steps, address such deficiencies from a Delaware law perspective and may negatively impact the price of our common stock.
In January 2014, the compensation committee of our board of directors delegated authority to a committee of company officers to make new-hire option grants, and in October 2015 further delegated the authority for such committee to make merit option grants, to non-officer employees. We refer to this committee as the employee equity grant committee, or EEGC, and its authority was and is limited by a charter approved by the compensation committee of our board of directors, the 2013 equity incentive plan and Delaware law. As initially approved, the EEGC charter provided that the EEGC will meet on the last business day of every month for the purposes of making option grants and that the exercise prices of grants made on such date would be equal to fair market value on that day. On a number of occasions, the EEGC met within several days before or after the last day of the month for the purpose of making grants to non-officer employees and made grants as of the end of the month, which was inconsistent with the EEGC’s charter and the 2013 equity incentive plan. Although our analysis is ongoing, as of the date of this report, we believe that outstanding options to purchase an aggregate of approximately 398,000 shares were affected and that an aggregate of approximately 10,000 shares have been issued upon exercise of affected options. As a result of the granting process, exercise prices for the affected options were set above or below the fair market value of our common stock on the date of the EEGC’s actions. Due to the close proximity between the last day of each month and the actual date of the EEGC meetings and the relatively small number of options affected, any differences in exercise prices of the options would not have materially impacted stock-based compensation expense. While we intend to address the deficiencies in the option grants and share issuances from a tax and Delaware law perspective, we cannot predict the timing of such corrective action or guarantee that it will be effective. Questions related to the validity of the affected options and shares issued upon exercise of the affected options and any corrective action may negatively impact our ability to deliver customary capitalization representations and warranties, or present risks to a potential acquirer of our company, expose us to lawsuits, and make it more difficult to obtain stockholder approval. Any of these or other related issues could negatively impact the price of our common stock.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we have chosen to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our common stock less attractive as a result of these exemptions, there may be a less active trading market for our common stock and our stock price may be lower and be more volatile. As an “emerging growth company” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. We will cease to be an “emerging growth company” on December 31, 2018.
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
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” on December 31, 2018. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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

Item 5.	Other Information.
On August 4, 2017, following approval by the compensation committee of our board of directors, each of our named executive officers, including Bradley Gray, our president and chief executive officer, James Johnson, our chief financial officer, and David Ghesquiere, our senior vice president, corporate and business development, entered into an amendment to their respective employment agreements.
The compensation committee reviewed an analysis of current market practice with respect to severance arrangements in our compensation peer group prepared by our independent compensation consultant. As a result of this review, the compensation committee recommended that we enter into the employment agreement amendments to adjust severance payments to our executives, including our named executive officers, in connection with certain terminations of their employment within 12 months of a change in control transaction to align our practices more closely with our compensation peer group.
Each of the amendments provides that, upon termination without cause or resignation for good reason, in each case, within 12 months of a change in control transaction, such impacted executive will be entitled to a lump sum payment equal to 12 months of such executive’s then-effective salary and 100% of such executive’s target bonus as well as paid premiums under COBRA for up to 12 months (or, in the case of Bradley Gray, our chief executive officer, a lump sum payment equal to 24 months of his then-effective salary and 200% of his target bonus as well as paid premiums under COBRA for up to 24 months). In addition, the amendment to Mr. Ghesquiere’s agreement, Mr. Johnson’s agreement and the agreements of certain other executives revises the definition of good reason to clarify that the continuance of an executive’s duties and responsibilities at the subsidiary or divisional level following a change in control will not constitute good reason. Except for the revisions noted

above and certain other immaterial changes to agreements with certain of our executives other than our named executive officers, the terms of each executive’s existing employment agreements will remain in full force and effect, including the severance benefits unrelated to a change in control transaction. The foregoing description of the employment agreement amendments does not purport to be complete and is qualified in its entirety by reference to each of the amendments. Copies of such amendments for our named executive officers are filed herewith as exhibits 10.1, 10.2 and 10.3.

Item 6.	Exhibits and Financial Statement Schedules.
(a) Exhibits.

Exhibit Number	Description
10.1	Amendment to Employment Agreement, dated August 4, 2017, between the registrant and R. Bradley Gray.
10.2	Amendment to Employment Agreement, dated August 4, 2017, between the registrant and James A. Johnson.
10.3	Amendment to Employment Agreement, dated August 4, 2017, between the registrant and David W. Ghesquiere.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

NANOSTRING TECHNOLOGIES, INC.

Date:	August 9, 2017	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2017	By:	/s/ James A. Johnson
James A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Employment Agreement, dated August 4, 2017, between the registrant and R. Bradley Gray.
10.2	Amendment to Employment Agreement, dated August 4, 2017, between the registrant and James A. Johnson.
10.3	Amendment to Employment Agreement, dated August 4, 2017, between the registrant and David W. Ghesquiere.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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