Form 10-Q
period 2017-09-30
NanoString Technologies Inc
filed 2017-11-08
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
As of November 6, 2017 there were 25,382,839 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$28,797	$20,583
Short-term investments	61,051	53,453
Accounts receivable, net	18,288	22,193
Inventory	18,520	13,812
Prepaid expenses and other	6,109	3,744
Total current assets	132,765	113,785
Restricted cash	143	143
Property and equipment, net	13,867	12,158
Other assets	412	287
Total assets	$147,187	$126,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,389	$4,935
Accrued liabilities	20,047	12,344
Deferred revenue, current portion	16,678	19,033
Deferred rent, current portion	479	13
Lease financing obligations, current portion	—	58
Total current liabilities	39,593	36,383
Deferred revenue, net of current portion	5,407	22,664
Deferred rent and other long-term liabilities	8,584	7,655
Long-term debt and lease financing obligations, net of current portion and debt issuance costs	48,533	47,366
Total liabilities	102,117	114,068
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 25,339 and 21,528 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	349,447	281,900
Accumulated other comprehensive loss	(28)	(57)
Accumulated deficit	(304,351)	(269,540)
Total stockholders’ equity	45,070	12,305
Total liabilities and stockholders’ equity	$147,187	$126,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product and service	$16,915	$19,167	$50,990	$48,791
Collaboration	10,101	4,766	28,682	12,466
Total revenue	27,016	23,933	79,672	61,257
Costs and expenses:
Cost of product and service revenue	7,305	8,075	22,692	21,816
Research and development	11,374	8,717	33,213	24,724
Selling, general and administrative	18,380	15,607	54,590	46,018
Total costs and expenses	37,059	32,399	110,495	92,558
Loss from operations	(10,043)	(8,466)	(30,823)	(31,301)
Other income (expense):
Interest income	252	104	549	266
Interest expense	(1,556)	(1,509)	(4,585)	(4,150)
Other income (expense), net	(12)	(179)	185	(238)
Total other income (expense), net	(1,316)	(1,584)	(3,851)	(4,122)
Net loss before provision for income tax	(11,359)	(10,050)	(34,674)	(35,423)
Provision for income tax	(45)	(38)	(137)	(73)
Net loss	$(11,404)	$(10,088)	(34,811)	(35,496)
Net loss per share - basic and diluted	$(0.45)	$(0.51)	$(1.50)	$(1.79)
Weighted average shares used in computing basic and diluted net loss per share	25,240	19,864	23,172	19,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(11,404)	$(10,088)	$(34,811)	$(35,496)
Change in unrealized gain or loss on short-term investments	25	(37)	29	19
Comprehensive loss	$(11,379)	$(10,125)	$(34,782)	$(35,477)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(34,811)	$(35,496)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,478	2,215
Stock-based compensation expense	8,201	6,504
Amortization of premium on short-term investments	113	90
Interest accrued on long-term debt	128	115
Conversion of accrued interest to long-term debt	1,097	993
Provision for bad debts	361	—
(Gain) loss on disposal of property and equipment	1	(2)
Changes in operating assets and liabilities:
Accounts receivable	3,552	(1,320)
Inventory, net	(5,871)	(2,713)
Prepaid expenses and other	(2,284)	(532)
Other assets	(128)	(111)
Accounts payable	(1,714)	(1,178)
Accrued liabilities	7,916	(1,775)
Deferred revenue	(19,608)	31,755
Deferred rent and other liabilities	1,266	1,806
Net cash (used in) provided by operating activities	(39,303)	351
Investing activities
Purchases of property and equipment	(3,805)	(2,709)
Proceeds from sale of property and equipment	—	4
Proceeds from sale of short-term investments	2,300	3,400
Proceeds from maturity of short-term investments	38,324	29,200
Purchases of short-term investments	(48,305)	(48,600)
Net cash used in investing activities	(11,486)	(18,705)
Financing activities
Borrowings under long-term debt agreement	—	5,000
Repayment of lease financing obligations	(58)	(192)
Proceeds from sale of common stock, net	56,486	—
Proceeds from issuance of common stock warrants	175	—
Deferred offering costs	—	(44)
Tax withholdings related to net share settlements of restricted stock units	(309)	—
Proceeds from issuance of common stock for employee stock purchase plan	1,793	1,489
Proceeds from exercise of stock options	892	714
Net cash provided by financing activities	58,979	6,967
Net increase (decrease) in cash and cash equivalents	8,190	(11,387)
Effect of exchange rate changes on cash and cash equivalents	24	(1)
Cash and cash equivalents
Beginning of period	20,583	21,856
End of period	$28,797	$10,468
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
In June 2017, the Company completed an underwritten public offering of 3,450,000 shares of common stock, including the exercise by the underwriter of an over-allotment option for 450,000 shares of common stock, for total gross proceeds of $57.8 million. After underwriter’s fees and commissions and other expenses of the offering, the Company’s aggregate net proceeds were approximately $56.5 million.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
The Company enters into collaborative agreements that may generate upfront fees with subsequent milestone payments that may be earned upon completion of development-related milestones. The Company is able to estimate the total cost of services under these arrangements and recognizes collaboration revenue using a contingency-adjusted proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, collaboration revenue can fluctuate substantially based on the achievement of development-related milestones. The Company recognizes revenue from collaborative agreements that do not include upfront and/or milestone-based payments when earned. Amounts due to collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense, based on the nature of the related activities.
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
The Company has formed an implementation team and completed its preliminary assessment of the potential impact of implementing this new standard. The assessment included an analysis of the Company’s current portfolio of customer contracts and a review of its historical accounting policies and practices to identify potential differences in applying the new standard. The Company has determined that its collaborative agreements fall within the scope of ASC 808, Collaborative Arrangements and intends to apply the principles of ASC 606 in the measurement and recognition of revenue. In addition, the Company has concluded that service contracts will no longer be accounted for under separate accounting guidance, but rather included as a separate performance obligation within a contract subject to the new standard, which includes their inclusion in the determination and allocation of the aggregate transaction price, and recognition of revenue upon the delivery of the performance obligation. The new standard also requires more extensive disclosures related to revenue recognition, particularly in quarterly financial statements. The Company is continuing to evaluate the impact of the standard on all of its revenues, including those mentioned above, and its assessments may change in the future based on its ongoing evaluation. The Company will adopt the new guidance effective January 1, 2018 and intends to use the modified retrospective method of adoption. Under this approach, the Company will recognize the cumulative effect, if any, of changes in revenue recognition related to prior periods as an adjustment to its opening accumulated deficit balance.
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
In February 2016, FASB issued “ASU 2016-02, Leases – Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
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
The following shares underlying outstanding options, restricted stock units and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	5,443	4,752	5,337	4,665
Restricted stock units	260	117	260	106
Common stock warrants	270	483	311	524
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
The Company had one customer/collaborator, Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), that individually represented 34% of total revenue during the three months ended September 30, 2017. For the nine months ended September 30, 2017, Merck and Medivation, Inc. (“Medivation”) and Astellas Pharma Inc. (“Astellas”) represented 21% and 14% of total revenue, respectively. During the three and nine months ended September 30, 2016, Merck represented 11% and 13% of total revenue, respectively. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of September 30, 2017 or December 31, 2016.
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
5. Short-term Investments
Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of September 30, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$48,086	$—	$(16)	$48,070
U.S. government-related debt securities	12,993	1	(13)	12,981
Total available-for-sale securities	$61,079	$1	$(29)	$61,051

Type of securities as of December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$36,198	$4	$(42)	$36,160
U.S. government-related debt securities	17,312	1	(20)	17,293
Total available-for-sale securities	$53,510	$5	$(62)	$53,453

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	September 30, 2017	December 31, 2016
Maturing in one year or less	$56,010	$46,310
Maturing in one to three years	5,041	7,143
Total available-for-sale securities	$61,051	$53,453
The Company has both the intent and ability to sell its available-for-sale investments maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the consolidated balance sheet.
The following table summarizes investments that have been in a continuous unrealized loss position as of September 30, 2017 (in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$28,800	$(17)	$—	$—	$28,800	$(17)
U.S. government-related debt securities	9,990	(12)	—	—	9,990	(12)
Total	$38,790	$(29)	$—	$—	$38,790	$(29)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of September 30, 2017 and December 31, 2016 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of September 30, 2017, there were no investments in its portfolio that were other-than-temporarily impaired.
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
The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of September 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$24,111	$—	$—	$24,111
Short-term investments:
Corporate debt securities	—	48,070	—	48,070
U.S. government-related debt securities	—	12,981	—	12,981
Total	$24,111	$61,051	$—	$85,162

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$16,715	$—	$—	$16,715
Short-term investments:
Corporate debt securities	—	36,160	—	36,160
U.S. government-related debt securities	—	17,293	—	17,293
Total	$16,715	$53,453	$—	$70,168
7. Inventory
Inventory consisted of the following as of the date indicated (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$5,867	$4,277
Work in process	4,649	4,046
Finished goods	8,004	5,489
Total inventory	$18,520	$13,812
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
In October 2015, the Company amended the term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding deferred interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The Company has elected to exercise the option to defer payment of interest and has recorded $3.9 million of deferred interest through September 30, 2017. In December 2015, the Company borrowed an additional $10.0 million under the terms of the amended agreement. In June 2016, the Company borrowed an additional $5.0 million. At December 31, 2016, the Company's option to borrow $15.0 million more under the amended term loan agreement expired. Total borrowings and deferred interest under the amended term loan agreement were $48.9 million and $47.8 million as of September 30, 2017 and December 31, 2016, respectively.
Under the amended term loan agreement, the Company may pay interest-only for the first seven years of the term and principal payments are due in four equal installments during the eighth year of the term. The Company has the option to prepay the term loan, in whole or part, at any time subject to payment of a redemption fee of up to 4.0%, which declines 1.0% annually, with no redemption fee payable if prepayment occurs after the fourth year of the loan. In addition, a facility fee equal to 2.0% of the amount borrowed plus any accrued interest is payable at the end of the term or when the loan is repaid in full. A long-term liability of $1.1 million for the facility fee is being accreted using the effective interest method over the term of the loan agreement. Obligations under the term loan agreement are collateralized by substantially all of the Company’s assets.
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial requirements, specifically $85.0 million for 2017 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If the Company’s actual revenue is below the minimum annual revenue requirement for any given year, it may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenue and the minimum revenue requirement. The Company was in compliance with its financial covenants as of September 30, 2017.
Long-term debt and lease financing obligations, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Term loans payable	$48,940	$47,844
Lease financing obligations	—	58
Total long-term debt and lease financing obligations	48,940	47,902
Unamortized debt issuance costs	(407)	(478)
Current portion of lease financing obligations	—	(58)
Long-term debt and lease financing obligations, net of debt issuance costs and current portion	$48,533	$47,366
Scheduled future principal payments for outstanding debt were as follows at September 30, 2017 (in thousands):

Years Ending December 31,
Remainder of 2017	$—
2018	—
2019	—
2020	—
2021	36,705
Thereafter	12,235
$48,940
9. Collaboration Agreements
The Company evaluates the statement of operations classification of payments between the participants in each of its collaboration agreements at inception based on the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement. The Company has determined that amounts to be received from collaborators in connection with the collaboration agreements entered into through September 30, 2017 are related to revenue generating activities.
The Company uses a contingency-adjusted proportional performance model to recognize revenue over the Company’s performance period for each collaboration agreement that includes upfront and/or milestone-based payments. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is a factor of and limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively.
The Company recognizes revenue from collaboration agreements that do not include upfront and/or milestone-based payments when earned. Amounts due to collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense, based on the nature of the related activities.
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
During the three months ended September 30, 2017, the Company recorded a $0.1 million reduction of cumulative revenue under the agreement. This reduction in cumulative revenue resulted from the Company's performance of development activities during the period, which were more than offset by cost increases resulting from a change in timing and the amount of estimated future regulatory costs associated with internal and external resources needed to support this collaboration. The Company recognized collaboration revenue related to the Celgene agreement of $0.6 million for the three months ended September 30, 2016, and $0.5 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the Company had recorded $5.1 million of deferred revenue related to the Celgene collaboration, of which $2.8 million is estimated to be recognizable as revenue within one year.
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
The Company recognized collaboration revenue of $8.8 million and $2.2 million related to the Merck agreement for the three months ended September 30, 2017 and 2016, respectively, and $15.4 million and $6.1 million for the nine months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017, the Company was informed by Merck of certain changes to the timing and scope of regulatory activities, resulting in a decrease to the expected future regulatory costs associated with this collaboration. Revenue recognized during the three months ended September 30, 2017 is comprised of revenue generated by the performance of development activities during the period as well as the impact of this change in estimate. As of September 30, 2017, the Company had recorded $12.1 million of deferred revenue related to the Merck collaboration, $10.0 million of which is estimated to be recognized as revenue within one year. The Company received development funding of $2.3 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively, and $5.6 million and $5.7 million for the nine months ended September 30, 2017 and 2016, respectively.
Medivation, Inc. and Astellas Pharma, Inc.
In January 2016, the Company entered into a collaboration agreement with Medivation and Astellas to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. In September 2016, Medivation was acquired by Pfizer, Inc. (“Pfizer”) and became a wholly owned subsidiary of Pfizer. In May 2017, the Company received notification from Pfizer and Astellas terminating the collaboration agreement as a result of a decision to discontinue the related clinical trial.

During the three and nine months ended September 30, 2017, the Company recognized collaboration revenue of $0.3 million and $11.5 million, respectively, including the favorable impact of a $1.0 million termination penalty for the nine-months ended September 30, 2017. The Company recognized collaboration revenue of $1.5 million and $3.6 million related to the Medivation/Astellas agreement for the three and nine months ended September 30, 2016, respectively.
Lam Research Corporation
In August 2017, the Company entered into a collaboration agreement with Lam Research Corporation (“Lam”) with respect to the development and commercialization of the Hyb & Seq sequencing platform and related assays. Pursuant to the terms of the collaboration agreement, Lam will contribute up to an aggregate of $50.0 million, payable quarterly, based on allowable development costs. Lam is eligible to receive certain single-digit percentage royalty payments from the Company on net sales of certain products and technologies developed under the collaboration agreement. The maximum amount of royalties payable to Lam will be capped at an amount up to three times the amount of development funding actually provided by Lam. The Company will retain exclusive rights to obtain regulatory approval, manufacture and commercialize the Hyb & Seq products. Lam will participate in development through a joint steering committee. The Company will reimburse Lam for the cost of up to 10 full-time Lam employees each year in accordance with the product development plan.
In connection with the execution of the collaboration agreement, the Company issued Lam a warrant to purchase up to 1.0 million shares of the Company’s common stock with the number of underlying shares exercisable at any time proportionate to the amount of the $50.0 million commitment that has been provided by Lam. The exercise price of the warrant is $16.75 per share, and it will expire on the seventh anniversary of the issuance date. The warrant was determined to have a fair value of $6.7 million upon issuance, and such amount will be recorded as additional paid in capital proportionately from the quarterly collaboration payments made by Lam.
During the three and nine months ended September 30, 2017, the Company recognized collaboration revenue of $0.9 million. The Company received development funding of $9.2 million related to the Lam collaboration for the three and nine months ended September 30, 2017, of which $8.0 million is included in accrued liabilities in the condensed consolidated balance sheet as of September 30, 2017 representing amounts received in advance. Through September 30, 2017, no amounts are due or have been paid by the Company to Lam for services provided by Lam employees under the terms of the agreement.
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
11. Information about Geographic Areas
The Company operates as a single reportable segment and enables customers to perform both research and clinical testing on its nCounter Analysis Systems. The Company has one sales force that sells these systems to both research and clinical testing labs, and its nCounter Elements reagents can be used for both research and diagnostic testing. In addition, the Company’s Prosigna Breast Cancer Assay is marketed to clinical laboratories. The Company has also entered into collaboration agreements with Celgene, Merck, Lam, and previously Medivation and Astellas.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Americas	$20,060	$16,784	$59,612	$43,188
Europe & Middle East	4,911	4,934	14,564	12,667
Asia Pacific	2,045	2,215	5,496	5,402
Total revenue	$27,016	$23,933	$79,672	$61,257
Total revenue in the United States was $19.7 million and $16.2 million for the three months ended September 30, 2017 and 2016, respectively, and $58.3 million and $41.5 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.
12. Subsequent Event
In October 2017, the Company received notice from its collaborator, Merck, regarding a change in scope of future regulatory activities under the collaboration. The Company expects its estimate of total expected costs to decrease, and the completion percentage used in the proportional performance model used for revenue recognition to increase substantially. This will be accounted for in the fourth quarter of 2017 as a change in estimate, and is expected to result in accelerated recognition of deferred revenue related to the collaboration.

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

Overview
We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of September 30, 2017, we have an installed base of approximately 570 systems, which our customers have used to publish over 1,700 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries can be translated and validated as diagnostic tests, either using our nCounter Elements reagents or, in certain situations, by developing in vitro diagnostic assays. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, or Prosigna, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we are collaborating with biopharmaceutical companies to develop companion diagnostics, in vitro diagnostic tests to be used to identify which patients are most likely to respond to a particular drug therapy.
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
We have two collaborations in place with biopharmaceutical companies for the development and commercialization of companion diagnostic assays to be used to identify patients most likely to respond to a particular drug therapy. The agreements are structured generally to provide us with a combination of upfront technology access fees, potential milestone payments, development funding and, in one instance, payments to support commercialization. The collaboration agreements generally provide near-term cash that is deferred and recognized in future periods based on the proportion of work completed. In October 2017, Merck, one of our collaboration partners, notified us of their decision not to continue to pursue regulatory approval of the companion diagnostic for their product, KEYTRUDA. We expect our estimate of total expected costs to decrease, and the completion percentage used in the proportional performance model used for revenue recognition to increase substantially. We expect this to result in accelerated recognition of deferred revenue related to the collaboration which will affect our results for the fourth quarter of 2017. In addition, although as of the date of this report we were engaged with Merck in ongoing discussions on potential future research collaboration activities to determine the potential utility of immune-related gene expression signatures in various cancer types, we do not expect our current collaboration to yield a PMA filing or that we will receive additional regulatory or other milestone payments for the companion diagnostic to KEYTRUDA.
In August 2017, we entered into a collaboration agreement with Lam Research Corporation, or Lam, with respect to the development and commercialization of our Hyb & Seq sequencing platform and related assays. Pursuant to the terms of the collaboration agreement, Lam will provide us with up to $50.0 million, payable quarterly, based on allowable development costs. Lam is eligible to receive certain single-digit percentage royalty payments on net sales by us of certain products and technologies developed under the collaboration agreement. The maximum amount of royalties payable to Lam will be capped at an amount up to three times the amount of development funding actually provided by Lam. We will also retain exclusive rights to obtain regulatory approval, manufacture and commercialize the Hyb & Seq products. Lam will participate in development through a joint steering committee. We have also agreed to reimburse Lam for the cost of up to ten full-time Lam employees each year in accordance with the product development plan.
Our total revenue has increased to $79.7 million for the nine months ended September 30, 2017 from $61.3 million for the first nine months of 2016. Historically, we have generated a majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $34.8 million and $35.5 million for the nine months ended September 30, 2017 and 2016, respectively, and as of September 30, 2017 our accumulated deficit was $304.4 million.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands)			(In thousands)
Americas	$20,060	$16,784	20%	$59,612	$43,188	38%
Europe & Middle East	4,911	4,934	—%	14,564	12,667	15%
Asia Pacific	2,045	2,215	(8)%	5,496	5,402	2%
Total revenue	$27,016	$23,933	13%	$79,672	$61,257	30%
The following table reflects the breakdown of revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands)			(In thousands)
Product revenue:
Instruments	$4,444	$6,898	(36)%	$14,949	$16,744	(11)%
Consumables	9,020	10,303	(12)%	26,806	26,579	1%
In vitro diagnostic kits	1,689	1,147	47%	4,963	3,142	58%
Total product revenue	15,153	18,348	(17)%	46,718	46,465	1%
Service revenue	1,762	819	115%	4,272	2,326	84%
Total product and service revenue	16,915	19,167	(12)%	50,990	48,791	5%
Collaboration revenue	10,101	4,766	112%	28,682	12,466	130%
Total revenue	$27,016	$23,933	13%	$79,672	$61,257	30%
For the three months ended September 30, 2017, we saw a significant decline in instrument revenue as compared to the same period in 2016 resulting largely from approximately 40% fewer instrument system placements worldwide. However, our lower instrument sales volumes during the current period were partially offset by favorable mix shifts towards our MAX and FLEX models which generally have higher selling prices than our SPRINT Profilers. The decrease in instrument revenue for the nine months ended September 30, 2017 was driven largely by reduced instrument placements, with approximately 10% fewer instrument systems sold in the current year.
For the three months ended September 30, 2017, we saw a decline in consumables revenue as compared to the same period in 2016. The decrease was due primarily to a reduction in large consumable orders from our biopharmaceutical and academic customers during the current period as certain of our customers have shifted certain types of experiments that previously had been performed on nCounter to RNA-sequencing technology. Although we are pursuing several strategies to mitigate this trend, this may impact our consumable revenue in future periods. Consumables revenue for the nine month period ended September 30, 2017 was up slightly over the same period in the prior year due largely to approximately 25% growth in our installed base of systems as compared to 2016, offset by a reduction in the average dollar volume of consumables purchased per system, partially due to the competitive dynamic described for the three month period. Revenue from in vitro diagnostic kits increased for the three and nine month periods driven by increasing sales of Prosigna kits as more laboratories have adopted the test and coverage by third-party payers has increased since the product launched in late 2013. The increase in service revenue for the three and nine month periods was primarily related to an increase in the number of instruments covered by service agreements and the initiation of sample processing under our new Digital Spatial Profiling technology access program.

Collaboration revenue increased for the three months ended September 30, 2017 as compared to the same period in the prior year due largely to increased revenue from our Merck collaboration attributable to continued progress toward meeting clinical and regulatory milestones together with a reduction in expected future regulatory costs, both of which contributed to an increased project completion percentage as of September 30, 2017. Also, to a lesser extent, revenue recognized from development funding earned under our new collaboration with Lam contributed to the increase. These increases were partially offset by reduced revenue from our Celgene collaboration due to an increased estimate of future regulatory costs, which decreased our percentage completion as of September 30, 2017 as compared to June 30, 2017. For the nine months ended September 30, 2017, collaboration revenue increased significantly due primarily to the termination of our Medivation and Astellas agreement during the second quarter of 2017, resulting in recognition of collaboration revenue of $11.5 million during 2017, including the favorable impact of a $1.0 million termination penalty, as well as the factors described above for the three month period.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)			(Dollars in thousands)
Cost of product and service revenue	$7,305	$8,075	(10)%	$22,692	$21,816	4%
Product and service gross profit	$9,610	$11,092	(13)%	$28,298	$26,975	5%
Product and service gross margin	57%	58%		55%	55%
The decrease in cost of product and service revenue for the three months ended September 30, 2017 was due primarily to lower overall volumes of both instruments and consumables sold during the current period, partially offset by increased costs associated with higher sales volumes of our Prosigna in vitro diagnostic kits as well as increased costs associated with servicing our growing instrument install base. Gross margin on product and service revenue for the three months ended September 30, 2017 was down slightly from the same period in 2016 due primarily to the reduction in large custom consumable orders during the current period, which generally provide a higher gross margin than smaller orders, in addition to increased reserves for slow-moving inventory during the period. For the nine months ended September 30, 2017, cost of product and service revenue increased due to higher volumes of consumables sold, including our Prosigna in vitro diagnostic kits, as well as increased revenue from service contracts compared to the same period in 2016. These increases were partially offset by the lower volume of instruments sold in the current period. Our gross margin on product and service revenue for the nine months ended September 30, 2017 benefited from a shift in revenue mix from instruments to consumables, driven in large part by continued strong growth in Prosigna in vitro diagnostic kit revenue; the addition of new higher margin service revenue from our Digital Spatial Profiling technology access program; and a lower royalty rate on our license of the foundational nCounter patents due to the achievement of a cumulative revenue milestone that took effect in the third quarter of 2016. These increases were offset by the reduction in higher gross margin consumable orders and increased reserves for slow-moving inventory. Costs related to collaboration revenue are included in research and development expense.
Research and Development Expense
Research and development expenses consist primarily of salaries and benefits, occupancy, laboratory supplies, engineering services, consulting fees, costs associated with licensing molecular diagnostics rights and clinical study expenses (including the cost of nCounter systems used in collaborations) to support the regulatory approval or clearance of diagnostic products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products and applications. We believe that our continued investment in research and development is essential to our long-term competitive position and expect these expenses to continue to increase in future periods. In particular, following the entry into the Lam collaboration in August 2017, which provides up to $50 million of funding for our Hyb & Seq program, we expect to experience a substantial increase in related research and development expenses.

Given the relatively small size of our research and development staff and the limited number of active projects at any given time, we have found that it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, other than for collaborations and certain major technology development programs, until very recently we have not required employees to report their time by project, nor have we allocated our research and development costs to individual projects, other than collaborations. Research and development expense by functional area was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands)			(In thousands)
Core nCounter platform technology	$3,795	$2,807	35%	$10,860	$7,126	52%
Manufacturing process development	800	651	23%	2,239	1,900	18%
Life sciences products and applications	2,091	1,504	39%	5,832	4,623	26%
Diagnostic product development	1,704	1,750	(3)%	5,448	4,765	14%
Clinical, regulatory and medical affairs	1,740	1,043	67%	5,021	3,510	43%
Facility allocation	1,244	962	29%	3,813	2,800	36%
Total research and development expense	$11,374	$8,717	30%	$33,213	$24,724	34%
The increase in research and development expense for the three and nine months ended September 30, 2017 was primarily attributable to an increase in staffing and personnel-related costs of $1.4 million and $4.8 million, respectively, as well as increased professional fees and supply costs in both periods to support the advancement of our biopharma diagnostic collaborations and technology and product development activities, including 3D Biology, Digital Spatial Profiling and Hyb & Seq sequencing chemistry. In addition, facility costs increased $0.3 million and $1.1 million for the three and nine-month periods due to expansion of our leased space for research and development activities. Research and development costs will continue to increase in the future as a result of our new collaboration agreement with Lam and the expansion of our development of the Hyb & Seq program for which Lam has committed to support up to $50.0 million in funding. We expect the majority of the development efforts and related costs to be incurred during 2018 and the first half of 2019, and expect our future research and development costs to reflect this ongoing activity.
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
Selling, general and administrative expense was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$18,380	$15,607	18%	$54,590	$46,018	19%

The increase in selling, general and administration expense for the three and nine months ended September 30, 2017 was primarily attributable to an increase in staffing and personnel-related costs of $2.2 million and $6.4 million, respectively, to support our sales, marketing and administration functions. For the nine-month period, sales and marketing costs increased $1.2 million related to promotional events and other external activities, and professional fees increased $0.7 million. For the nine-month period, the increases were partially offset by $0.5 million of lower state and local gross receipt-based taxes as a result of lower amounts received under our collaboration agreements.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands)			(In thousands)
Interest income	$252	$104	142%	$549	$266	106%
Interest expense	(1,556)	(1,509)	3%	(4,585)	(4,150)	10%
Other income (expense), net	(12)	(179)	(93)%	185	(238)	(178)%
Total other income (expense), net	$(1,316)	$(1,584)	(17)%	$(3,851)	$(4,122)	(7)%
For the three and nine months ended September 30, 2017, interest expense has generally increased due primarily to increases in our long-term debt borrowings during these periods. The average balance of long-term debt outstanding for the nine months ended September 30, 2017 and 2016 was $48.5 million and $43.9 million, respectively. For both the three and nine month periods, interest income increased due to higher interest rates as well as an increased investment balance. Other income (expense), net is primarily related to realized and unrealized gains or losses associated with foreign currency transactions and both the three and nine month periods ended September 30, 2017 benefited from the weakening of the U.S. Dollar versus foreign currencies, primarily the Euro and the U.K. Pound.
Liquidity and Capital Resources
As of September 30, 2017, we had cash, cash equivalents and short-term investments totaling $89.8 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: the nature and timing of any additional companion diagnostic development collaborations we may establish; market acceptance of our products; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
We will require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.
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
In June 2017, we completed an underwritten public offering of 3,450,000 shares of common stock, including the exercise by the underwriter of an over-allotment option for 450,000 shares of common stock, for total gross proceeds of $57.8 million. After underwriter’s fees and commissions and other expenses of the offering, our aggregate net proceeds were approximately $56.5 million.
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
In October 2015, we amended our term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding accrued interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at our option and paid together with the principal at maturity. We have elected to exercise the option to defer a portion of the interest and we have recorded $3.9 million of deferred interest through September 30, 2017. In December 2015, we borrowed an additional $10.0 million under the terms of the amended agreement and in June 2016, we borrowed an additional $5.0 million. At December 31, 2016, the option to borrow $15.0 million more under the amended term loan agreement expired. Total borrowings under the amended term loan agreement were $48.9 million as of September 30, 2017.
Under the amended term loan agreement, we may pay interest-only for the first seven years of the term and principal payments are due in four equal installments during the eighth year of the term. We have the option to prepay the term loan, in whole or part, at any time subject to payment of a redemption fee of up to 4.0%, which declines 1.0% annually, with no redemption fee payable if prepayment occurs after the fourth year of the loan. In addition, a facility fee equal to 2.0% of the amount borrowed plus any deferred interest is payable at the end of the term or when the loan is repaid in full. A long-term liability of $1.1 million for the facility fee is being accreted using the effective interest method for the facility fee over the term of the loan agreement. Obligations under the term loan agreement are collateralized by substantially all of our assets.
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial covenants, which is $85.0 million for 2017 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If our actual revenue is below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenue and the minimum revenue requirement. We were in compliance with our covenants as of September 30, 2017.
Our principal uses of cash are funding our operations, capital expenditures, satisfaction of our obligations under our debt instruments, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing research business, developing and commercializing Prosigna, supporting our companion diagnostic and other collaborations with Celgene, Merck and Lam, and historically, Medivation and Astellas, and investing in technologies that we believe have the potential to drive the long-term growth of our business.
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
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash (used in) provided by operating activities	$(39,303)	$351
Cash used in investing activities	(11,486)	(18,705)
Cash provided by financing activities	58,979	6,967
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
For the nine months ended September 30, 2017, net cash used in operating activities consisted of our net loss of $34.8 million, which was increased by changes in deferred revenue of $19.6 million, primarily related to the termination of our Medivation and Astellas collaboration agreement, and partially offset by $2.7 million of changes in our operating assets and liabilities and $12.4 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, provision for bad debts, and amortization of premium on short-term investments.
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
Investing Cash Flows
Our most significant investing activities for the nine months ended September 30, 2017 and 2016 were related to the purchase and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
During the nine month periods ended September 30, 2017 and 2016, we purchased property and equipment totaling $3.8 million and $2.7 million, respectively, which will be required to support the growth and expansion of our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and debt borrowings.
Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of net proceeds of $56.5 million from the underwritten public offering, $1.8 million from proceeds associated with our Employee Stock Purchase Plan, and $0.9 million of proceeds from the exercise of stock options.
Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of proceeds of $5.0 million under the amended term loan agreement, $1.5 million from proceeds associated with our Employee Stock Purchase Plan, and $0.7 million of proceeds from the exercise of stock options.
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
There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the nine months ended September 30, 2017 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 9, 2017.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 1% decline in interest rates, occurring on October 1, 2017 and sustained throughout the period ended September 30, 2018, would not be material.
As of September 30, 2017, the principal outstanding under our term borrowings was $48.9 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.
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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $34.8 million and $35.5 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $304.4 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. For example, in the third quarter of 2017, product and service revenue did not meet expectations which adversely affected our stock price. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. Also, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. For example, in May 2017, our collaboration with Medivation and Astellas Pharma was terminated, resulting in the recognition of $11.3 million of collaboration revenue for the three months ended June 30, 2017, including the impact of a $1.0 termination penalty. We also expect to accelerate recognition of deferred revenue related to our Merck collaboration in the fourth quarter of 2017 as the result of Merck’s decision to not continue to pursue regulatory approval of the companion diagnostic for their product, KEYTRUDA, under the collaboration. Furthermore, our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.
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
Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories (including physician-owned laboratories) that perform analyses using our nCounter Analysis Systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications, new instruments, and new diagnostic products. In light of our analysis of fourth quarter 2016 operating results and in an effort to enhance future results, we have added sales staff focused on consumable sales to existing customers, thus enabling existing sales representatives to increase focus on instrument sales. We expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Moreover, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining information that can help inform treatment decisions and that our nCounter Analysis Systems could enable an equivalent or superior approach that lessens reliance on centralized laboratories.    Palmetto GBA, a Medicare Administrative Contractor, or MAC, that assesses molecular diagnostic technologies through its Molecular Diagnostics Services Program, or MolDx, issued a positive coverage determination for Prosigna in 2015. Several other Medicare jurisdictions that participate in the MolDx program have adopted the same coverage policy. However, recently Palmetto has declined to process Medicare claims for Prosigna tests performed at physician-owned laboratories, despite the fact that such labs have the same qualifications required to perform Prosigna as independent laboratories. We are engaged in a dialogue with Palmetto's MolDx officials regarding this development, but are uncertain whether our efforts will result in a change in Palmetto's policy. If Palmetto does not change its policy, demand for Prosigna from physician-owned laboratories would be negatively impacted.
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
Our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. With the introduction of our nCounter SPRINT system in July 2015, which is targeted at individual researchers that often have less certain funding than other potential customers, our visibility regarding timing of sales has decreased. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis. These factors also make it difficult to forecast revenue on a quarterly basis. For example, in the third quarter of 2017, our actual revenues were lower than our forecasts for many reasons that we did not predict, including extended timelines for finalizing purchase decisions by potential customers. Furthermore, from time-to-time, we may lease instruments or place instruments under reagent rental agreements, wherein a customer does not purchase an instrument upfront but instead pays a rental fee associated with each purchase of reagents. An increase in instruments placed under these lease or reagent rental agreements may reduce the number of instruments we would otherwise sell in any period. In addition, any failure to meet customer expectations could result in customers choosing to continue to use their existing systems or to purchase systems other than ours.
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
In August 2017, we entered into a collaboration agreement with Lam Research Corporation, or Lam, with respect to the development and commercialization of our Hyb & Seq sequencing platform and related assays. Pursuant to the terms of the collaboration agreement, Lam will contribute up to $50.0 million, payable quarterly, for the allowable development costs. In exchange, Lam is eligible to receive certain single-digit percentage royalty payments on net sales by us of certain products and technologies developed under the collaboration agreement. In addition, we issued Lam a warrant to purchase up to 1.0 million shares of our common stock. The outcome of this collaboration is uncertain and the cost may exceed $50.0 million, in which case we would need to obtain additional funding to complete the development. Ultimately the development may not be successful, which would negatively impact our prospects for future revenue growth.
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
In March 2014, we entered into our first companion diagnostic collaboration with Celgene Corporation to develop an in vitro diagnostic assay to be used for subtyping certain lymphoma patients. In May 2015, we entered into a clinical research collaboration agreement with Merck to develop an assay that could become the subject of an additional companion diagnostic collaboration. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test based on an optimized gene expression signature, which we call our tumor inflammation signature assay, to predict response to KEYTRUDA in multiple tumor types. We intend to enter into additional similar collaborations over time. The success of the development programs for such assays will be dependent on the success of the related drug trials conducted by our collaborators. For example, in October 2017, Merck notified us of their decision not to continue to pursue regulatory approval of the companion diagnostic for their product,

KEYTRUDA. There is no guarantee that clinical trials will be successful and, as a result, we may expend considerable time and resources developing in vitro diagnostic assays that cannot gain regulatory approval. Although we expect such collaborations to provide funding to cover our costs of development, the failure, discontinuation or modification of these clinical trials could negatively impact our ability to attract new collaboration partners, and would reduce our prospects for introducing new diagnostic products, revenue growth, and future operating results.
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
We also compete with commercial diagnostic laboratory companies. We believe our principal competitor in the breast cancer diagnostics market is Genomic Health, which provides gene expression analysis at its central laboratory in Redwood City, California and currently commands a substantial majority of the market. We also face competition from companies such as Agendia, bioTheranostics, and Myriad Genetics.
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
We cannot assure investors that our products will compete favorably or that we will be successful in the face of increasing competition from new products and technologies introduced by our existing competitors or new companies entering our markets. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours. For example, we recently concluded that certain of our customers have shifted certain types of experiments that previously had been performed on nCounter to RNA-sequencing technology. Although we are pursuing several strategies to mitigate this trend, there can be no assurance we will be successful in doing so. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.
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
Additionally, we must carefully manage the introduction of new products. If customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. In July 2015, we commercially launched a new version of our nCounter Analysis System, the nCounter SPRINT Profiler, that is smaller and less expensive than the previous version. If customers conclude that such new products offer better value as compared to our existing products, we may suffer from reduced sales of our existing products and our overall revenue may decline. We may also have excess or obsolete inventory of older products as we transition to new products and our experience in managing product transitions is limited. If we do not effectively manage the transitions to new product offerings, our revenue, results of operations and business will be adversely affected.

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
For the nine months ended September 30, 2017 and 2016, approximately 40% and 37%, respectively, of our product and service revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
In addition, we sell dual-use instruments with software that has both FDA-cleared functions and research functions, for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, FDA issued a guidance document that described FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and device functions for which approval/clearance is not required. There is a risk that the FDA could take enforcement action against a manufacturer for distributing dual-use instruments if the company does not follow the restrictions discussed in the guidance document. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, and the instruments are being promoted off-label. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products. Earlier this year, FDA proposed that the clinical diagnostic portions of clinical multiplex test systems, like the ones used with our Prosigna assay, be exempt from the requirement for FDA clearance. FDA adopted the proposal on July 11, 2017 and issued new regulations exempting certain clinical multiplex test systems from premarket notification requirements. However, these new regulations will not impact the FDA clearance requirements for our nCounter Dx Analysis System which will still require 510(k) clearance for use with specific assays like Prosigna.
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
Reductions in the reimbursement rate of third-party payors have also occurred and may occur in the future. For example, in September 2017, CMS published its preliminary determinations of pricing for CDLTs to take effect on January 1, 2018. CMS issued a proposed payment determination that would reduce Medicare reimbursement of Prosigna to our customers from the current rate of $3,443 per test to $508 per test. CMS used a pricing methodology called "crosswalking" pursuant to which a new test such as Prosigna is determined to be similar to an existing test and is assigned the same fee schedule amount as the existing test. CMS recommended crosswalking Prosigna to a colorectal screening test, which has the lowest priced code for advanced diagnostic tests on the fee schedule, despite a recommendation from an advisory panel that it be crosswalked to a different code (0008M). We are advocating to CMS to crosswalk Prosigna to the 0008M code category and restore its current reimbursement level. In addition, in determining the weighted median of commercial payments for Prosigna, CMS used only one reported commercial payment rate from one commercial laboratory. We have communicated the deficiency of this approach to CMS and proposed that CMS disregard this one data point so that it does not trigger the 10% reduction to Prosigna's current reimbursement rate of $3,443 as required under PAMA (assuming that CMS crosswalks Prosigna to code 0008M). CMS accepted public comments on its preliminary determinations through October 23, 2017 and in November will issue final determinations through an updated CLFS for 2018. Reductions in the prices at which testing services based on our technology are reimbursed could have a negative impact on our revenue.
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
A clinical laboratory can use nCounter Elements reagents to create what is called a Laboratory Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests. Historically, LDTs generally have not been subject to FDA regulations. In October 2014, the FDA issued draft guidance documents proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could decrease demand for our nCounter Elements reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. While FDA announced in November 2016 that it did not intend to seek finalization of the draft LDT guidance in the near term, FDA could alter its position or Congress could enact legislation that could result in FDA regulation of some LDTs. If FDA changed its policy or legislation were enacted, it could adversely affect demand for our nCounter Elements reagents.

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
Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies we are required to obtain prior 510(k) clearance, de novo authorization or prior pre-market application approval, or PMA approval, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. We may pursue additional intended uses for Prosigna that require a PMA approval, which is a more burdensome regulatory process than the 510(k) clearance process. In addition, we are currently collaborating with Celgene on a companion diagnostic test. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), the Agency expects that companion diagnostics usually will require a PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, i.e., diagnostics that are beneficial for therapeutic product development or clinical decision making but that do not meet the definition of an IVD companion diagnostic. If we developed a diagnostic device to be used in conjunction with a pharmaceutical product that was then cleared or approved but not as a companion diagnostic for the therapeutic product, this may result in potentially reduced revenue for the test as the labeling of the drug would not reference the need for the diagnostic test.
Any 510(k) clearance, de novo authorization or PMA approval we obtain for any future product would place substantial restrictions on how our device is marketed or sold. The FDA will continue to place considerable restrictions on our products, including, but not limited to, the obligation to comply with the Quality System Regulation, or QSR, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years from submission, and generally requires detailed and comprehensive scientific and clinical data, as well as compliance with FDA regulations. In addition, we have limited experience in obtaining PMA approval from the FDA and are therefore supplementing our operational capabilities to manage the more complex processes needed to obtain and maintain PMAs. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval, authorization or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.
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
We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including additional indications for Prosigna. Accordingly, we expect to rely on third parties, such as medical institutions, clinical investigators, consultants, and our pharmaceutical collaborators to conduct such studies. For example, we contract with clinical laboratories to perform the companion diagnostic tests we are developing that are used in the clinical trials run by pharmaceutical companies pursuant to our companion diagnostic collaborations. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or the study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to ensure compliance with various procedures required under good clinical practices and regulatory requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, the studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products. In addition, under our contracts with our pharmaceutical collaborators, we potentially could be held liable for the failure of our third party subcontractors to perform their contractual obligations.
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
Certain of our products are regulated as medical devices, including Prosigna, the nCounter Dx Analysis System and nCounter Elements reagents. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review. These include routine inspections by EU Notified Bodies and by the FDA of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. On May 25, 2017 the European Union adopted the IVD Directive Regulation, which increases the regulatory requirements applicable to some in vitro diagnostics in the EU and would require that we re-classify and obtain pre-approval for our existing CE-marked IVD products within a five-year grace period (by May 25, 2022). We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. For example, following discussions with the FDA regarding the appropriate classification for our nCounter Elements TagSets as General Purpose Reagents, we submitted a de novo application to the FDA. The FDA requested additional information in support of our application. We subsequently withdrew the application, and plan to re-submit an application at a later time. The promotional claims we can make for Prosigna are limited to the cleared (or equivalent)

indication. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the U.S. and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2017, we owned or licensed 19 issued U.S. patents and approximately 40 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 241 pending and granted counterpart applications worldwide, including 97 country-specific validations of 10 European patents. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
Holders of approximately 3.4 million shares (including shares underlying outstanding warrants), or approximately 13% of our outstanding shares as of September 30, 2017, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.
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
Our executive officers and directors together with their respective affiliates, own approximately 17% of our outstanding common stock as of September 30, 2017. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
Potential deficiencies in the grant of certain stock options to certain non-officer employees by our employee equity grant committee, and the subsequent exercise of a subset of such options, may negatively impact the price of our common stock, regardless of our steps to, among other things, address such deficiencies from a Delaware law perspective.
In January 2014, the compensation committee of our board of directors delegated authority to a committee of company officers to make new-hire option grants, and in October 2015 further delegated the authority for such committee to make merit option grants, to non-officer employees. We refer to this committee as the employee equity grant committee, or EEGC, and its authority was and is limited by a charter approved by the compensation committee of our board of directors, the 2013 equity incentive plan and Delaware law. As initially approved, the EEGC charter provided that the EEGC will meet on the last business day of every month for the purposes of making option grants and that the exercise prices of grants made on such date would be equal to fair market value on that day. On a number of occasions, the EEGC met within several days before or after the last day of the month for the purpose of making grants to non-officer employees and made grants as of the end of the month, which was inconsistent with the EEGC’s charter and the 2013 equity incentive plan. As a result of the granting process, exercise prices for the affected options were set above or below the fair market value of our common stock on the date of the EEGC’s actions. Due to the close proximity between the last day of each month and the actual date of the EEGC meetings and the relatively small number of options affected, any differences in exercise prices of the options would not have materially impacted stock-based compensation expense. Outstanding options to purchase an aggregate of less than 400,000 shares were affected in this manner and an aggregate of approximately 10,000 shares were issued upon exercise of these deficient equity awards. A smaller number of equity awards with other minor discrepancies unrelated to exercise price or the date of the applicable EEGC meeting were also impacted. While we have addressed the deficiencies in the option grants and share issuances from a Delaware law perspective using the process contemplated by Section 204 of the Delaware General Corporation Law and from a tax law perspective, we cannot guarantee that it will be effective. Questions related to the validity of the affected options and shares issued upon exercise of the affected options and any corrective action may negatively impact our ability to deliver customary capitalization representations and warranties, or present risks to a potential acquirer of our company, expose us to lawsuits, and make it more difficult to obtain stockholder approval. Any of these or other related issues could negatively impact the price of our common stock.
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

Item 5.	Unregistered Sales of Equity Securities and Use of Proceeds.
On July 21, 2017, we issued an aggregate of 28,534 shares of our common stock to a warrant holder upon the exercise of outstanding warrants to purchase an aggregate of 77,677 shares of our common stock pursuant to a net exercise mechanism under the warrants. Each warrant had an exercise price of either $8.448 or $14.397 per share. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
On August 4, 2017, we issued Lam a warrant to purchase up to 1.0 million shares of our common stock, with the exact number of issuable shares equal to (1) 1.0 million shares multiplied by (2)(a) the amount of funding provided by Lam divided by (b) $50.0 million. The exercise price of the warrant is $16.75 per share. The issuance of the warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

Item 6.	Exhibits and Financial Statement Schedules.
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
4.1	Warrant to Purchase Common Stock issued to Lam Research Corporation.	8-K	August 8, 2017	4.1
10.1†	Collaboration Agreement, dated August 4, 2017, between the Registrant and Lam Research Corporation.				X
10.2	Amendment to Employment Agreement, dated August 4, 2017, between the Registrant and R. Bradley Gray.	10-Q	August 9, 2017	10.1
10.3	Amendment to Employment Agreement, dated August 4, 2017, between the Registrant and James A. Johnson.	10-Q	August 9, 2017	10.2
10.4	Amendment to Employment Agreement, dated August 4, 2017, between the Registrant and David W. Ghesquiere.	10-Q	August 9, 2017	10.3
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).				X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.				X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

NANOSTRING TECHNOLOGIES, INC.

Date:	November 8, 2017	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2017	By:	/s/ James A. Johnson
James A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)