Form 10-K
period 2017-12-31
NanoString Technologies Inc
filed 2018-03-07
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). (Check one):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $347.3 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

There were 25,440,469 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on February 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2017.

NANOSTRING TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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
Forward-looking statements can be identified by words such as “believe,” “anticipate,” “could,” “continue,” “depends,” “expect,” “expand,” “forecast,” “intend,” “predict,” “plan,” “rely,” “should,” “will,” “may,” “seek,” or the negative of these terms or and other similar expressions, although not all forward-looking statements contain these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•
our expectations regarding our future operating results and capital needs, including our expectations regarding instrument, consumable and total revenue, operating expenses, sufficiency of cash on hand and operating and net loss;

•	the success, costs and timing of implementation of our business model, strategic plans for our business and future product development plans;

•	the regulatory regime and our ability to secure regulatory clearance or approval or reimbursement for the clinical use of our products, domestically and internationally;

•	our ability to successfully commercialize Prosigna, our first in vitro diagnostic product;

•	our ability to realize the potential payments set forth in our collaboration agreements;

•
our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, collaboration partners and third parties who conduct our clinical studies;

•	our intellectual property position;

•	our ability to attract and retain key scientific or management personnel;

•	our expectations regarding the market size and growth potential for our business; and

•	our ability to sustain and manage growth, including our ability to expand our customer base, develop new products, enter new markets and hire and retain key personnel.
All forward-looking statements are based on information available to us on the date of this Annual Report on Form 10-K and we will not update any of the forward-looking statements after the date of this Annual Report on Form 10-K, except as required by law. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, and you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Factors that might cause such a difference include, but are not limited to, those discussed in the following discussion and within Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. In this report, “we,” “our,” “us,” “NanoString,” and “the Company” refer to NanoString Technologies, Inc. and its subsidiaries.

PART I
Item 1. Business
Overview
We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market our systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of December 31, 2017, we had an installed base of approximately 605 nCounter systems, which our customers have used to publish more than 1,800 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries may be translated and validated as diagnostic tests. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we collaborate with biopharmaceutical companies to develop companion diagnostics, that may be used to identify which patients are most likely to respond to a particular therapeutic treatment.
Our nCounter Analysis System enables biologic analysis on a scale appropriate for pathway-based biology, the examination of networks of tens or hundreds of genes and proteins that act in concert to produce biologic functions or trigger certain diseases, by digitally quantifying the activity of up to 800 genes or proteins simultaneously in a single minute tissue sample. Our technology platform is enabled by a unique, proprietary optical barcoding chemistry only available to us. We offer a range of instruments to appeal to an array of potential customer types. Our nCounter SPRINT Profiler is designed to appeal to individual researchers running relatively smaller experiments. Our nCounter MAX is a higher throughput instrument with features appealing to larger core laboratories serving multiple researchers. Our nCounter Analysis System instrument has been FDA 510(k) cleared together with Prosigna and is targeted toward clinical laboratories. All three instruments are capable of running our research consumable products and provide comparable, high-quality data. Our revolutionary new 3D Biology products enable researchers to measure combinations of gene expression, protein expression and gene mutations simultaneously from a single minute tissue sample.
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
In addition to the nCounter Analysis System, we are currently developing two new systems enabled by our proprietary optical barcoding chemistry. Following completion of product development, each of these new systems is expected to be commercialized as a new instrument along with associated consumables.
The first new platform in development, Digital Spatial Profiling, or DSP, is designed to allow researchers to address important questions regarding how protein and gene expression vary spatially for regions of interest across the landscape of a heterogeneous tissue biopsy. Our DSP instruments are expected to image slide-mounted tissue biopsies, allow selection of regions of interest, and automate the preparation of samples from selected regions for molecular profiling using either an nCounter system or next generation sequencer. DSP technology is expected to offer a number of advantages compared to traditional technologies, including the ability to profile a larger number of different genes or proteins in each region, more flexibility on the selection of regions, and processing of a larger number of samples per day. Early access sales of DSP instruments are expected to start in late 2018 and the commercial launch of DSP instruments is expected during the first half of 2019.
The second new platform in development, Hyb & Seq, is a next generation sequencing platform. Hyb & Seq is designed to have a workflow that is simpler and faster than current sequencing methods, due to the absence of library preparation, enzymes and amplification. Hyb & Seq's simple workflow and compatibility with a variety of sample types offers the potential for a sample-to-answer solution for clinical sequencing. The commercial launch of a research version of Hyb & Seq is expected during 2020.
We generated revenue of $114.9 million, $86.5 million and $62.7 million in 2017, 2016 and 2015, respectively, while incurring net losses of $43.6 million, $47.1 million and $45.6 million in 2017, 2016 and 2015, respectively.
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
We were incorporated in Delaware in June 2003. Our principal executive offices are located at 530 Fairview Avenue, North, Seattle, Washington 98109 and our telephone number is (206) 378-6266. Our common stock trades on The NASDAQ Global Market under the symbol “NSTG.”
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

Our Solution
Our nCounter Analysis System is an automated, multi-application, digital detection and counting system which directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. Our nCounter Analysis System is based on automated instruments that prepare and analyze tissue samples using proprietary reagents, which can only be obtained from us. Our research customers purchase instruments from us and then purchase our reagents and related consumables for the specific experiment or assay they wish to conduct. Our clinical laboratory customers either purchase or lease instruments from us and also purchase our reagents and related consumables for tests that they intend to run.
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

•
Versatility. The FLEX configuration of the nCounter Analysis System provides clinical laboratories a single platform with the flexibility to support both clinical testing, by running Prosigna or Laboratory Developed Tests using nCounter-based reagents, and research, by processing translational research experiments and multiplexed assays using our research reagents.

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
Molecular Diagnostics
We believe that the attributes that make the nCounter Analysis System attractive to researchers also make the system attractive to hospitals and clinical laboratories that desire to conduct molecular diagnostic tests. The precision, ease of use and flexibility of the nCounter Analysis System will allow medical technicians in pathology labs to conduct complex molecular diagnostic tests with minimal training. We expect these tests to encompass both Laboratory Developed Tests based on our nCounter-based reagents and in vitro diagnostic kits.
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
The nCounter MAX and FLEX systems comprise a Prep Station and a Digital Analyzer. The Prep Station is the automated liquid handling component of the nCounter Analysis System that processes samples after they are hybridized and prepares the samples for data collection on the nCounter Digital Analyzer. The nCounter Digital Analyzer collects data from samples by taking images of the immobilized fluorescent reporters in the sample cartridge and processing the data into output files, which include the target identifier and related count numbers along with a broad set of internal controls that validate the precision of each assay. The nCounter SPRINT Profiler is a single instrument targeted to individual researchers that provides both the liquid handling steps and the digital analysis through use of a microfluidic cartridge. The nCounter FLEX system was designed and is manufactured under ISO 13485:2003, the current quality standard for in vitro diagnostic platforms and medical devices. We also provide our research customers with the nSolver Analysis Software, a data analysis program that offers researchers the ability to quickly and easily quality check, normalize, and analyze their data without having to use any additional software for data analysis. The diagnostic version of our instrument, the nCounter Analysis Dx FLEX System, was FDA 510(k) cleared and CE-marked together with Prosigna. The FLEX System can be enabled with the software that runs Prosigna to generate individualized patient reports, in addition to running any of our research applications.
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
Life Sciences Research Consumables
Following purchase of an nCounter Analysis System, research customers purchase consumables from us to enable their research experiments. These include custom CodeSets targeted to a specific experiment, panels and nCounter-based reagents.
Custom CodeSets
We work with our customers to design and develop custom gene expression CodeSets to enable them to evaluate specific genes that are the subject of their study. Our customers provide us a list of targets for which we subsequently build a unique CodeSet to their specifications. Our design process leverages full length sequences for the DNA or RNA molecules that our customers are interested in detecting and prevents cross hybridization to non-target molecules in the sample. The custom CodeSet design process occurs in four distinct steps: (1) the customer selects the genes of interest, (2) we design probes and provide a design report to the customer, (3) the customer reviews and approves the design report, and (4) we manufacture, test and ship the CodeSet to the customer. The manufacturing process typically takes from three to five weeks, depending on the number of genes targeted and samples to be processed by the customer.
Panels
We offer more than 30 gene expression and analysis panels for use with a broad range of sample types and species, including human, mouse, rat, non-human primate and other. These pre-manufactured CodeSets include highly-curated content relevant to a particular research area. Our most significant current panel offering include:

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

•
360 Gene Expression Panels. These panels include our IO 360 and Breast Cancer 360 and represent a series of next generation panels that combine clinically actionable content for evaluating the tumor microenvironment and immune response along with validated signatures such as the Company's Tumor Inflammation Signature (TIS) and PAM 50 (Breast cancer subtyping) along with up to 30 additional signatures encompassing all aspects of the cancer. These panels may be combined with our 360 Data Analysis Service to provide access to propriety signature algorithms.

•
Neuropathology and Neuroinflammation Gene Expression Panels. Two new panels built in collaboration with leading drug developers, have been designed to address the growing biomarker needs in the field of neuroscience. These panels, which analyze approximately 770 genes profile mechanisms for neurodegenerative diseases as well as neuropsychiatric disorders.

•
Autoimmune Disease Gene Expression Panels. Two new panels created to address the specific challenges of autoimmune disease research, and assist with the understanding of the underlying mechanisms of autoimmune disease and for identification of potential responders and non-responders to drug treatments.

•	nCounter Vantage 3D Panels. A portfolio of panels that enable simultaneous analysis of DNA, RNA, and protein, eliminating the need to divide small samples among different experiments, including:

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
nCounter-Based Reagents
Our nCounter-based digital molecular barcoding reagents allow users to design their own customized assays using standard sets of barcodes provided by us with the laboratory's choice of oligonucleotide probes that can be purchased independently from an oligonucleotide manufacturer. The highly flexible architecture of these reagents enables a broad range of basic research studies where iterative design and refinement of assays are important.
Master Kits, Cartridges and Reagents
For our nCounter MAX or FLEX systems, the Master Kit includes all of the ancillary reagents and plasticware required for our customers to be able to setup and process samples in the nCounter Prep Station and nCounter Digital Analyzer. The components of the Master Kit include the sample cartridge, strip tubes, tips, buffers, and reagent plates. For our nCounter SPRINT Profiler, customers purchase microfluidic cartridges and separate bottles of reagents which together provide the ancillary components for processing samples with CodeSets, Panels or nCounter-based reagents.
Molecular Diagnostics
Our nCounter Dx Analysis System has the ability to simultaneously quantify gene expression on tens or hundreds of genes from minimal amounts of FFPE tissue, which makes it well suited for profiling pathway activation in tumor samples. In addition, it has the precision, reproducibility, and simple workflow required of technologies used in clinical laboratories. Our clinical laboratory customers use the nCounter Dx Analysis System, nCounter-based reagents and in vitro diagnostic kits to provide clinical diagnostic services. Currently, Prosigna is the only in vitro diagnostic kit available for use on our nCounter Dx Analysis System. Over time, we intend to develop, obtain regulatory authorization for, and sell additional in vitro diagnostic kits, each of which will enable a unique diagnostic test.
Laboratory Developed Tests
Clinical laboratories can use our custom manufacturing services to supply reagents to create Laboratory Developed Tests, or LDTs, which are diagnostic tests that are developed, validated and performed by a single laboratory. These reagents enable assays for gene expression, copy number variation and gene fusions. Clinical laboratories can use these reagents to develop assays to replace tests currently performed using fluorescence-based in situ hybridization, or FISH.
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

Collaborations
Hyb & Seq Technology Development
Lam Research Corporation
In August 2017, we entered into a collaboration agreement with Lam Research Corporation, or Lam, to develop and commercialize our Hyb & Seq sequencing platform and related assays. Under the terms of the agreement, Lam will contribute up to an aggregate of $50.0 million towards the project. The development funding is non-refundable, unless the parties determine that completion of development of the product will not occur and development activities are discontinued, in which case any funds advanced to us by Lam that have not been committed or spent will be refunded to Lam. We will reimburse Lam for the cost of up to 10 full-time Lam employees each year in accordance with the product development plan. Lam is eligible to receive certain single-digit percentage royalty payments from us on net sales of certain products and technologies developed under the agreement. The maximum amount of royalties we may pay to Lam will be capped at an amount up to three times the amount of development funding actually provided by Lam. We will retain exclusive rights to obtain regulatory approval, manufacture and commercialize any Hyb & Seq products.
All intellectual property made or conceived solely by us pursuant to the collaboration will be owned by us and licensed to Lam solely for the purposes of the collaboration. All intellectual property made or conceived solely by Lam pursuant to the collaboration will be owned by Lam and, subject to certain restrictions on use with Lam competitors, licensed to us for the purposes of the collaboration and further development and commercialization of our Hyb & Seq platform, as well as certain other products and technologies resulting from the collaboration in the field of molecular profiling. Jointly created intellectual property will be jointly owned, provided that neither we nor Lam use such jointly owned intellectual property in the other party’s competitive field.
The collaboration agreement establishes a joint steering committee to oversee, review and coordinate our and Lam’s activities under the collaboration agreement and monitor progress and expenditures against the associated development plan. The joint steering committee is comprised of three employees from each of us and Lam, and will be chaired by one of our employees. We will have final decision-making authority on the joint steering committee, subject to certain exceptions for decisions regarding development failure, material changes to the development plan, budget, and the Hyb & Seq product being developed under the agreement, and intellectual property ownership, which require consensus of the parties. The collaboration agreement also contains customary representations, warranties, covenants, indemnities and other obligations of the parties.
The term of the collaboration agreement is 15 years. Either we or Lam may terminate the collaboration agreement in the case of a material breach by the other party after providing notice and an opportunity to cure or in the case of bankruptcy or insolvency of the other party. The joint steering committee may also terminate the collaboration agreement if development is discontinued in the case of a development failure. Lam may also terminate the collaboration agreement on or after the first anniversary in the event we undergo a change of control.
In connection with the execution of the collaboration agreement, we issued Lam a warrant to purchase up to 1.0 million shares of our common stock with the number of underlying shares exercisable at any time proportionate to the amount of the $50.0 million commitment that has been provided by Lam. The exercise price of the warrant is $16.75 per share, and it will expire on the seventh anniversary of the issuance date. The warrant was determined to have a fair value of $6.7 million upon issuance, which will be recorded as additional paid in capital proportionately from the quarterly collaboration payments made by Lam.
In connection with the entry into the collaboration agreement and issuance of the warrant, we and Lam have agreed, subject to certain exceptions applicable to Lam, to be bound by certain “standstill” provisions. Pursuant to the “standstill” provisions, until the third anniversary of the entry into the collaboration agreement, we, Lam and our respective officers, directors, employees or contractors acting on their behalf will not (1) acquire, offer to acquire, agree to acquire or publicly propose or offer to acquire, securities, indebtedness, businesses, properties or assets of the other party or any subsidiary or division thereof; (2) initiate, induce or attempt to induce any other person or group to initiate any transaction referred to in clause (1), any stockholder proposal regarding the other party or call hold or convene a stockholders’ meeting of the other party; (3) make or participate in any solicitation of proxies to vote or seek to advise or influence any person with respect to the voting of any voting securities of the other party; (4) make any public announcement with respect to, or submit a proposal or offer for any extraordinary transaction involving the other party or any of its securities or assets; (5) form, join or in any way participate in a group as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing prohibited activities; (6) act or seek to control or influence the management, board of directors or policies of the other party; (7) take any action that could reasonably be expected to require the other party to make a public announcement regarding the possibility of any of the prohibited activities described in clauses (1) through (6) or (8) advise, assist or encourage any other person in connection with any of the foregoing prohibited activities.

In addition, Lam has agreed, subject to certain exceptions, not to offer, sell or transfer any of our common stock or securities convertible into or exchangeable or exercisable for our common stock, for three years after the entry into the collaboration agreement without first obtaining our consent, which we may withhold in our sole discretion, unless the collaboration agreement has been terminated, in which case our consent may not be unreasonably withheld.
Companion Diagnostic Development
Celgene Corporation
In March 2014, we entered into a collaboration agreement with Celgene to develop, seek regulatory approval for, and commercialize a companion diagnostic assay using the nCounter Analysis System to identify a subset of patients with DLBCL, who are believed to be the most likely to benefit from treatment with Celgene’s drug REVLIMID. Under the terms of the collaboration agreement, we will develop, seek regulatory approval for, and commercialize the diagnostic test, and we retain the flexibility to independently develop and commercialize additional indications for the test. Pursuant to our agreement as amended in February 2018, we are eligible to receive payments from Celgene totaling up to $27.3 million, of which $5.8 million was received as an upfront payment and $21.5 million is for development funding and potential success-based developmental and regulatory milestones. There have been several amendments to the collaboration agreement and in return we have received additional payments totaling $2.1 million. In the most recent amendment in February 2018, Celgene agreed to provide us with additional funding for work intended to enable a subtype and prognostic indication for the test being developed under the agreement. In addition, the amendment provides an additional milestone payment to us payable upon achievement of certain regulatory activities and timelines. In connection with this amendment, we agreed to remove the right to receive payments from Celgene in the event commercial sales of the companion diagnostic test do not exceed certain pre-specified minimum annual revenues during the first three years following regulatory approval. In addition, the amendment allows Celgene, at its election, to use trial samples with additional technologies for companion diagnostics.
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
Under the collaboration agreement with Celgene, we have delivered an in vitro companion diagnostic test that will be used to subtype and screen patients who are being enrolled in a pivotal study of REVLIMID for the treatment of DLBCL. The upfront payment, a portion of the success-based milestone payments and the payments related to the subsequent amendments, totaling $13.9 million, have been received from Celgene to date, and we are using these funds in part to cover our costs for clinical development of the test.
Merck & Co., Inc.
In May 2015, we entered into a clinical research collaboration agreement with Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop, seek regulatory approval for, and commercialize a companion diagnostic test to predict response to KEYTRUDA in multiple tumor types. In connection with the execution of the development collaboration agreement, we and Merck terminated our May 2015 clinical research collaboration and moved all remaining activities under such clinical research collaboration work plan to the new development collaboration agreement. Under the terms of the new development collaboration agreement, we have received to date $12.0 million as an upfront technology access payment, $8.5 million of preclinical milestone payments, and $19.4 million of development funding. In October 2017, we were notified by Merck of the decision not to pursue regulatory approval of the companion diagnostic test for KEYTRUDA. As a result, the scope of the collaboration was significantly reduced, and activities respecting this collaboration are expected to be materially concluded in 2018.
Medivation, Inc. and Astellas Pharma, Inc.
In January 2016, we entered into a collaboration with Medivation, Inc., or Medivation, and Astellas Pharma Inc., or Astellas, to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. In September 2016, Medivation was acquired by Pfizer, Inc., or Pfizer, and became a wholly owned subsidiary of Pfizer. In May 2017, we received notification from Pfizer and Astellas terminating the collaboration agreement as a result of a decision to discontinue the related clinical trial. We received a $6.0 million upfront payment for technology access, $6.0 million in preclinical milestone payments, $3.3 million in development funding payments, and a $1.0 million termination payment related to this collaboration agreement.
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
As of December 31, 2017, we owned or exclusively licensed 20 issued U.S. patents and approximately 40 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 255 pending and granted counterpart applications worldwide, including 111 country-specific validations of 12 European patents. The issued U.S. patents that we own or exclusively license are expected to expire between July 3, 2021 and February 6, 2033. We have either sole or joint ownership positions in all of our pending U.S. patent applications. Where we jointly own cases, we have negotiated license or assignment provisions to obtain exclusive rights. For our material nCounter Analysis System and Prosigna product rights, we are the exclusive licensee. We also generally protect our newly developed intellectual property by entering into confidentiality agreements that include intellectual property assignment clauses with our employees, consultants and collaborators.
Our patent applications relate to the following main areas:

•	our nCounter Analysis System biology, chemistry, methods and hardware;

•	specific applications for our nCounter Analysis System technology;

•	our gene expression markers, methods and gene signatures for recurrence and drug response in certain forms of cancer;

•	biological and chemical compositions, methods and hardware for enzyme and amplification free sequencing; and

•	biological and chemical compositions, methods and hardware for multiplexed detection and quantification of protein and/or nucleic acid expression in a defined region of a tissue or cell.
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
Institute for Systems Biology
In 2004, we entered into an agreement with the Institute for Systems Biology pursuant to which the Institute granted to us an exclusive, subject to certain government rights, worldwide license, including the right to sublicense, to the digital molecular barcoding technology on which our nCounter Analysis System is based, including 13 patents and patent applications. Pursuant to the terms of the amended license agreement, we are required to pay the Institute for Systems Biology royalties on net sales of products sold by us, or our sublicensees, at a low single digit percentage rate, which was reduced by 50% in the third quarter of 2016 for the remainder of the license term due to the achievement of a cumulative sales threshold. Through December 31, 2017, we have paid aggregate royalties of $4.9 million under the license agreement. Unless terminated earlier in accordance with the terms of the amended license agreement, the agreement will terminate upon the expiration of the last to expire patent licensed to us. The Institute for Systems Biology has the right to terminate the agreement under certain situations, including our failure to meet certain diligence requirements or our uncured material breach of the agreement.
Bioclassifier, LLC
In July 2010, we entered into an exclusive license agreement with Bioclassifier, LLC, pursuant to which Bioclassifier granted to us an exclusive, subject to certain government rights, worldwide license, with the right to sublicense, to certain intellectual property rights and technology, including eight non-provisional patent applications, related to the PAM50 gene signature in the field of research products and prognostic and/or diagnostic tests for cancer, including Prosigna. Bioclassifier has licensed these rights from the academic institutions that employed the cancer researchers that discovered or were involved in the initial development of PAM50. Pursuant to the agreement, we are required to pay Bioclassifier the greater of certain minimum royalty amounts and mid-single digit to low double digit percentage royalties on net sales of products and/or methods sold by us that are covered by patent rights or include, use or are technology licensed to us. Our obligation to pay royalties to Bioclassifier expires on a country-by-country basis upon the expiration of the last patent licensed or, if a product or method includes, uses or is technology licensed to us but is not covered by a patent licensed to us, ten years after the first commercial sale of the product or method in such country. We are also required to pay Bioclassifier a low to mid double digit percentage of any income received by us from the grant of a sublicense to the patents or technology licensed to us under the agreement. The agreement specifies that we will control and be responsible for the costs of prosecuting and enforcing the intellectual property licensed in certain major market countries. The agreement also includes customary rights of termination for Bioclassifier, including for our uncured material breach or our bankruptcy. Through December 31, 2017, we have paid Bioclassifier $1.5 million.
Research and Development
We have committed, and expect to continue to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled experienced research and development teams at our Seattle, Washington location with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. As of December 31, 2017, including clinical, medical and regulatory affairs, we had 161 employees in research and development, of which 64 hold a Ph.D. degree and one holds an M.D. degree. Our research and development expenses for the years ended December 31, 2017, 2016 and 2015 were $46.9 million, $34.7 million and $24.6 million, respectively.
Platform Technology
We are continuously seeking to improve the nCounter Analysis System, including improvements to the technology and accessibility, or to extend its capabilities. As we make improvements or add new capabilities, we anticipate that we will make available new and improved generations of the nCounter Analysis System. In addition to the nCounter Analysis System, we are currently developing two new systems enabled by our proprietary optical barcoding chemistry. Following completion of product development, each of these new systems is expected to be commercialized as a new instrument along with associated consumables.
The first new platform in development, DSP, will allow researchers to address important questions regarding how protein and gene expression vary spatially for regions of interest across the landscape of a heterogeneous tissue biopsy. Our DSP instruments are expected to image slide-mounted tissue biopsies, allow selection of regions of interest, and automate the preparation of samples from selected regions for molecular profiling using either an nCounter system or next generation sequencer. DSP technology is expected to offer a number of advantages compared to traditional technologies, including the ability to profile a larger number of different genes or proteins in each region, more flexibility on the selection of regions, and processing of a larger number of samples per day. Early access sales of DSP instruments are expected to start in late 2018 and the commercial launch of DSP instruments is expected during the first half of 2019.
The second new platform in development, Hyb & Seq, is a next generation sequencing platform. Hyb & Seq is designed to have a workflow that is simpler and faster than current sequencing methods, due to the absence of library preparation, enzymes and amplification. Hyb & Seq's simple workflow and compatibility with a variety of sample types offers the potential for a sample-to-answer solution for clinical sequencing. The commercial launch of a research version of Hyb & Seq is expected during 2020.
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
Future Molecular Diagnostics
We are continuously monitoring molecular signatures which have the potential to become additional diagnostic products or enable Laboratory Developed Tests based on nCounter-based reagents. We may in-license rights to molecular diagnostic intellectual property as part of our strategy to develop additional diagnostic products and enable Laboratory Developed Tests, with a particular focus on licensing rights from our research customers who are seeking to translate their research into clinical products or services after the necessary regulatory authorizations are secured.
Sales and Marketing
We began selling nCounter Analysis Systems to researchers in 2008 and began sales efforts in the clinical laboratory market in 2013. We sell our instruments and related products primarily through our own sales force in North America and through a combination of direct and distributor channels in Europe, the Middle East, Asia Pacific and South America. We have agreements with 26 distributors, each of which is exclusive within a certain territory. In the event the distributor does not meet minimum performance requirements, we may terminate the distribution agreement or convert from an exclusive to non-exclusive arrangement within the territory, allowing us to enter into arrangements with other distributors for the territory. For additional information regarding geographic revenue, see Note 15 of the Notes to Consolidated Financial Statements under Item 8 of this report. For the year ended December 31, 2017, our collaborators, (1) Merck and (2) Medivation and Astellas, represented 25% and 10%, respectively, of our total revenue. For the year ended December 31, 2016, Merck represented 13% of our total revenue. No customers represented more than 10% of total revenue during the year ended December 31, 2015.
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
We continue to invest in our commercial channel to increase our reach and productivity. During 2017, we added staff focused on sales of consumables to our existing instrument base. We believe these investments enabled our existing sales representatives to focus on instrument sales and help drive the growth of our installed instrument base.
Molecular Diagnostics
The commercialization of Prosigna kits involves a three-pronged effort. First, we seek to establish third-party reimbursement and patient access for clinical testing services that our clinical laboratory customers will provide based upon our products by gaining inclusion in influential treatment guidelines and educating third-party payors regarding the clinical utility and health economic value of the clinical tests enabled by our technology. Second, we seek to establish an installed base of nCounter Analysis Systems by selling or leasing instruments to select clinical laboratories, with initial sales efforts directed at laboratories, hospitals, networks or practices that test or treat a high volume of breast cancer patients. As of December 31, 2017, there were approximately 78 laboratories worldwide that had purchased or rented nCounter Analysis Systems with the intent to market and sell Prosigna testing services. Third, we intend to drive physician demand for clinical testing services enabled by our diagnostic products, and direct test orders toward those laboratories which have adopted our technology. Where appropriate, we intend to coordinate commercial efforts with the sales and marketing personnel of the clinical laboratories offering clinical testing services based on our diagnostic products.

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
Competition
In the life sciences research market, we compete with companies such as Agilent Technologies, Becton-Dickinson, Bio-Rad, Bio-Techne, Fluidigm, HTG Molecular Diagnostics, Illumina, Luminex, Merck Millipore, O-Link, Perkin Elmer, Qiagen, Roche Applied Science, Thermo Fisher Scientific, and WaferGen Biosystems, some of which also offer diagnostic applications of their technologies. These competitors and others have products for gene and protein expression analysis that compete in certain segments of the market in which we sell our products. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, such as next generation sequencing, including RNA-sequencing.
In the breast cancer diagnostics market, we compete with Genomic Health’s Oncotype Dx, a service for gene expression analysis performed in its central laboratory in Redwood City, California. We also face competition from companies such as Agendia and bioTheranostics, which also offer centralized laboratories that profile gene or protein expression in breast cancer. Outside the United States, we also face regional competition from Myriad Genetics, and its product EndoPredict, a distributed test for breast cancer recurrence.
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
International
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The European Commission is the legislative body responsible for directives under which manufacturers selling medical products in the European Union, or EU, and the European Economic Area, or EEA, must comply. The EU includes most of the major countries in Europe, while other countries, such as Switzerland, are part of the EEA and have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU has adopted directives that address regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed throughout the EU and EEA.
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
With respect to private insurance coverage, we have made significant progress in obtaining third-party reimbursement for the use of tests that incorporate new technology, such as Prosigna. Over the past three years, we have pursued coverage with all of the large private payers to facilitate reimbursement of Prosigna testing. In 2016, coverage policies were adopted by Cigna and Aetna and, in early 2017, Humana adopted a positive coverage policy. Additionally, the Blue Cross and Blue Shield, or

BCBS, Association Evidence Street recently published a positive assessment of Prosigna. Most individual BCBS entities have updated their coverage policies to include Prosigna based on this evaluation.
Outside the United States
In Europe, governments are primarily responsible for reimbursing diagnostic testing services. A relatively small portion of the market is made up of private payors and cash-pay patients. The primary barrier of adoption of a new in vitro diagnostic test is often reimbursement, and public reimbursement can take several years to achieve, depending on the country. Public reimbursement for genomic testing for breast cancer is available in Canada, Ireland, France, Greece, Switzerland, Denmark and the United Kingdom. Selected private coverage for testing is available in the United Kingdom, Germany, Spain, France, the UAE and Hungary. Reimbursement approval in some countries, such as Spain and Italy, is managed at the regional level. Israel is a market in which genomic testing for breast cancer is widely reimbursed by all four major Sick Funds, the third-party payors that cover a substantial majority of the population.
Our market access approach in Europe is similar to that in the United States and involves data driving clinical and economic publications to support guideline inclusion. Initially, we have targeted the private and cash pay market in Europe. In parallel, we are seeking to establish public reimbursement of Prosigna by national and regional governments in Europe.
Other Regulations
Our operations in the United States and abroad are subject to various fraud and abuse laws, including, without limitation, the federal anti-kickback statute and state and federal marketing compliance laws in the United States. These laws may impact our operations directly, or indirectly through our customers, and may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include the following federal laws and their counterparts at the state level:

•	the Federal Anti-kickback Law and state anti-kickback prohibitions;

•	the Federal physician self-referral prohibition, commonly known as the Stark Law, and state equivalents;

•	the Federal Health Insurance Portability and Accountability Act of 1996, as amended;

•	the Medicare civil money penalty and exclusion requirements;

•	the Federal False Claims Act civil and criminal penalties and state equivalents;

•	the Foreign Corrupt Practices Act, which applies to our international activities;

•	the Physician Payment Sunshine Act; and

•	the European Union's General Data Privacy Regulations, or GDPR.
Employees
As of December 31, 2017, we had 467 employees, of which 119 work in manufacturing, 141 in sales, marketing and business development, 144 in research and development, 17 in clinical, medical and regulatory affairs, and 46 in general and administrative. None of our U.S. employees are represented by a labor union or are the subject of a collective bargaining agreement. As of December 31, 2017, of our 467 employees, 423 were employed in the United States and 44 were employed outside the United States.
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
Where You Can Find Additional Information
We make available free of charge through our investor relations website, www.nanostring.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, NanoString Technologies, Inc., 530 Fairview Avenue, North, Seattle, Washington 98109, e-mail: investorrelations@nanostring.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $43.6 million, $47.1 million and $45.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $313.1 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. For example, in the third quarter of 2017, product and service revenue did not meet expectations which adversely affected our stock price. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. Also, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. For example, in May 2017, our collaboration with Medivation, Inc. and Astellas Pharma Inc., or Astellas Pharma, was terminated, resulting in the recognition of $11.3 million of collaboration revenue for the three months ended June 30, 2017, including the impact of a $1.0 million termination penalty. Also, in October 2017, Merck & Co. Inc., or Merck, notified us of the decision to not continue to pursue regulatory approval of the companion diagnostic for their product, KEYTRUDA, under our collaboration, resulting in the recognition of $11.6 million of collaboration revenue during the fourth quarter of 2017. Furthermore, our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.
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
Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories (including physician-owned laboratories) that perform analyses using our nCounter Analysis Systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications, new instruments, and new diagnostic products. During 2017, in an effort to enhance future results, we have added sales staff focused on consumable sales to existing customers, thus enabling existing sales representatives to increase focus on instrument sales. We expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Moreover, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining information that can help inform treatment decisions and that our nCounter Analysis Systems could enable an equivalent or superior approach that lessens reliance on centralized laboratories. Palmetto GBA, a Medicare Administrative Contractor, or MAC, that assesses molecular diagnostic technologies through its Molecular Diagnostics Services Program, or MolDx, issued a positive coverage determination for Prosigna in 2015. Several other Medicare jurisdictions that participate in the MolDx program have adopted the same coverage policy. In the fall of 2017, Palmetto declined to process Medicare claims for Prosigna tests performed at physician-owned laboratories. However, after receiving additional information demonstrating that such labs have the same qualifications required to perform Prosigna as independent labs, Palmetto has agreed to process such claims.
We also plan to develop and introduce new products which would be sold primarily to new customer types, such as our Digital Spatial Profiling, or DSP, instrument for use in pathology labs and a sequencer based on our Hyb & Seq chemistry targeted for use by hospitals and oncology clinics. Attracting new customers and introducing new applications and products requires substantial time and expense. Any failure to expand our existing customer base, or launch new applications and products, would adversely affect our ability to improve our operating results.
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
Similarly, we or our distributors have entered into agreements with clinical laboratories globally to provide Prosigna testing services. We do not provide testing services directly and, thus, we are reliant on these clinical laboratories to actively promote and sell Prosigna testing services. These clinical laboratories may take longer than anticipated to begin offering Prosigna testing services and may not commit the necessary resources to market and sell Prosigna testing services to the level of our expectations. Furthermore, we intend to contract with additional clinical laboratories to offer Prosigna testing services, including physician-owned laboratories, and we may be unsuccessful in attracting and contracting with new clinical laboratory providers. If current or future Prosigna testing service providers do not perform adequately, or we are unable to enter into contracts with additional clinical laboratories to provide Prosigna testing services, we may not be successful selling Prosigna and our future revenue prospects may be adversely affected.
Our strategy to seek to enter into strategic collaborations and licensing arrangements with third parties to develop diagnostic tests and other products may not be successful.
We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on which we develop diagnostic tests. For example, we licensed the rights to intellectual property that forms the basis of Prosigna from Bioclassifier, LLC, which was founded by several of our research customers engaged in translational research. Similarly, in connection with our collaboration with Celgene Corporation, we licensed the rights to intellectual property relating to a gene signature for lymphoma subtyping, which was discovered by a consortium of researchers including several of our research customers, from the National Institutes of Health. In connection with our collaboration with Merck to develop a companion diagnostic test, our partner has licensed the technology for such test to us. We intend to enter into more such arrangements with our research customers and other researchers, including biopharmaceutical companies, for development of future diagnostic products. However, there is no assurance that we will be successful in doing so. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Certain parties may seek to partner with companies in addition to us in connection with a project. This, in turn, may limit the commercial potential of any products that are the subject of such collaborations. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory, commercial or intellectual property position. In particular, our customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors.

In August 2017, we entered into a collaboration agreement with Lam Research Corporation, or Lam, with respect to the development and commercialization of our Hyb & Seq sequencing platform and related assays. Pursuant to the terms of the collaboration agreement, Lam will contribute up to $50.0 million, payable quarterly, for allowable development costs. In exchange, Lam is eligible to receive certain single-digit percentage royalty payments on net sales by us of certain products and technologies developed under the collaboration agreement. In addition, we issued Lam a warrant to purchase up to 1.0 million shares of our common stock. The outcome of this collaboration is uncertain and development costs may exceed $50.0 million, in which case we would need to obtain additional funding to complete development of our Hyb & Seq sequencing platform and related assays. Ultimately the development may not be successful, which would negatively impact our prospects for future revenue growth.
New diagnostic product development involves a lengthy and complex process, and we may be unable to commercialize on a timely basis, or at all, any of the tests or products we develop individually or with our collaborators.
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
In addition, the success of the development programs for any product candidates or assays developed in collaboration with others will be dependent on the continued pursuit and success of the related drug trials by our collaborators. For example, in October 2017, Merck notified us of their decision not to continue to pursue regulatory approval of the companion diagnostic we were developing for their product, KEYTRUDA. There is no guarantee that our collaborators will continue to pursue clinical trials for product candidates or assays that are the subject of our collaborations or that such clinical trials will be successful and, as a result, we may expend considerable time and resources developing in vitro diagnostic assays that will not gain regulatory approval. Furthermore, significant consolidation in the life sciences industry has occurred during the last several years and in connection with such consolidation, the combined company often reassesses its development priorities which may impact our existing collaborations or future opportunities. For example, in May 2017, Astellas Pharma announced a joint decision with Pfizer Inc., or Pfizer, to discontinue the planned ENDEAR trial which was the subject of our collaboration. We were informed that the decision resulted from an oncology portfolio review by Astellas Pharma and Pfizer. Even if we establish new relationships, we or our collaborators may terminate those relationships or they may never result in the successful development or commercialization of future tests or other products. From time to time we have agreed to modify the terms of our agreements with collaborators, including financial terms, and in the future it is possible that we will agree to modify the terms of existing and future agreements with collaborators.
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
We believe that our existing cash and cash equivalents, together with funds available under our term loan agreement and revolving credit facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need to raise substantial additional capital to:

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
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. For example, in

January 2018, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. We have in the past pursued these types of transactions, and may in the future pursue similar transactions or other strategic transactions, on our own or with other advisors, that may impact our business and prospects and the value of our common stock. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
Our research and development efforts will be hindered if we are not able to contract with third parties for access to archival tissue samples.
Under standard clinical practice, tumor biopsies removed from patients are preserved and stored in formalin-fixed paraffin embedded, or FFPE, format. We rely on our ability to secure access to these archived FFPE tumor biopsy samples, as well as information pertaining to the clinical outcomes of the patients from which they were derived for our clinical development activities. Others compete with us for access to these samples. Additionally, the process of negotiating access to archived samples is lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. In January 2017, the Department of Health and Human Services finalized new rules, which became effective as of January 19, 2018, expanding the language to be included in informed consent forms related to the collection of identifiable private information or identifiable biospecimens. If this new requirement, or other factors arising in the future, impact our ability to negotiate access to archived tumor tissue samples with hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics on a timely basis or on commercially reasonable terms, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.
The life sciences research and diagnostic markets are highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition in the life sciences research and diagnostic markets. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR as well as newer technologies such as next generation sequencing such as RNA-sequencing. We believe our principal competitors in the life sciences research and diagnostic markets are Agilent Technologies, Becton-Dickinson, Bio-Rad, Bio-Techne, Fluidigm, HTG Molecular Diagnostics, Illumina, Luminex, Merck Millipore, O-Link, Perkin Elmer, Qiagen, Roche Applied Science, Thermo Fisher Scientific, and WaferGen Biosystems. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market.
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
We cannot assure investors that our products will compete favorably or that we will be successful in the face of increasing competition from new products and technologies introduced by our existing competitors or new companies entering our markets. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours. For example, we recently concluded that certain of our customers have shifted certain types of experiments that previously had been performed on our nCounter system to RNA-sequencing technology. Although we are pursuing several strategies to mitigate this trend, there can be no assurance we will be successful in doing so. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.
If Prosigna fails to achieve and sustain sufficient market acceptance, we will not generate expected revenue, and our prospects may be harmed.
Commercialization of Prosigna in Europe, the United States and the other jurisdictions in which we intend to pursue regulatory approval or clearance is a key element of our strategy. Currently, most oncologists seeking sophisticated gene expression analysis for diagnosing and profiling breast cancer in their patients ship tissue samples to a limited number of centralized laboratories typically located in the United States. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to pay for, Prosigna if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians and patients that Prosigna provides equivalent or better prognostic information than those centralized laboratories. In addition, our diagnostic tests are performed by pathologists in local laboratories, rather than by a vendor in a remote centralized laboratory, which requires us to educate pathologists regarding the benefits of this business model and oncologists regarding the reliability and consistency of results generated locally. Also, we offer Prosigna in other countries outside of the United States, where genomic testing for breast cancer is not widely available and the market for such tests is new. The future growth of the market for genomic breast cancer testing will depend on physicians’ acceptance of such testing and the availability of reimbursement for such tests.
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
Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future products and systems. Existing markets for our products, including gene expression analysis, gene fusions and copy number variation, as well as new markets, such as protein expression and gene mutations, and potential markets for our research and diagnostic product candidates, are characterized by rapid technological change and innovation. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. It is critical to our success that we anticipate changes in technology and customer requirements and successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. For example, we recently announced that we intend to make DSP, which enables the precise quantification of protein and gene expression spatially for regions of interest in a tissue sample, available on an early access basis in late 2018. In addition, we have been developing a unique amplification-free Hyb & Seq chemistry that provides both short and long read capability simultaneously, as well as the ability to sequence both DNA and RNA in parallel. If we do not successfully innovate and introduce new technology into our product lines, our business and operating results will be adversely impacted.
The development of new products typically requires new scientific discoveries or advancements and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. For example, in 2017, we continued to work with our supplier of cartridges used in our nCounter SPRINT systems to improve the design which resolved the previous leakage issues in the microfluidic device produced for us. If we do not achieve the required technical specifications or successfully manage new product development processes, or if development work is not performed according to schedule, then such new technologies or products may be adversely impacted and our business and operating results may be harmed.
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
The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in September 2015, we launched our first 3D Biology application, a new product that allows users to simultaneously measure gene and protein expression from a single sample. In 2016 and 2017, we launched additional 3D Biology panels, including our first for the measurement of DNA mutations and in 2017 we launched our 360 panels for use in breast cancer, immuno-oncology and hematology. This year, we intend to expand beyond oncology and launch panels in neuroscience and immune-related diseases. At the end of 2018, we intend to launch our DSP product on an early access basis. This product will target the pathology market, which we have not previously targeted.
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
In addition, the introduction of new products may require the development of new manufacturing processes and procedures. For example, our 3D Biology applications for the simultaneous measurement of gene and protein expression and DNA mutations involve new processes for manufacturing our molecular barcodes. While all of our CodeSets are produced using the same basic processes, significant variations may be required to meet new product specifications. Developing new processes can be very time consuming, and any unexpected difficulty in doing so could delay the introduction of a product.
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
For 2017, 2016 and 2015 approximately 40%, 38% and 39% respectively, of our product and service revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, President Trump recently signed tax legislation into law, the Tax Cuts and Jobs Act, that contains many significant changes to the U.S. tax laws, the consequences to us of which have not yet been determined. Changes in corporate tax rates, the availability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Cuts and Jobs Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or results of operations.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2017, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $232.8 million, which expire in various years beginning in 2025, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOL and credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Provisions of our debt instruments may restrict our ability to pursue our business strategies.
Our term loan agreement and revolving credit facility require us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;

•	complete mergers or acquisitions;

•	incur indebtedness;

•	encumber assets;

•	pay dividends or make other distributions to holders of our capital stock;

•	make specified investments;

•	engage in any new line of business; and

•	engage in certain transactions with our affiliates.
These restrictions could inhibit our ability to pursue our business strategies. In addition, we are subject to financial covenants based on total revenue and minimum cash balances. If we default under our term loan agreement or revolving credit facility, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default. We may incur additional indebtedness in the future. The debt instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.
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
We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches – whether by employees or others – which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other negative consequences because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
We intend to seek strategic collaborations and partnerships and other transactions, which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to fully realize the potential benefit of such transactions.
We intend to seek strategic collaborations and partnerships to support the continued growth of the company. Accordingly, we may be engaged in evaluating potential transactions including, without limitation, strategic partnerships, divestitures of existing businesses or assets, a merger or consolidation with a third party that results in a change in control, a sale or transfer of all or a significant portion of our assets or a purchase by a third party of our securities that may result in a minority or control investment by such third party. From time to time, we may engage in discussions that may result in one or more transactions. Although there would be uncertainty that any of these discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking strategic transactions regardless of whether the transaction is completed. In the event that we consummate a strategic collaboration or partnership or other transaction in the future, we cannot assure you that we would fully realize the potential benefit of such a transaction which could adversely affect our future financial results or that such transaction would positively impact the value of stockholders' investment in us.
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
In addition, we sell dual-use instruments with software that has both FDA-cleared functions and research functions, for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, FDA issued a guidance document that described FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and device functions for which approval/clearance is not required. There is a risk that the FDA could take enforcement action against a manufacturer for distributing dual-use instruments if the company does not follow the restrictions discussed in the guidance document. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, or the instruments are being promoted off-label. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products. Earlier this past year, FDA proposed that the clinical diagnostic portions of clinical multiplex test systems, like the ones used with our Prosigna assay, be exempt from the requirement for FDA clearance. FDA adopted the proposal on July 11, 2017 and issued new regulations exempting certain clinical multiplex test systems from premarket notification requirements. However, these new regulations will not impact the FDA clearance requirements for our nCounter Dx Analysis System which will still require 510(k) clearance for use with specific assays like Prosigna.
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
If we are unable to obtain positive policy decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our diagnostic products would be compromised and our revenue would be significantly limited. Even if we do obtain reimbursement for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology, and indirectly, demand for diagnostic products. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services, which may include decreased coverage or reduced reimbursement. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by

Medicare, and are subject to change at any time. Most recently the Protecting Access to Medicare Act, or PAMA, of 2014 revises the Medicare Clinical Laboratory Fee Schedule, or CLFS, to base prices on commercial payer rates that are reported to the Centers for Medicare and Medicaid Services, or CMS. In June 2016, CMS released the final Clinical Diagnostic Tests Laboratory Payment System regulations, in response to PAMA. The statute applies different reporting and payment requirements to Advanced Diagnostic Laboratory Tests and to Clinical Diagnostic Laboratory Tests, or CDLTs. Under the definitions in the rules, Prosigna is defined as a CDLT and therefore will be repriced every three years based on a weighted median of commercial payments submitted by labs. As a result, if commercial payment amounts decline, there is a risk that Medicare prices will fall as well, though PAMA limits these reductions to no more than 10% less than the prior year during calendar years 2018-2020 and no more than 15% less during years 2021-2023.
Reductions in the reimbursement rate of third-party payors have also occurred and may occur in the future. For example, in September 2017, CMS published its preliminary determinations of pricing for CDLTs to take effect on January 1, 2018. CMS issued a proposed payment determination that would reduce Medicare reimbursement of Prosigna to our customers from the current rate of $3,443 per test to $508 per test. CMS used a pricing methodology called "crosswalking" pursuant to which a new test such as Prosigna is determined to be similar to an existing test and is assigned the same fee schedule amount as the existing test. CMS recommended crosswalking Prosigna to a colorectal screening test, which has the lowest priced code for advanced diagnostic tests on the fee schedule, despite a recommendation from an advisory panel that it be crosswalked to a different code (0008M). We successfully advocated to CMS to crosswalk Prosigna to the 0008M code category and restore its current reimbursement level. However, as part of its market-based pricing determinations for 2018 required by PAMA, CMS calculated the weighted median of commercial payments for laboratory tests. For Prosigna, only one commercial payment rate from a single commercial laboratory was reported which was lower than the current reimbursement price. CMS used that single payment amount as the weighted median which triggered an automatic reduction in Prosigna's Medicare reimbursement rate of $3,443 to $3,419, effective January 1, 2018. Reductions in the prices at which testing services based on our technology are reimbursed could have a negative impact on our revenue.
In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. Positive reimbursement decisions for Prosigna have occurred in France, certain regions of Spain, Canada, Israel, Switzerland and Denmark but despite these positive developments, we continue to expect that it will take several years to establish broad coverage and reimbursement for testing services based on our products with most payors in countries outside of the United States, and our efforts may not be successful.
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
Our nCounter-based reagents may be used by clinical laboratories to create Laboratory-Developed Tests, which could in the future be the subject of additional FDA regulation as medical devices, which could materially and adversely affect our business and results of operations.
In February 2014, we launched nCounter Elements reagents, a digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes. These reagents, which will now be offered to customers in the United States through a custom manufacturing service, may be used by laboratories in conjunction with appropriate analyte-specific reagents and general purpose reagents to create diagnostic tests or test systems.
A clinical laboratory can use our custom-manufactured reagents to create what is called a Laboratory Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests. Historically, LDTs generally have not been subject to FDA regulations. In October 2014, the FDA issued draft guidance documents proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could decrease demand for our reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. While FDA announced in November 2016 that it did not intend to seek finalization of the draft LDT guidance in the near term, FDA could alter its position or Congress could enact legislation that could result in FDA regulation of some LDTs. If FDA changed its policy or legislation were enacted, it could adversely affect demand for these specialized reagents.

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
We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, and we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in the European Union. We do not have regulatory clearance or approval to market in any additional markets, other than Switzerland, Israel, Canada, Turkey, New Zealand, Hong Kong, Australia, Thailand, Argentina and Singapore, or to promote Prosigna in the United States for additional indications. Other than with respect to Prosigna in such jurisdictions, we are limited to marketing our products for research use only, which means that we cannot make diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions and, potentially, for other indications. In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining any regulatory authorizations needed to use the companion diagnostic tests in clinical trials as well as the regulatory approvals to sell the companion diagnostic tests following completion of such trials. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of such approvals.
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
Before we begin to label and market our products for use as clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, unless an exemption applies we are required to obtain prior 510(k) clearance, de novo authorization or pre-market application approval, or PMA approval, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. We may pursue additional intended uses for Prosigna that require a PMA approval, which is a more burdensome regulatory process than the 510(k) clearance process. In addition, we are currently collaborating with Celgene on a companion diagnostic test for their drug REVLIMID. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), FDA expects that companion diagnostics usually will require a PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, i.e., diagnostics that are beneficial for therapeutic product development or clinical decision making but that do not meet the definition of an IVD companion diagnostic. If we developed a diagnostic device to be used in conjunction with a pharmaceutical product that was then cleared or approved but not as a companion diagnostic for the therapeutic product, this may result in potentially reduced revenue for the test as the labeling of the drug would not reference the need for the diagnostic test.
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
Certain of our products are regulated as medical devices, including Prosigna and the nCounter Dx Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review. These include routine inspections by European Union, or EU, Notified Bodies and by the FDA of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. On May 25, 2017 the European Union adopted the IVD Directive Regulation, which increases the regulatory requirements applicable to some in vitro diagnostics in the EU and would require that we re-classify and obtain pre-approval for our existing CE-marked IVD products within a five-year grace period (by May 25, 2022).
We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. For example, following discussions with the FDA regarding the appropriate classification for our nCounter Elements TagSets as General Purpose Reagents, we submitted a de novo application to the FDA. The FDA requested additional information in support of our application. We subsequently withdrew the application, and plan to offer a custom code set manufacturing service to customers developing assays. The promotional claims we can make for Prosigna are limited to the cleared (or equivalent) indication. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the U.S. and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.
We may be subject, directly or indirectly, to healthcare fraud and abuse laws and other laws applicable to our marketing practices. If we are unable to comply, or have not complied, with such laws, we could face substantial penalties.
Our operations are directly, or indirectly through our customers, subject to various fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and state, federal and foreign marketing compliance laws and gift bans. These laws may impact, among other things, our proposed sales and marketing and education programs and require us to implement additional internal systems for tracking certain marketing expenditures and reporting them to government authorities. In addition, we may be subject to privacy regulations by both the federal government and the states in which we conduct our business as well as by foreign governments and entities. The laws that may affect our ability to operate include:

•	the federal Anti-kickback Law and state anti-kickback prohibitions;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended;

•	the Medicare civil money penalty and exclusion requirements;

•	the federal False Claims Act civil and criminal penalties and state equivalents;

•	state physician gift bans and state, federal and foreign marketing expenditure disclosure laws; and

•	the Foreign Corrupt Practices Act, which applies to our international activities;

•	the European Union's General Data Protection Regulation.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. In December 2015, Congress passed a two-year suspension of the medical device tax from January 1, 2016 to December 31, 2017. In January 2018, Congress suspended the tax again for a two-year period. The tax applies to our listed medical device products, which include the nCounter Dx Analysis System and Prosigna. The Budget Control Act of 2011, contained automatic spending cuts to the federal budget known as sequestration. As a result of sequestration, Medicare payments are reduced by 2% per year. For Prosigna, pricing changes can occur through the biannual adjustment to the CLFS; this resulted in a 10% reduction in the Medicare reimbursement price for Prosigna starting on January 1, 2018. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our customers use our technology to deliver to Medicare beneficiaries, and may indirectly reduce demand for our products.
Other significant measures contained in the ACA include coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the ACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce healthcare expenditures, which may have a negative impact on payment rates for services, including our tests. Although created in 2010, to date no members have been appointed to IPAB, and it remains non-operational.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2017, we owned or licensed 20 issued U.S. patents and approximately 40 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 255 pending and granted counterpart applications worldwide, including 111 country-specific validations of 12 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
Our success depends in part on obtaining patent protection for our products and processes, preserving trade secrets, patents, copyrights and trademarks, operating without infringing the proprietary rights of third parties, and acquiring licenses for technology or products. We cannot assure investors that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. As the patent and prior art landscape for translational research and molecular diagnostic life science products grows more crowded and becomes more complex we may find it more difficult to obtain patent protection for our products including those related to digital spatial profiling and sequencing, for example. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and may therefore fail to provide us with any competitive advantage. Additionally, we cannot assure investors that our currently pending or future patent applications have or will be filed in all of our potential markets. Further, we cannot assure investors that other parties will not challenge any patents issued to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the third party or the unenforceability or invalidity of such patents and could deprive us of the ability to prevent others from using the technologies claimed in such issued patents.
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
In particular, the patent positions of companies engaged in development and commercialization of genomic diagnostic tests, like Prosigna, are particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to genomic diagnostics. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014 the U.S. Patent and Trademark Office, or USPTO, published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non‑statutory, patent ineligible subject matter. We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the genomic diagnostic space, and any such changes could have a negative impact on our business.
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
We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including our core digital molecular barcoding technology licensed from the Institute for Systems Biology, technology relating to Prosigna licensed from Bioclassifier, LLC, intellectual property relating to a gene signature of tumor inflammation from Merck and the intellectual property relating to a gene signature for lymphoma subtyping from the National Institutes of Health for use in our collaboration with Celgene Corporation. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of those licenses.
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
Litigation may be necessary for us to protect or enforce our patent and proprietary rights, defend against third-party claims or to determine the scope, coverage and validity of the proprietary rights of others. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection and reduce our ability to compete in the marketplace. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets. Our success depends in part on our non-infringement of the patents or proprietary rights of third parties. We develop complex products that integrate a wide range of technologies which may impact our ability to do so clear of third party rights and therefore may need to license other technologies or challenge the scope, coverage and validity of the proprietary rights of others to commercialize future products. As we develop new technologies such as those related to genomic diagnostic tests, digital spatial profiling and sequencing, for example, and move into new markets and applications for our products, we expect incumbent participants in such markets may assert their patents and other proprietary rights against us as part of a business strategy to slow our entry into such markets, impede our successful competition and/or extract substantial license and royalty payments from us. In addition, we may be unaware of pending third-party patent applications that relate to our technology and our competitors and others may have patents or may in the future obtain patents and claim that use of our products infringes these patents. Our competitors and others may now, and in the future, have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence or protection. We could incur substantial costs and divert the attention of our management and technical personnel in defending against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have an adverse impact on our stock price, which may be disproportionate to the actual impact of the ruling itself. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and gain market acceptance for our products.
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
Holders of approximately 3.4 million shares (including shares underlying outstanding warrants), or approximately 13%, of our outstanding shares as of December 31, 2017, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.
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
We will have broad discretion to use the net proceeds to us from our “at the market” equity offering program put into place in January 2018, and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use the net proceeds from our “at the market” equity offering program for general corporate purposes, we have not allocated these net proceeds for specific purposes. Investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. Our use of the proceeds may not improve our operating results or increase the value of the securities offered pursuant to the “at the market” equity offering program.
Our officers and directors, and their respective affiliates, own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
Our executive officers and directors together with their respective affiliates, own approximately 17% of our outstanding common stock as of December 31, 2017. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. We will cease to be an “emerging growth company” on December 31, 2018. As an “emerging growth company,” we have chosen to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our common stock less attractive as a result of these exemptions, there may be a less active trading market for our common stock and our stock price may be lower and be more volatile. As an “emerging growth company” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

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
Our landlords hold security deposits of approximately $317,000. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.
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

Year ended December 31, 2017	High	Low
First quarter	$23.25	$16.50
Second quarter	$20.70	$14.72
Third quarter	$16.78	$13.17
Fourth quarter	$16.60	$7.03
Year ended December 31, 2016
First quarter	$17.66	$11.30
Second quarter	$16.50	$11.89
Third quarter	$20.28	$12.50
Fourth quarter	$23.45	$18.19
Holders
As of February 28, 2018, there were approximately 25 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
On August 4, 2017, we issued Lam a warrant to purchase up to 1.0 million shares of our common stock, with the exact number of issuable shares equal to (1) 1.0 million shares multiplied by (2)(a) the amount of funding provided by Lam divided by (b) $50.0 million. The exercise price of the warrant is $16.75 per share. The issuance of the warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. During 2017, Lam did not exercise any warrants.

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2017. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	932,175	$3.34	—
2013 Equity Incentive Plan	4,925,785	13.42	180,497
2013 Employee Stock Purchase Plan	—	N.A.	269,811
Equity compensation plans not approved by security holders(2):	—	N.A.	—
Total	5,857,960	N.A.	450,308
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
(2) On January 15, 2018, our board of directors adopted the NanoString Technologies, Inc. 2018 Inducement Equity Incentive Plan, or the Inducement Plan, and, subject to the adjustment provisions of the Inducement Plan, reserved 250,000 shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to our 2013 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the NASDAQ inducement award exception or to comply with the NASDAQ acquisition and merger exception. However, our 2013 Equity Incentive Plan permits certain exchange programs (including repricings) without stockholder approval, while the Inducement Plan requires stockholder approval for such exchange programs.

Item 6. Selected Financial Data
The following selected financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2017, 2016 and 2015 and Consolidated Balance Sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2014 and 2013 and Consolidated Balance Sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Consolidated Statements of Operations:
Revenue	$114,905	$86,489	$62,667	$47,593	$31,403
Costs and expenses:
Cost of product and service revenue	31,880	30,245	26,126	21,149	15,009
Research and development	46,888	34,720	24,597	21,404	14,979
Selling, general and administrative	74,334	62,700	53,186	51,063	29,912
Total costs and expenses	153,102	127,665	103,909	93,616	59,900
Loss from operations	(38,197)	(41,176)	(41,242)	(46,023)	(28,497)
Other income (expense):
Interest income	809	390	233	272	68
Interest expense	(6,153)	(5,672)	(4,017)	(4,140)	(1,942)
Other income (expense)	183	(515)	(389)	(147)	(66)
Revaluation of preferred stock warrant liability	—	—	—	—	1,156
Total other income (expense)	(5,161)	(5,797)	(4,173)	(4,015)	(784)
Net loss before provision for income taxes	(43,358)	(46,973)	(45,415)	(50,038)	(29,281)
Provision for income taxes	(204)	(116)	(166)	—	—
Net loss	$(43,562)	$(47,089)	$(45,581)	$(50,038)	$(29,281)
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(4,653)
Net loss attributable to common stockholders	$(43,562)	$(47,089)	$(45,581)	$(50,038)	$(33,934)
Net loss per share—basic and diluted	$(1.84)	$(2.34)	$(2.40)	$(2.80)	$(4.44)
Weighted-average shares used in computing basic and diluted net loss per share	23,731	20,116	19,027	17,839	7,643

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$77,555	$74,036	$49,044	$72,225	$42,656
Working capital	86,002	77,402	61,882	76,411	42,106(1)
Total assets	136,762	126,373	92,869	102,068	64,372(1)
Total long-term debt and lease financing obligations, net of unamortized debt issue costs (includes current portion)	48,931	47,424	41,226	30,246	18,293(1)
Total stockholders’ equity	$40,109	$12,305	$20,215	$44,813	$31,469

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
We market our systems and related consumables to researchers in academic, government, and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease and to clinical laboratories and medical centers for diagnostic use. As of December 31, 2017, we had an installed base of approximately 605 nCounter systems, which our customers have used to publish more than 1,800 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries may be translated and validated as diagnostic tests. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we collaborate with biopharmaceutical companies to develop companion diagnostics, that may be used to identify which patients are most likely to respond to a particular drug therapy.
We derive a substantial majority of our revenue from the sale of our products to life science researchers, which consist of our nCounter instruments and related proprietary consumables, which we call CodeSets, nCounter-based reagents and Master Kits. After buying an nCounter Analysis System, research customers purchase consumables from us for use in their experiments. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of our instruments grows, we expect recurring revenue from consumable sales to be an important driver of our operating results. We also derive revenue from processing fees related to proof-of-principle studies we conduct for potential customers and service contracts for our nCounter Analysis Systems.
In 2013, we began offering instruments and consumables for use in diagnostic testing. In September 2013, we received 510(k) clearance from the FDA to market in the United States a version of Prosigna providing an assessment of a patient’s risk of recurrence for breast cancer. In November 2013, we began offering a version of the nCounter Analysis System to high-complexity, CLIA-certified laboratories for research and diagnostics purposes. This configuration of the nCounter Analysis System provides clinical laboratories a single platform with the flexibility to support both clinical testing, by running Prosigna, and research, by processing translational research experiments using our research consumables. The nCounter-based reagents provide further flexibility by allowing laboratories to develop their own Laboratory Developed Tests for gene expression, copy number variation and gene fusion signatures, which can be performed by a laboratory and may include genetic tests and other tests for rare conditions.
We use third-party contract manufacturers to produce the instruments comprising the nCounter Analysis System. We manufacture consumables at our Seattle, Washington facility. This operating model is designed to be capital efficient and to scale efficiently as our product volumes grow. We focus a substantial portion of our resources on developing new technologies, products and solutions. We invested $46.9 million, $34.7 million and $24.6 million in 2017, 2016 and 2015, respectively, in research and development and intend to continue to make significant investments in research and development.
In March 2014, we entered into a collaboration agreement with Celgene Corporation, or Celgene, pursuant to which we are working collaboratively with Celgene to develop, seek regulatory approval for, and commercialize a companion diagnostic assay for use in screening patients with Diffuse Large B-Cell Lymphoma. Under the terms of the collaboration agreement, we will develop, seek regulatory approval for, and commercialize the diagnostic test, and we retain the flexibility to independently develop and commercialize additional indications for the test. We are eligible to receive payments from Celgene totaling up to $27.3 million, of which $5.8 million was received as an upfront payment upon delivery of certain information to Celgene and $21.5 million is for development funding and potential success-based development and regulatory milestones. In February 2018, we entered into an amendment to the collaboration agreement in which Celgene agreed to provide us with additional funding for work intended to enable a subtype and prognostic indication for the test being developed under the agreement for Celgene’s drug REVLIMID. In addition, the amendment provides an additional milestone payment to us payable upon achievement of certain regulatory activities and timelines. In connection with this amendment, we agreed to remove the right to receive payments from Celgene in the event commercial sales of the companion diagnostic test do not exceed certain pre-specified minimum annual revenues during the first three years following regulatory approval. In addition, the amendment allows Celgene, at its election, to use trial samples with additional technologies for companion diagnostics. For additional information regarding the development collaboration agreement, see the section of this report captioned “Business—Collaborations—Celgene Corporation” and Note 17 - Subsequent Events of the consolidated financial statements included in this report.
In May 2015, we entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop and commercialize a novel diagnostic test, based on an optimized gene expression signature, to predict response to KEYTRUDA in multiple tumor types. In October 2017, we were notified by Merck of the decision not to pursue regulatory approval of the companion diagnostic test for KEYTRUDA. As a result, the scope of the collaboration was significantly reduced. For additional information regarding the development collaboration agreement, see the section of this report captioned “Business—Collaborations—Merck & Co., Inc.”.
In January 2016, we entered into a collaboration with Medivation, Inc. and Astellas Pharma Inc. to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. In September 2016, Medivation was acquired by Pfizer, Inc., or Pfizer, and became a wholly owned subsidiary of Pfizer. In May 2017, we received notification from Pfizer and Astellas terminating the collaboration agreement as a result of a decision to discontinue the related clinical trial. For additional information regarding the development collaboration agreement, see the section of this report captioned “Business—Collaborations—Medivation, Inc. and Astellas Pharma, Inc.”.
In August 2017, we entered into a collaboration agreement with Lam Research Corporation, or Lam, to support the development of our Hyb & Seq product candidate and related assays. For additional information regarding the development collaboration agreement, see the section of this report captioned “Business—Collaborations—Lam Research Corporation”.
Our total revenue increased to $114.9 million in 2017 from $86.5 million in 2016 and $62.7 million in 2015. The increase was driven primarily by increased revenue of $25.5 million recorded from our various collaborations which are discussed in more detail in the above referenced section of this report. Absent the increase in collaboration revenue, our core product and service revenues increased moderately driven in part by growth in our Prosigna revenue, as well as increased revenue from consumables and service contracts associated with our growing install base of nCounter Analysis Systems. Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, as we have expanded our European direct sales force and entered into agreements with distributors of our products in Europe, the Middle East, Asia Pacific and South America, the amount of revenue generated outside of North America has generally increased, although there have been significant quarter-to-quarter fluctuations. We have never been profitable and had net losses of $43.6 million, $47.1 million, and $45.6 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, our accumulated deficit was $313.1 million.
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
Product Revenue
Our products consist of our nCounter Analysis System and related consumables, including Prosigna in vitro diagnostic kits. Our nCounter MAX Analysis System typically consists of one nCounter Digital Analyzer and one nCounter Prep Station, having a U.S. list price of $235,000. The U.S. list price of the similarly configured nCounter Dx Analysis System is $265,000, or $285,000 if fully enabled to run Prosigna. Our newly developed nCounter SPRINT Profiler has a reduced footprint and combines the function of the prep station with the digital analyzer in a single instrument. It has a U.S. list price of $149,000. Outside the United States, depending on the country, list prices are generally higher. In certain cases, customers may pay less than the list price for our various nCounter instruments. For example, some of our systems are sold to customers through independent distributors, and these distributors may purchase systems from us at a discount to list price. Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis System and purchase related consumables, potentially including Prosigna kits.
For our research customers, related consumables include (1) gene and protein expression analysis panels, which are standardized and pre-manufactured, (2) custom CodeSets, which we manufacture to the specific requirements of an individual researcher, and (3) Master Kits, cartridges and reagents, which are ancillary reagents, cartridges, tips and reagent plates required to setup and process samples in our instruments.
For our clinical laboratory customers, related consumables include Prosigna in vitro diagnostic kits and selected nCounter reagents. We sell our nCounter Dx Analysis Systems to clinical laboratory customers or offer to lease them under “reagent rental” arrangements where an instrument is placed at a customer location at minimal direct cost and the customer commits to purchase a minimum volume of consumable products over a period of time. To date, the majority of our clinical laboratory customers have elected to purchase instruments. Our average consumables revenue per installed system was approximately $90,000 for the year ended December 31, 2017.
The list price of a Prosigna test in the United States and Europe is $2,080 and €1,550 per patient, respectively. Although the price of Prosigna and our additional future diagnostic products will depend on many factors, including whether and how much third-party payors will reimburse laboratories for conducting such tests, we expect that the gross margin for our diagnostic kits may be higher than for our research consumables. We sell Prosigna kits to our lab customers, who will be responsible for providing the testing service and contracting and billing payors. Prosigna kits are sold to clinical laboratories on a fixed dollars-per-kit basis, which does not expose us to direct third-party payor reimbursement risk. However, we provide customary volume discounts, and in some cases, introductory pricing during the period in which third-party payor reimbursement is being established. As a result, the average selling price per Prosigna test is lower than list price.
Service Revenue
Service revenue consists of fees associated with service contracts and conducting proof-of-principle studies. We include a one-year warranty with the sale of our instruments and offer service contracts, which are purchased by a majority of our customers. We selectively provide proof-of-principle studies to prospective customers in order to help them better understand the benefits of the nCounter Analysis System, and in some cases allowing customers early access to technologies under development for which we generate data and perform analysis services on their behalf.
Collaboration Revenue
Collaboration revenue has been derived primarily from our collaborations with Celgene, Merck, Lam and, historically, our terminated collaboration with Medivation and Astellas. As of December 31, 2017, we have received a total of $83.4 million from these collaboration agreements, of which $42.3 million, $16.7 million, and $5.9 million has been recorded as collaboration revenue in 2017, 2016, and 2015, respectively, with the remainder recorded as deferred revenue and customer deposits, which will be recognized as collaboration revenue over our remaining development performance period for each of the agreements. Collaboration revenue also includes revenue recognized under several smaller collaborations.
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
The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer. Americas consists of the United States, Canada, Mexico and South America; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia, India and Australia.

	Year Ended December 31,
	2017		2016		2015
	(Dollars in thousands)
Americas	$86,099	75%	$60,330	70%	$41,265	66%
Europe & Middle East	21,791	19%	18,497	21%	14,807	24%
Asia Pacific	7,015	6%	7,662	9%	6,595	10%
Total revenue	$114,905	100%	$86,489	100%	$62,667	100%
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
The average unit cost of our instruments has declined in the current year as compared to prior years primarily as a result of introducing our lower-cost nCounter SPRINT Profiler in July 2015. We expect the average unit costs of our instruments to continue to decline as we expand our market opportunity among smaller research laboratories and sell a higher proportion of SPRINT systems. We expect the unit costs of consumable products to decline as a result of our ongoing efforts to improve our manufacturing processes and expected increases in production volume and yields. Although the unit costs of our custom CodeSets vary, they are generally higher as a percentage of the related revenue than our standard panel products, in vitro Prosigna diagnostic kits and nCounter-based reagents.
Operating Expenses
Research and Development
Research and development expenses consist primarily of salaries and benefits, occupancy, laboratory supplies, engineering services, consulting fees, costs associated with licensing molecular diagnostics rights and clinical study expenses to support the regulatory approval or clearance of diagnostic products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products and applications. We believe that our continued investment in research and development is essential to our long-term competitive position and expect these expenses to increase in future periods. In particular, following the entry into the Lam collaboration in August 2017, which provides up to $50 million of funding for our Hyb & Seq program, we expect to experience a substantial increase in related research and development expenses.
Given the size of our research and development staff and the limited number of active projects at any given time, we have found that, to date, it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, other than for collaborations and certain major technology development projects, we have not required employees to report their time by project, nor have we allocated our research and development costs to individual projects, other than collaborations. Research and development expense by functional area was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Platform technology	$16,645	$10,312	$6,749
Manufacturing process development	3,025	2,582	1,802
Life sciences research products and applications	7,933	6,298	4,982
Diagnostic product development	7,161	6,648	3,727
Clinical, regulatory and medical affairs	7,036	5,111	4,939
Facility allocation	5,088	3,769	2,398
Total research and development expense	$46,888	$34,720	$24,597

Selling, General and Administrative
Selling, general and administrative expenses consist primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expenses to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows to support the expected introduction of new products and product platforms, including our Digital Spatial Profiling, or DSP, and Hyb and Seq product candidates, as well as the general broadening of our customer base and growth of our existing nCounter business. In 2017, we made additions to our commercial leadership and also expanded our sales force significantly, including the addition new roles which are focused on sales of consumables to our existing instrument base. We believe these changes may enable our existing sales representatives to focus on instrument sales and support the growth of our installed instrument base. Legal, accounting and compliance costs have also increased as a result of our being a public company, and we expect them to continue to increase as our business grows.
Factors Affecting Our Performance
Instrument Installed Base
Our future financial performance will be driven in large part by the rate of sales of our nCounter Analysis Systems. In July 2015, we introduced our new generation of the nCounter Analysis System, the nCounter SPRINT Profiler, which has increased our addressable market by making the technology more appealing to individual researchers. The new system is a single instrument with a reduced footprint that combines a prep station and a digital analyzer and is offered at a more affordable price.
We plan to grow our system sales in the coming years through other strategies, including expanding our sales channel in both direct and distributor territories and by continuing to enhance the underlying technology and applications for both research and clinical diagnostics use. As part of this strategy, we added incremental sales territories and augmented our field sales team with greater inside sales support, and continued to grow our base of distributors in 2017. As our installed base of instruments grows, we solicit feedback from our customers and focus our research and development efforts on enabling the nCounter Analysis System for additional applications, which in turn helps to drive additional sales of our instruments and consumables.
Our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly, and may be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we will likely experience fluctuations in our future instrument sales on a period-to-period basis.
As of December 31, 2017 we had an installed base of approximately 605 nCounter Analysis Systems, which we count based on the number of nCounter SPRINT Profilers and nCounter Digital Analyzers sold, given that a system may couple one analyzer with multiple nCounter Prep Stations. Management focuses on instrument unit sales as a primary indicator of current business success and a leading indicator of likely future sales of consumables.
Recurring Consumables Revenue
Our instruments are designed to be used only with our consumables. This closed system model generates recurring revenue from each instrument we sell. Management focuses on recurring consumable revenue per system as an indicator of the continuing value generated by each system. We calculate recurring consumables revenue per system (also known as pull-through) quarterly by dividing consumables and in vitro diagnostic kits revenue recognized in a particular quarter (other than consumables revenue related to proof-of-principle studies) by the total number of nCounter Analysis Systems installed as of the last day in the immediately preceding quarter. Historically, a large majority of our systems and related consumables have been sold to research customers. Our average consumables revenue per installed system was approximately $90,000 for the year ended December 31, 2017.
As the installed base of the nCounter Analysis Systems expands, consumables revenue is expected to increase and over time should continue to be an increasingly important contributor to our total revenue. Our consumables revenue per system installed may fluctuate in the future, reflecting the mix of our installed instruments, and potential shifts in the mix, or type, of consumables sold to our installed customer base. Additionally, we expect Prosigna in vitro diagnostic kit revenue to contribute an increasing amount of recurring revenue as we install more diagnostic systems, Prosigna is included in important breast cancer treatment guidelines and reimbursement by third-party payors becomes more broadly available. In 2016 and 2017, we launched additional 3D Biology panels, including our first for the measurement of DNA mutations and in 2017 we launched our “360” panels for use in breast cancer, immuno-oncology and hematology. In 2018, we intend to expand beyond oncology and launch nCounter panels focused on neuroscience and immune-related diseases. The introduction of new applications has the potential to further increase our consumables revenue stream. Over time, we believe that consumables revenue may be subject to less period-to-period fluctuation than our instrument sales revenue.
Revenue Mix and Gross Margin
Our product revenue is derived from sales of nCounter Analysis System instruments and related consumables, including Prosigna in vitro diagnostic kits. Generally, our consumables have higher gross margins than our instruments. There may be fluctuations in sales mix between instruments and consumables from period to period. For example, during 2017 our total product and service revenues increased by 4%, however we experienced a 11% decline in instrument sales compared to 2016. This decline in instrument sales was offset by revenue growth from our consumables, including Prosigna in vitro diagnostic kits, and increased revenue from service contracts resulting from our growing installed base of nCounter Analysis Systems. For 2015 and 2016, we experienced an increase in gross margin on product and service revenues, primarily due to an increasing proportion of our sales being derived from our consumable products and other factors, including improved margins on consumable revenues and service revenue. Although future results may vary period to period, over time, as our installed base of systems grows, consumables may continue to constitute a larger percentage of total product revenue, which would tend to increase our gross margins. Such gross margin increases may be offset by the mix of consumable products sold, or in the event we introduce new instrument product platforms that become increasing components of our product sales, such as DSP or Hyb and Seq. In addition, both the average selling price and manufacturing cost of our instruments has decreased with the introduction of the nCounter SPRINT Profiler and this trend may continue with future generations of our nCounter Analysis System. For example, although we sold approximately 40% more systems in 2016 compared to 2015, our instrument revenue only increased 16%. This was largely due to substantially increased sales of lower priced SPRINT systems in 2016. Future instrument selling prices and gross margins may fluctuate as we grow our volume of distribution partners in geographies outside of the United States, as we introduce new products and reduce our product costs, and from variability in the timing of new product introductions.
We derive service revenue from service contracts, which are purchased by a majority of our customers. Additionally, we selectively provide proof-of-principle studies in connection with prospective sales to customers to demonstrate the performance of our nCounter Analysis System. Collaboration revenue is primarily derived from our diagnostic and other collaborations with Celgene, Merck, Lam, and historically, our collaboration with Medivation and Astellas.
The following table reflects the breakdown of revenue in absolute dollars and as percentage of total revenue.

	Year Ended December 31,
	2017		2016		2015
	(Dollars in thousands)
Product revenue:
Instruments	$20,839	18%	$24,229	28%	$20,974	33%
Consumables	38,311	33%	37,545	43%	30,597	49%
In vitro diagnostic kits	6,745	6%	4,168	5%	2,457	4%
Total product revenue	65,895	57%	65,942	76%	54,028	86%
Service revenue	6,115	5%	3,192	4%	2,611	4%
Total product and service revenue	72,010	62%	69,134	80%	56,639	90%
Collaboration revenue	42,895	38%	17,355	20%	6,028	10%
Total revenue	$114,905	100%	$86,489	100%	$62,667	100%
Results of Operations
Comparison of Years Ended December 31, 2017 and 2016

Revenue

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
	(Dollars in thousands)
Product revenue:
Instruments	$20,839	$24,229	$(3,390)	(14)%
Consumables	38,311	37,545	766	2%
In vitro diagnostic kits	6,745	4,168	2,577	62%
Total product revenue	65,895	65,942	(47)	—%
Service revenue	6,115	3,192	2,923	92%
Total product and service revenue	72,010	69,134	2,876	4%
Collaboration revenue	42,895	17,355	25,540	147%
Total revenue	$114,905	$86,489	$28,416	33%
Instruments revenue decreased for the year ended December 31, 2017, due primarily to fewer instruments sold during the year, and to a lesser extent, the realization of a lower average price per instrument sold. We sold approximately 125 instruments in 2017, down from approximately 140 instruments in 2016. While our mix of instruments sold remained relatively consistent year over year, the average price per instrument sold in 2017 was impacted by a greater proportion of instruments being sold through distributors during 2017, for which we typically record lower selling prices, as well as lower prices recorded related to sales of our nCounter SPRINT Profilers as compared to 2016. Consumables revenue increased during 2017, primarily as a result of our growing installed base of nCounter Analysis Systems, as well as growth in various European markets. In vitro diagnostic kit revenue represents sales of Prosigna assays, which increased as more testing providers came online, and testing volumes increased. The increase in service revenue was primarily related to an increase in the number of instruments covered by service contracts, and also increases in revenue generated from technology access fees, data analysis, and other services related to new potential customers and technologies which are under development. Our product and service revenue may continue to increase in future periods, as a result of our increased investments in sales and marketing activities, the introduction of new nCounter consumable products, and the potential commercial launch of our DSP and Hyb & Seq product candidates.
Collaboration revenue increased by $25.5 million in 2017, due largely to changes in estimates related to future costs associated with our collaborations with Merck and Medivation and Astellas. Our collaboration with Medivation and Astellas was terminated during the second quarter of 2017, and during the fourth quarter of 2017, we were notified by Merck of a change in scope associated with planned future regulatory activities. Both of these events resulted in a decrease of the total expected costs associated with the collaborations, and as a result, the completion percentage used in the proportional performance model used for revenue recognition increased substantially. These changes in estimates resulted in an acceleration of revenue recognized during 2017, relative to the original planned project time lines and estimated costs. The addition of our new collaboration agreement with Lam, which was entered into during the third quarter of 2017, also contributed to our increased collaboration revenue in 2017 as compared to the prior year.
Cost of Product and Service Revenue; Gross Profit; and Gross Margin

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
	(Dollars in thousands)
Cost of product and service revenue	$31,880	$30,245	$1,635	5%
Product and service gross profit	$40,130	$38,889	$1,241	3%
Product and service gross margin	56%	56%
For the year ended December 31, 2017, cost of product and service revenue increased due to higher volumes of consumables sold, including our Prosigna in vitro diagnostic kits, as well as increased revenue from service contracts and data analysis services as compared to 2016. These increases were partially offset by the lower volume of instruments sold during the year. Our gross margin on product and service revenue in 2017 benefited from a shift in revenue mix from instruments to consumables, driven in large part by continued growth in Prosigna in vitro diagnostic kit revenue, the addition of new higher margin service revenue from our DSP technology access program, and a lower royalty rate on our license of the foundational nCounter patents due to the achievement of a cumulative revenue milestone that took effect in the third quarter of 2016. These increases were offset by lower average selling prices realized on certain sales of our nCounter Analysis Systems, as a result of selected promotion and sales related activities during the period, the reduction in certain higher gross margin custom consumable orders, and increased reserves for slow-moving inventory. We expect our cost of product and service revenue to increase in future periods, primarily due to our expected continued growth in product and service revenue. We expect our gross margin on product and service revenue to remain stable or potentially increase in future periods, as we increase our sales of consumables through a larger instrument installed base, as we introduce new nCounter consumable products that may have lower gross margins during their initial launch period, and as a greater proportion of nCounter SPRINT Profilers are sold in future periods as a percentage of our total instrument sales. Costs related to collaboration revenue are included in research and development expense.
Research and Development Expense

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
	(Dollars in thousands)
Research and development expense	$46,888	$34,720	$12,168	35%
The increase in research and development expense in 2017 was primarily attributable to an increase in staffing and personnel-related costs of $6.2 million, as well as increased supply costs of $2.2 million and professional fees of $1.8 million. These increased costs were incurred primarily to support the advancement of our collaborations and technology and product development activities, including DSP and Hyb & Seq, product candidates. In addition, facility costs increased by $1.4 million in 2017, due to expansion of our leased space for research and development activities. We expect that research and development costs will continue to increase in future periods in support of remaining development activities relating to our DSP product candidate, and as a result of our new collaboration agreement with Lam and the resulting expansion of our development of the Hyb & Seq product candidate. As an offset to this expected increase in expense relating to Hyb & Seq, Lam has committed to provide up to $50.0 million in funding. We expect the majority of the Hyb and Seq program development efforts and related costs to be incurred during 2018 and the first half of 2019.
Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
	(Dollars in thousands)
Selling, general and administrative expense	$74,334	$62,700	$11,634	19%
The increase in selling, general and administrative expense in 2017 was primarily attributable to an increase in staffing and personnel-related costs of $8.8 million to support our sales, marketing and administrative functions, increased sales and marketing costs of $1.6 million related to promotional events and other external activities, and increased professional fees of $0.6 million. These increases were partially offset by $0.6 million of lower state and local gross receipt-based taxes primarily as a result of lower amounts received under our collaboration agreements. We expect selling, general and administrative expenses may increase in future periods, in the event we make additional investments to support the sales of our existing products, or launch activities relating to new product candidates, such as our DSP product candidate, for which material commercial launch activities are expected to commence in 2019.
Other Income (Expense)

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
	(Dollars in thousands)
Interest income	$809	$390	$419	107%
Interest expense	(6,153)	(5,672)	(481)	8%
Other income (expense), net	183	(515)	698	(136)%
Total other income (expense), net	$(5,161)	$(5,797)	$636	(11)%
Interest expense increased in 2017, due primarily to increases in our long-term debt borrowings during these periods. The average balance of long-term debt outstanding during 2017 and 2016 was $48.6 million and $44.9 million, respectively. Interest income increased in 2017, due to higher interest rates as well as an increased average investment balance in 2017. Other income (expense), net is primarily related to realized and unrealized gains or losses associated with foreign currency transactions during 2017, in which we benefited from the weakening of the U.S. dollar versus foreign currencies, primarily the Euro and the British pound.
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
Other Income (Expense)

	Year Ended December 31,		Change
	2016	2015	Dollars	Percentage
	(Dollars in thousands)
Interest income	$390	$233	$157	67%
Interest expense	(5,672)	(4,017)	(1,655)	41%
Other income (expense), net	(515)	(389)	(126)	32%
Total other income (expense), net	$(5,797)	$(4,173)	$(1,624)	39%
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
Liquidity and Capital Resources
As of December 31, 2017, we had cash, cash equivalents and short-term investments of $77.6 million, compared to $74.0 million as of December 31, 2016. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: the nature and timing of any additional companion diagnostic development collaborations we may establish; market acceptance and the level of sales of our existing products and new product candidates; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
We will require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through partnership, collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, delay or reduce the scope of or eliminate some or all of our research and development programs, delay development, launch activities or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize, or reduce marketing, customer support or other resources devoted to our products or cease operations.
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. Our cash used in operations for the year ended December 31, 2017 was $51.7 million, including $22.7 million in cash receipts from our collaboration agreements. The timing and amount of such receipts in the future are uncertain, and therefore we may be required to secure larger amounts of cash to fund our planned operations.

In January 2018, we entered into a sales agreement with a sales agent to sell shares of our common stock through an "at the market" equity offering program for up to $40.0 million in gross cash proceeds. The sales agreement allows us to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limits on the number of shares that may be sold in any one trading day and a minimum price below which sales may not be made. Under the terms of the Sales Agreement, commission expenses to the sales agent will be 3% of the gross sales price per share sold through the sales agent. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us, or the sales agent upon five days’ notice. As of the date of this report, there had been no shares of common stock sold under this agreement.
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
In October 2015, we amended our term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60 million (excluding accrued interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at our option and paid together with the principal at maturity. We have elected to exercise the option to defer a portion of the interest and we have recorded $4.3 million of deferred interest through December 31, 2017. In December 2015, we borrowed an additional $10.0 million under the terms of the amended agreement and in June 2016 we borrowed an additional $5.0 million. At December 31, 2016, the option to borrow $15.0 million more under the amended term loan agreement expired. Total borrowings and deferred interest under the amended term loan agreement were $49.3 million as of December 31, 2017.
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
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial covenants, which was $85.0 million for 2017 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If our actual revenues are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. We were in compliance with our covenants as of December 31, 2017. In January 2018, we further amended the term loan agreement to provide that the lender’s interest in the collateral under the term loan agreement shall be subordinate to the lender’s interest in such collateral under our secured revolving loan facility, as described below.
In January 2018, we, as borrower, entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of our eligible accounts receivable. The agreement matures in January 2021, at which time any outstanding principal will become due and payable. Interest on borrowings is payable monthly and accrues interest at a yearly rate equal to the greater of the prime rate, as reported in the Wall Street Journal, plus 0.50% or 4.75%. During an event of default, amounts drawn accrue interest at a yearly rate equal to 8.75%. Our obligations under the agreement are secured by our cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. There were no borrowings under this facility as of the date of this report.
Use of Funds
Our principal uses of cash are funding our operations, capital expenditures, satisfaction of our obligations under our debt instruments, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in growing our existing product sales, developing and commercializing Prosigna, supporting our companion diagnostic and other collaborations, and investing in technologies that we believe have the potential to drive the long-term growth of our business.
Our operating cash requirements may increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems among research customers and clinical laboratories and continue to promote consumable usage, including Prosigna, (2) commercialize, and conduct studies to expand the clinical utility of Prosigna and develop new diagnostic tests, (3) develop new applications, chemistry and instruments for our nCounter platform, and (4) invest in the research and development of new product candidates including DSP and Hyb & Seq, as we cannot be certain our revenues will grow sufficiently to offset our operating expense increases, nor can we be certain that we will be successful in continuing to generate cash from new partnerships or collaborations to help fund our operations. As a result, we will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash used in operating activities	$(51,657)	$(6,079)	$(43,362)
Cash provided by (used in) investing activities	(2,490)	(30,261)	23,769
Cash provided by financing activities	59,668	35,093	24,268
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of our products and services and from collaborations. These cash flows received are currently outweighed by our use of cash for operating expenses to support the growth of our business. As a result, we have historically experienced negative cash flows from operating activities and this will likely continue for the foreseeable future.
Net cash used in operating activities for 2017 consisted of our net loss of $43.6 million, plus the negative impact of decreases in our deferred revenue related to collaboration agreements of $29.2 million. The decrease in deferred revenue related to collaborations was due primarily to the termination of our Medivation and Astellas collaboration agreement and the change in scope of the Merck collaboration agreement, both of which resulted in the completion percentage used in the proportional performance model used for revenue recognition to increase substantially. As a result, we accelerated the recognition of revenue recognized during 2017, relative to the original planned project time lines and estimated costs. These unfavorable “uses” of funds were partially offset by $3.3 million of changes in our operating assets and liabilities and $17.8 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal pursuant to our term loan agreement, and provisions for bad debt and inventory obsolescence.
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

Investing Cash Flows
Our most significant investing activities for the years ended December 31, 2017, 2016 and 2015 were related to the purchase and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
In the years ended December 31, 2017, 2016 and 2015, we purchased $4.3 million, $4.0 million, and $3.8 million respectively, of property and equipment required to support the growth and expansion of our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and debt borrowings.
Net cash provided by financing activities for 2017 consisted of net proceeds of $56.5 million from an underwritten public offering, $1.8 million from proceeds associated with our Employee Stock Purchase Plan, and $1.1 million of proceeds from the exercise of stock options.
Net cash provided by financing activities for 2016 consisted of net proceeds of $26.2 million from the sale of shares through an “at the market” equity offering program, proceeds of $5.0 million from our amended term loan agreement, $1.5 million from proceeds associated with our Employee Stock Purchase Plan, and $2.6 million of proceeds from the exercise of stock options. These proceeds were partially offset by payment of lease financing obligations of $0.2 million.
Net cash provided by financing activities for 2015 consisted of net proceeds of $12.5 million from the sale of shares through an “at the market” equity offering program, proceeds of $10.0 million from our amended term loan agreement, $1.3 million from proceeds associated with our Employee Stock Purchase Plan, and $0.9 million of proceeds from the exercise of stock options. These proceeds were partially offset by payment of lease financing obligations of $0.3 million and payment of deferred offering costs related to the equity offering program of $0.2 million.
Contractual Obligations
The following table reflects a summary of our contractual obligations as of December 31, 2017.

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Lease obligations(2)	$46,627	$5,316	$10,725	$11,259	$19,327
Long-term debt obligations(3)	49,315	—	—	36,987	12,328
Purchase obligations(4)	4,407	4,407	—	—	—
Total	$100,349	$9,723	$10,725	$48,246	$31,655
(1)Excludes royalty obligations based on net sales of products, including royalties payable to the Institute for Systems Biology, as any such amounts are not currently determinable.
(2)Lease costs are primarily for office, laboratory and manufacturing space.
(3)Includes principal and deferred interest on long-term debt obligations.
(4)Purchase obligations consist of contractual and legally binding commitments under outstanding purchase orders to purchase long lead time inventory and other research and development items.
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
Revenue Recognition
We generate the majority of our revenue from sales of products and services. Our products consist of our proprietary nCounter Analysis Systems and related consumables. Services consist of service contracts and service fees for assay processing.
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
Revenue from the sales of our services is recognized when no significant obligations remain undelivered and collection of the receivables is reasonably assured, which is generally when delivery has occurred. We offer service contracts on our nCounter Analysis Systems for periods ranging from 12 to 36 months after the end of the standard 12-month warranty period. Revenue from service contracts is deferred and recognized in income on a straight-line basis over the contract period.
We enter into collaborative agreements that may generate upfront fees with subsequent milestone payments that may be earned upon the completion of development-related milestones. We are able to estimate the total cost of services to be provided under the arrangement and recognize collaboration revenue using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, collaboration revenue can fluctuate substantially based on the achievement of development-related milestones. We recognize revenue from collaborative agreements that do not include upfront and/or milestone-based payments when earned. Amounts due to collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense, based on the nature of the related activities.
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
The expected term of options granted is based on historical experience of similar awards and expectations of future employee behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. Volatility through 2016 was based on the estimated volatility of similar companies whose share prices are publicly available. In 2017, we calculated volatility based on our share price activity throughout the year.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on January 1, 2018 and sustained throughout the period ending December 31, 2018, would not be material.
As of December 31, 2017, the principal and deferred interest outstanding under our term borrowings was $49.3 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
NANOSTRING TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NanoString Technologies, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NanoString Technologies, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (“collectively referred to as the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 7, 2018

We have served as the Company's auditor since 2008.

NanoString Technologies, Inc.
Consolidated Balance Sheets

	December 31,
	2017	2016
	(In thousands, except par value amounts)
Assets
Current assets:
Cash and cash equivalents	$26,136	$20,583
Short-term investments	51,419	53,453
Accounts receivable, net	19,564	22,193
Inventory, net	20,057	13,812
Prepaid expenses and other current assets	4,745	3,744
Total current assets	121,921	113,785
Restricted cash	143	143
Property and equipment, net	14,057	12,158
Other assets	641	287
Total assets	$136,762	$126,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,092	$4,935
Accrued liabilities	4,507	3,494
Accrued compensation and other employee benefits	8,634	8,240
Customer deposits	8,945	610
Deferred revenue, current portion	9,229	19,033
Deferred rent, current portion	512	13
Lease financing obligations, current portion	—	58
Total current liabilities	35,919	36,383
Deferred revenue, net of current portion	3,304	22,664
Deferred rent and other liabilities, net of current portion	8,499	7,655
Long-term debt and lease financing obligations, net of current portion and debt issuance costs	48,931	47,366
Total liabilities	96,653	114,068
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 25,421 and 21,528 shares issued and outstanding at December 31, 2017 and 2016, respectively	2	2
Additional paid-in-capital	353,308	281,900
Other comprehensive loss	(99)	(57)
Accumulated deficit	(313,102)	(269,540)
Total stockholders’ equity	40,109	12,305
Total liabilities and stockholders’ equity	$136,762	$126,373

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Revenue:
Product and service	$72,010	$69,134	$56,639
Collaboration	42,895	17,355	6,028
Total revenue	114,905	86,489	62,667
Costs and expenses:
Cost of product and service revenue	31,880	30,245	26,126
Research and development	46,888	34,720	24,597
Selling, general and administrative	74,334	62,700	53,186
Total costs and expenses	153,102	127,665	103,909
Loss from operations	(38,197)	(41,176)	(41,242)
Other income (expense):
Interest income	809	390	233
Interest expense	(6,153)	(5,672)	(4,017)
Other income (expense)	183	(515)	(389)
Total other income (expense)	(5,161)	(5,797)	(4,173)
Net loss before provision for income taxes	(43,358)	(46,973)	(45,415)
Provision for income taxes	(204)	(116)	(166)
Net loss	$(43,562)	$(47,089)	$(45,581)
Net loss per share—basic and diluted	$(1.84)	$(2.34)	$(2.40)
Weighted average shares used in computing basic and diluted net loss per share	23,731	20,116	19,027

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net loss	$(43,562)	$(47,089)	$(45,581)
Other comprehensive income (loss):
Change in unrealized gain (loss) on short-term investments	(42)	(28)	14
Comprehensive loss	$(43,604)	$(47,117)	$(45,567)

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balances at January 1, 2015	18,272	$2	$221,724	$(43)	$(176,870)	$44,813
Issuance of common stock net of issuance costs of $0.5 million	960	—	12,518	—	—	12,518
Issuance of common stock for employee stock purchase plan	136	—	1,295	—	—	1,295
Exercise of stock options	202	—	876	—	—	876
Exercise of common stock warrants, net	—	—	2	—	—	2
Stock-based compensation	—	—	6,278	—	—	6,278
Net loss	—	—	—	—	(45,581)	(45,581)
Other comprehensive loss	—	—	—	14	—	14
Balances at December 31, 2015	19,570	2	242,693	(29)	(222,451)	20,215
Issuance of common stock net of issuance costs of $1.0 million	1,333	—	26,073	—	—	26,073
Issuance of common stock for employee stock purchase plan	139	—	1,489	—	—	1,489
Exercise of stock options	349	—	2,607	—	—	2,607
Exercise of common stock warrants, net	133	—	—	—	—	—
Vesting of restricted stock units	5	—	—	—	—	—
Stock-based compensation	—	—	9,038	—	—	9,038
Net loss	—	—	—	—	(47,089)	(47,089)
Other comprehensive income	—	—	—	(28)	—	(28)
Balances at December 31, 2016	21,529	2	281,900	(57)	(269,540)	12,305
Issuance of common stock net of issuance costs of $1.3 million	3,450	—	56,486	—	—	56,486
Issuance of common stock warrants	—	—	674	—	—	674
Issuance of common stock for employee stock purchase plan	139	—	1,793	—	—	1,793
Exercise of stock options	228	—	1,086	—	—	1,086
Exercise of common stock warrants, net	29	—	—	—	—	—
Vesting of restricted stock units	46	—	—	—	—	—
Stock-based compensation	—	—	11,369	—	—	11,369
Net loss	—	—	—	—	(43,562)	(43,562)
Other comprehensive income	—	—	—	(42)	—	(42)
Balances at December 31, 2017	25,421	$2	$353,308	$(99)	$(313,102)	$40,109

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Operating activities
Net loss	$(43,562)	$(47,089)	$(45,581)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,354	2,977	2,377
Stock-based compensation expense	11,369	9,038	6,278
Amortization (accretion) of discount or premium on short-term investments	198	(20)	270
Interest accrued on long-term debt	171	158	18
Conversion of accrued interest to long-term debt	1,472	1,357	1,067
(Gain) loss on disposal of property and equipment	15	(2)	3
Provision for bad debt	361	—	34
Provision for inventory obsolescence	866	822	248
Changes in operating assets and liabilities
Accounts receivable	2,277	(2,476)	(7,328)
Inventory	(8,742)	(5,857)	(5,602)
Prepaid expenses and other	(911)	72	1,199
Other assets	(367)	37	(7)
Accounts payable	(110)	869	(166)
Accrued liabilities	1,312	(40)	(80)
Accrued compensation and other employee benefits	295	281	1,242
Customer deposits	8,335	610	—
Deferred revenue	(29,161)	29,948	(127)
Deferred rent and other liabilities	1,171	3,236	2,793
Net cash used in operating activities	(51,657)	(6,079)	(43,362)
Investing activities
Purchases of property and equipment	(4,284)	(3,991)	(3,796)
Proceeds from sale of property and equipment	—	4	6
Proceeds from sale of short-term investments	3,600	4,700	3,000
Proceeds from maturity of short-term investments	79,599	34,800	57,309
Purchases of short-term investments	(81,405)	(65,774)	(32,750)
Net cash (used in) provided by investing activities	(2,490)	(30,261)	23,769
Financing activities
Proceeds from long-term debt	—	5,000	10,000
Repayment of long-term debt and lease financing obligations	(58)	(226)	(271)
Proceeds from sale of common stock, net	56,486	26,223	12,518
Proceeds from issuance of common stock warrants	674	—	—
Proceeds from exercise of common stock warrants	—	—	2
Proceeds from issuance of common stock for employee stock purchase plan	1,793	1,489	1,295
Deferred offering costs	—	—	(152)
Tax withholdings related to net share settlements of restricted stock units	(313)	—	—
Proceeds from exercise of stock options	1,086	2,607	876
Net cash provided by financing activities	59,668	35,093	24,268
Net increase (decrease) in cash and cash equivalents	5,521	(1,247)	4,675
Effect of exchange rate changes on cash and cash equivalents	32	(26)	(42)
Cash and cash equivalents
Beginning of year	20,583	21,856	17,223
End of year	$26,136	$20,583	$21,856

NanoString Technologies, Inc.
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Supplemental disclosures
Cash paid for interest	$4,416	$4,071	$2,844
Cash paid for taxes	154	217	69
Purchases of property and equipment, accrued but not paid	—	275	640
Rental instruments reclassified from inventory	1,023	801	772
Non-cash inventory exchange for services	—	28	112
Non-cash capital lease	—	—	48
Accrual of offering costs	—	—	29

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Notes to Consolidated Financial Statements
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s technology enables direct detection, identification and quantification of individual target molecules in a biological sample by attaching a unique color coded fluorescent reporter to each target molecule of interest. The Company markets its proprietary nCounter Analysis System, consisting of instruments and consumables, including its Prosigna Breast Cancer Assay, to academic, government and biopharmaceutical and clinical laboratory customers. In addition, the Company collaborates with biopharma companies to develop companion diagnostic tests for various cancer therapies.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the amount management expects to collect from customers based on their outstanding invoices. Management reviews accounts receivable regularly to determine if any receivable will potentially be uncollectible and to estimate the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value by analyzing the status of significant past due receivables. The allowance for doubtful accounts was $0.5 million as of December 31, 2017, and $0.1 million as of December 31, 2016, 2015, and 2014. Additions to the allowance were $0.4 million, $0 and $33,600 for the years ended December 31, 2017, 2016 and 2015, respectively. There were write-offs of uncollectible accounts of approximately $1,200 and $5,000 during the years ended December 31, 2017 and 2016, respectively, and there were no write-offs during the year ended December 31, 2015.
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
The Company had two customers/collaborators, (1) Merck Sharp & Dohme Corp., a subsidiary of Merck& Co., Inc. (“Merck”), and (2) Medivation, Inc. and Astellas Pharma Inc., that represented 25% and 10%, respectively, of total revenue for the year ended December 31, 2017 and one customer/collaborator, Merck, that represented 13% of total revenue for the year ended December 31, 2016. The Company had no customers or collaborators that represented more than 10% of total revenue for the year 2015. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of December 31, 2017 and 2016.
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

Inventory
Inventory consists of finished goods, work in process, raw materials and certain component parts to be used in manufacturing or servicing the Company’s products. Inventory is stated at the lower of cost or net realizable value. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs and market represents the lower of cost or market (replacement cost or estimated net realizable value). The Company’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand, obsolete, slow moving or impaired. In the event that the Company identifies these conditions exist in its inventory, its carrying value is reduced to its net realizable value. Inventory reserves were $2.7 million as of December 31, 2017 and $2.2 million as of December 31, 2016, 2015, and 2014. Additions to the reserves were $0.9 million, $0.8 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Write-offs of inventory reserves for the years ended December 31, 2017, 2016 and 2015 were $0.4 million, $0.7 million and $0.3 million, respectively.
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
Revenue Recognition
The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the customer is fixed or determinable and (4) collectability is reasonably assured. The Company generates revenue from the sale of products and services. The Company’s products consist of its proprietary nCounter Analysis System and related consumables. Services consist of extended warranties and service fees for access to new technologies still under development or for assay processing. A delivered product or service is considered to be a separate unit of accounting when it has value to the customer on a stand-alone basis. Products or services have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered product.
Instruments, consumables and in vitro diagnostic kits are considered to be separate units of accounting as they are sold separately and revenue is recognized upon transfer of ownership, which is generally upon shipment. Instrument revenue related to installation and calibration services is recognized when services are rendered by the Company. Such services can also be provided by the Company’s distribution partners. For instruments sold for use primarily to run Prosigna assays for diagnostic purposes, training must be provided prior to instrument revenue recognition. Instrument revenue from leased instruments is recognized ratably over the lease term.
Service revenue is recognized when earned, which is generally upon the rendering of the related services. Service agreements and service fees for assay processing are each considered separate units of accounting as they are sold separately. The Company offers service agreements on its nCounter Analysis System for periods ranging from 12 to 36 months after the end of the standard 12-month warranty period. Service agreements are generally separately priced. Revenue from service agreements is deferred and recognized on a straight-line basis over the service period.
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
Selling, General and Administrative
Selling expenses consist primarily of personnel related costs for sales and marketing, contracted services and service fees and are expensed as the related costs are incurred. Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising costs totaled approximately $5.9 million, $5.3 million and $2.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.
General and administrative expenses consist primarily of personnel related costs for the Company’s finance, human resources, business development, legal, information technology and general management, as well as professional fees for legal, accounting, and other consulting services. General and administrative expenses are expensed as they are incurred.

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
Guarantees and Indemnifications
In the normal course of business, the Company guarantees and/or indemnifies other parties, including vendors, lessors and parties to transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. It is not possible to determine the maximum potential amount the Company could be required to pay under these indemnification agreements, since the Company has not had any prior indemnification claims, and each claim would be based upon the unique facts and circumstances of the claim and the particular provisions of each agreement. In the opinion of management, any such claims would not be expected to have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. The Company did not have any related liabilities recorded at December 31, 2017 and 2016.
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
Recent Accounting Pronouncements
As an “emerging growth company,” the Jumpstart Our Business Startups Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company's financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.
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
The Company has formed an implementation team and completed its preliminary assessment of the potential impact of implementing this new standard. The assessment included an analysis of the Company’s current portfolio of customer contracts and related costs, as well as a review of its historical accounting policies and practices to identify potential differences in applying the new standard. The Company has determined that its collaborative agreements fall within the scope of ASC 808, Collaborative Arrangements and intends to apply the principles of ASC 606 in the measurement and recognition of revenue. In addition, the Company has concluded that service contracts will no longer be accounted for under separate accounting guidance, but rather included as separate performance obligations within a contract subject to the new standard, which includes their inclusion in the determination and allocation of the aggregate transaction price based on their relative values, and recognition of revenue upon the delivery of the performance obligation. We have determined that such service contracts comprise two performance obligations, one related to an included right to an annual preventative maintenance service included within the agreements which will be recognized when performed or the right expires, and another related to the Company's stand-ready obligations under the service contracts will be recognized over the service period. The new standard also requires more extensive disclosures related to revenue recognition, particularly in quarterly financial statements. The Company adopted the new guidance on January 1, 2018 using the modified retrospective method of adoption, has evaluated the impact of the standard on all of its revenues, including those mentioned above, and concluded the adoption of the standard will not have a material impact on its consolidated results of operations, financial condition, or cash flows.
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
In August 2016, FASB issued “ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The standard provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows and is intended to reduce diversity in practice with respect to these items. The standard is applied using a retrospective transition method and will become effective for the Company on January 1, 2018. The Company does not anticipate adoption of this standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In November 2016, FASB issued “ASU 2016-18, Statement of Cash Flows: Restricted Cash”. The standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The standard was adopted by the Company on January 1, 2018. The Company does not anticipate adoption of this standard will have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In May 2017, FASB issued “ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting”. The standard clarifies which changes to the terms or conditions of a share-based payment award are required to be accounted for as modifications. The standard was adopted by the Company on January 1, 2018. The adoption of this standard did not have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
3. Short-term Investments
Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$35,567	$—	$(53)	$35,514
U.S. government-related debt securities	15,951	—	(46)	15,905
Total available-for-sale securities	$51,518	$—	$(99)	$51,419

Type of securities as of December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$36,198	$4	$(42)	$36,160
U.S. government-related debt securities	17,312	1	(20)	17,293
Total available-for-sale securities	$53,510	$5	$(62)	$53,453
The fair values of available-for-sale securities by contractual maturity at December 31 were as follows (in thousands):

	2017	2016
Maturing in one year or less	$39,985	$46,310
Maturing in one to three years	11,434	7,143
Total available-for-sale securities	$51,419	$53,453
The Company has both the intent and ability to sell its available-for-sale investments maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the consolidated balance sheet.
The following table summarizes investments that have been in a continuous unrealized loss position as of December 31, 2017 (in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$26,857	$(53)	$—	$—	$26,857	$(53)
U.S. government-related debt securities	8,911	(40)	3,994	(6)	12,905	(46)
Total	$35,768	$(93)	$3,994	$(6)	$39,762	$(99)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of December 31, 2017 and December 31, 2016 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2017, there were no investments in its portfolio that were other-than-temporarily impaired.
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

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

Type of securities as of December 31, 2017	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$22,398	$—	$—	$22,398
Short-term investments:
Corporate debt securities	—	35,514	—	35,514
U.S. government-related debt securities	—	15,905	—	15,905
Total	$22,398	$51,419	$—	$73,817

Type of securities as of December 31, 2016	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$16,715	$—	$—	$16,715
Short-term investments:
Corporate debt securities	—	36,160	—	36,160
U.S. government-related debt securities	—	17,293	—	17,293
Total	$16,715	$53,453	$—	$70,168
5. Inventory, Net
Inventory consisted of the following at December 31 (in thousands):

	2017	2016
Raw materials	$5,743	$4,277
Work in process	4,845	4,046
Finished goods	9,469	5,489
Total inventory	$20,057	$13,812
In 2017 and 2016, the Company transferred into property, plant and equipment net amounts totaling $1.0 million and $0.8 million, respectively, of inventory that was leased, loaned, or assigned for internal use in the Company’s facilities.
6. Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	Useful Life (Years)	2017	2016
Manufacturing equipment	5	$8,395	$6,445
Lease and loaner instruments	1 - 5	4,106	3,581
Prototype instruments	2	2,938	2,975
Computer equipment	3	2,067	1,592
Furniture and fixtures	5	1,670	1,642
Leasehold improvements	Various	11,971	8,878
Construction in progress		158	1,861
Total property and equipment, gross		31,305	26,974
Less: Accumulated depreciation and amortization		(17,248)	(14,816)
Total property and equipment, net		$14,057	$12,158
Prototype instruments consist of nCounter instruments used in internal testing and other development activities. Accumulated depreciation on lease and loaner instruments was $1.9 million and $1.5 million at December 31, 2017 and 2016, respectively.
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2017, 2016 and 2015 totaled approximately $3.3 million, $2.9 million and $2.3 million, respectively.
7. Long-Term Debt
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
In October 2015, the Company amended the term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding deferred interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The Company has elected to exercise the option to defer a portion of the interest and has recorded $4.3 million of deferred interest through December 31, 2017. In December 2015, the Company borrowed an additional $10.0 million under the terms of the amended agreement. In June 2016, the Company borrowed an additional $5.0 million. At December 31, 2016, the Company's option to borrow $15.0 million more under the amended term loan agreement expired. Total borrowings and deferred interest under the amended term loan agreement were $49.3 million and $47.8 million as of December 31, 2017 and 2016, respectively.
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
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial covenants, which was $85.0 million for 2017 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If the Company’s actual revenues are below the minimum annual revenue requirement for any given year, it may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenues and the minimum revenue requirement. The Company was in compliance with its financial covenants as of December 31, 2017.

The Company incurred $6.2 million, $5.7 million and $4.0 million of interest expense under the term loan agreement for the years ended December 31, 2017, 2016 and 2015, respectively.
Lease Financing Obligations
The Company entered into agreements to lease certain hardware, software and capitalized installation costs, the longest of which expired in June 2017. Ownership of the leased property transferred to the Company at the end of the lease term. The fair value at lease inception was recorded in property, plant and equipment and depreciated over the shorter of the useful life of the assets or the lease term. A total cost of $0.7 million for leased property is included in property and equipment at December 31, 2017 and 2016, with accumulated depreciation of $0.7 million and $0.5 million at December 31, 2017 and 2016, respectively.
Long-term debt and lease financing obligations consisted of the following at December 31 (in thousands):

	2017	2016
Term loans payable	$49,315	$47,844
Lease financing obligations	—	58
Total long-term debt and lease financing obligations	49,315	47,902
Unamortized debt issuance costs	(384)	(478)
Current portion of lease financing obligations	—	(58)
Long-term debt and lease financing obligations, net of debt issuance costs and current portion	$48,931	$47,366
Scheduled future payments of principal for outstanding debt and lease financing obligations were as follows at December 31:

2018	$—
2019	—
2020	—
2021	36,987
2022	12,328
$49,315
8. Collaboration Agreements
The Company evaluates the statement of operations classification of payments between the participants in each of its collaboration agreements at inception based on the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement. The Company has determined that amounts to be received from collaborators in connection with the collaboration agreements entered into through December 31, 2017 are related to revenue generating activities.
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
The Company recognizes revenue from collaboration agreements that do not include upfront and/or milestone-based payments when earned, which is generally in the same period related costs are incurred. Amounts due to collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense, based on the nature of the related activities.
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
The Company recognized collaboration revenue of $3.7 million for the year ended December 31, 2017. The Company received development funding of $13.4 million related to the Lam collaboration for the year ended December 31, 2017, of which $8.3 million is included in customer deposits in the consolidated balance sheet as of December 31, 2017 representing amounts received in advance. Through December 31, 2017, no amounts are due or have been paid by the Company to Lam for services provided by Lam employees under the terms of the agreement. During 2017, Lam did not exercise any warrants.
Celgene Corporation
In March 2014, the Company entered into a collaboration agreement with Celgene Corporation (“Celgene”) to develop, seek regulatory approval for, and commercialize a companion diagnostic using the nCounter Analysis System to identify a subset of patients with Diffuse Large B-Cell Lymphoma. Pursuant to the Company's agreement as amended in February 2018, the Company is eligible to receive payments from Celgene totaling up to $27.3 million, of which $5.8 million was received as an upfront payment upon delivery of certain information to Celgene and $21.5 million is for development funding and potential success-based development and regulatory milestones. There have been several amendments to the collaboration agreement and in return the Company has received additional payments totaling $2.1 million. The Company will retain all commercial rights to the diagnostic test developed under this collaboration, subject to certain backup rights granted to Celgene to commercialize the diagnostic test in a particular country if the Company elects to cease distribution or elects not to distribute the diagnostic in such country. Assuming success in the clinical trial process, and subject to regulatory approval, the Company will market and sell the diagnostic assay.
The Company achieved and was paid for milestones totaling $6.0 million during 2014. The process of successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing a product candidate is highly uncertain and the attainment of any additional milestones is therefore uncertain and difficult to predict. In addition, certain milestones are outside the Company’s control and are dependent on the performance of Celgene and the outcome of a clinical trial and related regulatory processes. Accordingly, the Company is not able to reasonably estimate when, if at all, any additional milestone payments may be payable to the Company by Celgene. See Note 17. Subsequent Events for an update to this collaboration agreement.
The Company recognized collaboration revenue related to the Celgene agreement of $0.2 million, $3.2 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the Company had recorded $5.4 million of deferred revenue related to the Celgene collaboration, of which $3.7 million is estimated to be recognizable as revenue within one year.
Merck & Co., Inc.
In May 2015, the Company entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA. Under the terms of the collaboration agreement, the Company received $3.9 million in payments during 2015. In connection with the execution of the development collaboration agreement, the Company and Merck terminated the May 2015 clinical research collaboration and moved all remaining activities under the related work plan to the new development collaboration agreement. In February 2016, the Company expanded its collaboration with Merck by entering into a new development collaboration agreement to clinically develop, seek regulatory approval for, and commercialize a companion diagnostic test to predict response to KEYTRUDA in multiple tumor types. During 2016, the Company received $12.0 million upfront as a technology access fee and $8.5 million of preclinical milestone payments. In October 2017, Merck notified the Company of its decision not to pursue regulatory approval of the companion diagnostic test for KEYTRUDA. As a result, the scope of the collaboration was significantly reduced, and activities respecting this collaboration are expected to be materially concluded in 2018.
The Company recognized collaboration revenue related to the Merck agreement of $27.0 million, $8.6 million, and $3.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, the Company had recorded $1.1 million of deferred revenue related to the Merck collaboration, $1.0 million of which is estimated to be recognized as revenue within one year. The Company received development funding of $6.8 million, $8.7 million, and $3.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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
The Company recognized collaboration revenue of $11.5 million and $4.8 million related to the Medivation/Astellas agreement for the years ended December 31, 2017 and 2016, respectively, including the favorable impact of a $1.0 million termination penalty during 2017. The Company achieved and was paid for milestones totaling $6.0 million during 2016. The Company received development funding of $0.9 million and $2.4 million for the years ended December 31, 2017 and 2016, respectively.
9. Common Stock and Preferred Stock
Common Stock
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.
Preferred Stock
Pursuant to the amended and restated certificate of incorporation filed by the Company immediately prior to the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2017, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.
Warrants
Prior to the Company’s initial public offering, warrants to purchase preferred stock were issued related to certain financing transactions. All preferred stock warrants were converted into warrants to purchase common stock upon the effectiveness of the initial public offering. As of December 31, 2017 there were 355,585 common stock warrants outstanding with a weighted average exercise price of $10.96 per share and expiration dates ranging from 2018 to 2024.
10. Stock-based Compensation
2004 Stock Option Plan and 2013 Equity Incentive Plan
The Company’s 2004 Stock Option Plan and 2013 Equity Incentive Plan (the “Plans”) authorize the grant of options, restricted stock units (“RSUs”) and other equity awards to employees, directors and consultants. As of December 31, 2017, there were 7,501,801 shares authorized under the Plans. All options granted have a ten-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. The Board of Directors determines the option exercise price and may designate stock options granted as either incentive or nonstatutory stock options. The Company generally grants stock options to employees with exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant.

Stock Option Activity
A summary of the Company’s stock option activity under the Plans is as follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1,2017	4,721,941	$12.00	7.41	$48,670
Granted	1,180,086	17.90
Canceled and forfeited	(478,078)	15.90
Exercised	(227,696)	4.78
Outstanding at December 31, 2017	5,196,253	$13.32	6.98	$3,861

December 31, 2017:
Options vested and expected to vest	4,792,694	$13.07	6.84	$3,861
Options exercisable	3,437,421	$11.90	6.19	$3,861
The weighted-average grant-date fair value per share of options granted with exercise prices equal to the market price on the date of the grant were $9.08, $6.79, and $7.07 for the years ended December 31, 2017, 2016, and 2015, respectively. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2017. The aggregate intrinsic value of options exercised was $2.4 million during 2017, $5.0 million during 2016, and $2.1 million during 2015, determined as of the option exercise date. The fair value of options vested was $8.9 million, $6.8 million, and $6.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The following table summarizes information about the Company’s stock options outstanding at December 31, 2017:

	Outstanding		Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Remaining Contractual Life in Years
$1.92	431,345	4.21	431,345	4.21
$2.24 – $6.72	494,155	3.87	494,155	3.87
$7.47 – $12.56	480,694	6.76	384,717	6.28
$12.77	674,356	7.06	488,124	7.04
$12.94	577,212	8.05	276,718	7.99
$13.01 – $14.95	360,230	7.62	241,553	7.42
$14.99 – $17.50	531,282	8.27	218,634	7.36
$17.89 – $18.90	1,346,556	7.63	806,525	6.66
$19.09 – $22.71	300,423	8.22	95,650	7.33
	5,196,253		3,437,421
In January 2014, the compensation committee of the Company's board of directors delegated authority to a committee of the Company's officers to make new-hire option grants, and in October 2015 further delegated the authority for the committee to make merit option grants, to non-officer employees. The authority of this committee is limited by a charter approved by the compensation committee of the Company's board of directors, the 2013 equity incentive plan and Delaware law. During 2017, the Company became aware of certain new higher option grants that had not been done in accordance with the committee’s charter. The Company took appropriate steps to fix these issues, which included ratification of a number of option grants, adjustments to the grant dates and/or grant prices, and in some cases, cancellation of certain grants. In the aggregate, the Company modified approximately 265,000 stock option awards to correct the exercise price and grant date for these awards which affected 109 employees of the Company, and as a result, during the year ended December 31, 2017, the Company recorded approximately $50,000 of incremental stock based compensation cost resulting from the modifications to these stock awards.

Restricted Stock Unit (RSU) Activity
A summary of RSU activity under the Plans is as follows:

Non-vested RSUs	Share Equivalent	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	163,602	$15.70
Changes during the year:
Granted	603,493	10.73
Vested	(66,956)	15.77
Forfeited	(38,432)	17.20
Non-vested at December 31, 2017	661,707	$11.07
The fair value of the RSUs is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of vested RSUs was $1.1 million and $64,000 for the years ended December 31, 2017 and 2016. There were no vested RSUs for the year ended December 31, 2015.
Stock-based compensation
The following table sets forth stock-based compensation expense related to stock-based arrangements under the Plans for the years ended December 31 as follows (in thousands):

	2017	2016	2015
Cost of revenue	$719	$548	$471
Research and development	2,853	2,046	1,453
Selling, general and administrative	7,047	5,602	3,919
Total stock-based compensation expense	$10,619	$8,196	$5,843
As of December 31, 2017, total unrecognized stock-based compensation cost related to non-vested options was $19.2 million. This cost will be recognized on a straight-line basis over the weighted-average remaining service period of 2.35 years. The Company utilizes newly issued shares to satisfy option exercises. No tax benefit was recognized related to stock-based compensation cost since the Company has not reported taxable income to date and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.
Valuation assumptions
The fair value of each employee option grant as of December 31 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2017	2016	2015
Risk-free interest rates	1.40% - 2.26%	1.18% - 2.12%	1.37% - 1.97%
Expected term (years)	5.50 - 6.25	5.50 - 6.50	6.25
Expected dividend yield	—	—	—
Expected volatility	53.9% - 58.0%	47.0%	57.0%
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
During 2017, 2016, and 2015, shares issued under the ESPP were 138,972, 139,195, and 136,078, respectively. The Company recorded share-based compensation expense for shares issued from the ESPP of $0.8 million, $0.8 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. A total of 825,442 shares of common stock have been reserved for issuance under the ESPP, of which 269,811 shares were available for issuance as of December 31, 2017.
11. Defined Contribution Retirement Plan
The Company maintains a 401(k) defined contribution retirement plan covering substantially all of its employees. The plan provides for matching and discretionary contributions by the Company. Contributions were $1.2 million, $0.9 million, and $0.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
12. Income Taxes
Loss before income taxes for the years ended December 31 consisted of the following (in thousands):

	2017	2016	2015
Domestic	$(44,324)	$(47,562)	$(46,065)
Foreign	966	589	650
Loss before income taxes	$(43,358)	$(46,973)	$(45,415)
Significant components of our provision for income taxes for the years ended December 31 are as follows (in thousands):

	2017	2016	2015
Current:
Domestic	$—	$—	$—
Foreign	204	116	166
Total provision for income taxes	$204	$116	$166
The Tax Cuts and Jobs Act, or the Act, was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%, among other changes. The Company’s accounting for the elements of the Act is complete and resulted in a $37.7 million reduction in its net deferred tax assets as of December 31, 2017 to reflect the new statutory rate. The rate adjustment to the deferred tax assets was fully offset by a decrease in the valuation allowance, resulting in no rate impact to the Company.
A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31 are as follows (in thousands):

	2017	2016	2015
Income tax provision at statutory rate	$(15,076)	$(16,010)	$(15,662)
Tax on repatriated foreign earnings and other nondeductible items	179	135	401
Change in tax credits	(2,361)	(1,449)	(792)
Change in valuation allowance	(19,792)	17,824	16,706
Change in tax rate	37,690	—	—
Foreign tax and other	(436)	(384)	(487)
Total provision for income taxes	$204	$116	$166
Net operating loss (“NOL”) carryforwards created by excess tax benefits from the exercise of non-qualified stock options are not recorded as deferred income tax assets. To the extent such NOL carryforwards are utilized, the benefit realized will increase stockholders’ equity. At December 31, 2017, for income tax return purposes the Company has gross federal and state NOL carryforwards totaling $232.8 million and tax credit carryforwards of $7.0 million. These carryforwards may be subject to limitations under the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the carryforwards will begin to expire in 2025 through 2038.
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
The effect of temporary differences and carryforwards that give rise to deferred tax assets for the years ended December 31 were as follows (in thousands):

	2017	2016
Net operating loss carryforwards	$49,662	$70,694
Research and development tax credit carryforwards	6,505	4,572
Foreign tax credit carryforwards	448	—
Stock-based compensation	5,664	5,360
Other	6,382	7,827
Total deferred tax assets	68,661	88,453
Less: Valuation allowance	(68,661)	(88,453)
Net deferred tax assets	$—	$—
The Company has recorded a full valuation allowance related to its deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets.
The table below summarizes changes in the deferred tax asset valuation allowance for the years ended December 31 (in thousands):

	2017	2016	2015
Balance at beginning of year	$88,453	$70,629	$53,923
Charged to costs and expenses	17,898	17,824	16,706
Impact of change in tax rate	(37,690)	—	—
Balance at end of year	$68,661	$88,453	$70,629
The total balance of unrecognized gross tax benefits for the years ended December 31, resulting from research and development tax credits claimed on the Company’s annual tax return was as follows (in thousands):

	2017	2016	2015
Unrecognized tax benefits at beginning of year	$1,524	$1,041	$777
Additions based on current year tax positions	644	483	264
Unrecognized tax benefits at end of year	$2,168	$1,524	$1,041
The Company classifies applicable interest and penalties on amounts due to tax authorities as a component of the provision for income taxes. The amount of accrued interest and penalties recorded in 2017, 2016 or 2015 was not significant. The Company does not anticipate that the amount of its existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of net operating loss carryforwards in most jurisdictions, the Company’s tax years remain open for examination by U.S. taxing authorities back to 2004.
13. Commitments and Contingencies
Operating Leases
The Company is obligated to make future minimum payments under three operating leases for 106,740 square feet of space used for general office, laboratory, manufacturing, operations, and research and development purposes primarily in Seattle. The leases expire beginning in 2018 to 2026 and include options to renew at the then current fair market rental for each of the facilities. The lease agreements contain rent abatement periods, scheduled rent increases and provide for tenant improvement allowances. Accordingly, the Company has recorded a deferred rent liability of $8.7 million and $7.5 million as of December 31, 2017 and 2016, respectively. This deferred rent liability is amortized over the term of the related lease.
Rent expense totaled approximately $4.8 million, $3.8 million and $3.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Future minimum lease payments under noncancelable operating leases as of December 31, 2017 were as follows (in thousands):

2018	$5,316
2019	5,307
2020	5,418
2021	5,551
2022	5,708
Thereafter	19,327
$46,627
Purchase Commitments
The Company has non-cancellable purchase obligations totaling $4.4 million at December 31, 2017 related to binding commitments to purchase inventory and other research and development items.
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
The following outstanding options, restricted stock units and warrants as of December 31 were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	2017	2016	2015
Options to purchase common stock	5,335	4,711	4,069
Restricted stock units	313	115	—
Common stock warrants	317	491	572
15. Information about Geographic Areas
The following table is based on the geographic location of distributors or end users who purchased products and services and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Revenue by geography as of December 31 was as follows (in thousands):

	2017	2016	2015
Americas	$86,099	$60,330	$41,265
Europe & Middle East	21,791	18,497	14,807
Asia Pacific	7,015	7,662	6,595
Total revenue	$114,905	$86,489	$62,667
Total revenue in the United States was $84.0 million, $58.0 million and $37.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.
16. Condensed Quarterly Financial Data (unaudited)
The following table contains selected unaudited financial data for each quarter of 2017 and 2016. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2017
Total revenue	$18,063	$34,592	$27,016	$35,234
Net loss	$(18,852)	$(4,555)	$(11,404)	$(8,751)
Net loss per share – basic and diluted	$(0.87)	$(0.20)	$(0.45)	$(0.34)
2016
Total revenue	$14,697	$22,627	$23,933	$25,232
Net loss	$(14,603)	$(10,805)	$(10,088)	$(11,593)
Net loss per share – basic and diluted	$(0.74)	$(0.55)	$(0.51)	$(0.55)
17. Subsequent Events
In January 2018, the Company entered into a sales agreement with a sales agent to sell shares of the Company's common stock through an "at the market" equity offering program for up to $40.0 million in gross cash proceeds. The sales agreement allows the Company to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limits on the number of shares that may be sold in any one trading day and a minimum price below which sales may not be made. Under the terms of the Sales Agreement, commission expenses to the sales agent will be 3% of the gross sales price per share sold through the sales agent. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either the Company or the sales agent upon five days’ notice.
In January 2018, the Company, as borrower, entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable. The agreement matures in January 2021, at which time the outstanding principal will become due and payable. Interest on borrowings is payable monthly and accrues at a yearly rate equal to the greater of the prime rate, as reported in the Wall Street Journal, plus 0.50% or 4.75%. During an event of default amounts drawn accrue interest at a yearly rate equal to 8.75%. Obligations under the agreement are collateralized by substantially all of the Company’s assets.
In February 2018, the Company and Celgene entered into an amendment to their collaboration agreement in which Celgene agreed to provide the Company additional funding for work intended to enable a subtype and prognostic indication for the test being developed under the agreement for Celgene’s drug REVLIMID. In addition, the amendment provides an additional milestone payment to the Company payable upon achievement of certain regulatory activities and timelines. In connection with this amendment, the Company agreed to remove the right to receive payments from Celgene in the event commercial sales of the companion diagnostic test do not exceed certain pre-specified minimum annual revenues during the first three years following regulatory approval. In addition, the amendment allows Celgene, at its election, to use trial samples with additional technologies for companion diagnostics.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S.
Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
Item 11. Executive Compensation
The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
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

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	August 8, 2013	3.1
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	August 8, 2013	3.2
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	June 13, 2013	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated November 29, 2012, by and among the Registrant and the investors named therein.	S-1	May 20, 2013	4.2
4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated December 20, 2012, by and among the Registrant and the investors named therein.	S-1	May 20, 2013	4.3
4.4	Form of amended and restated warrant to purchase shares of Series D Preferred Stock, issued to investors on June 23, 2011 and September 26, 2011 in connection with the Registrant’s 2011 bridge financing.	S-1	May 20, 2013	4.6
4.5	Form of warrant to purchase shares of Series D Preferred Stock, issued to the investors on November 1, 2011 and December 28, 2011 in connection with the Registrant’s preferred stock and warrant financing.	S-1	May 20, 2013	4.7
4.6	Form of warrant to purchase Series E Preferred Stock, issued to lenders on December 31, 2012 and April 30, 2013 in connection with the amendments of the Registrant’s March 2012 credit facility.	S-1	May 20, 2013	4.9
4.7	Warrant to Purchase Common Stock issued to Lam Research Corporation.	8-K	August 8, 2017	4.1
10.1	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	June 13, 2013	10.1
10.2	2004 Stock Option Plan, as amended.	S-1	May 20, 2013	10.2
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2004 Stock Option Plan, as amended.	S-1	May 20, 2013	10.3
10.4	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2004 Stock Option Plan, as amended.	S-1	May 20, 2013	10.4
10.5	2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.5

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit	Filed Herewith
10.6	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.6
10.7	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the 2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.7
10.8	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.8
10.9	2013 Employee Stock Purchase Plan.	S-1/A	June 13, 2013	10.9
10.10+	Employment Agreement, dated May 24, 2010, between the Registrant and R. Bradley Gray.	S-1	May 20, 2013	10.8
10.11+	Amendment to Employment Agreement, dated August 4, 2017, between the Registrant and R. Bradley Gray.	10-Q	August 9, 2017	10.1
10.12+	Employment Agreement, dated September 7, 2012, between the Registrant and Jim Johnson.	S-1	January 13, 2014	10.11
10.13+	Amendment to Employment Agreement, dated August 4, 2017, between the Registrant and Jim Johnson.	10-Q	August 9, 2017	10.2
10.14+	Employment Agreement, dated November 20, 2013, between the Registrant and David W. Ghesquiere.	10-K	March 11, 2016	10.12
10.15+	Amendment to Employment Agreement, dated August 4, 2017, between the Registrant and David W. Ghesquiere.	10-Q	August 9, 2017	10.3
10.16+	Employment Agreement, dated March 31, 2012, between the Registrant and Joseph Beechem.	S-1	January 13, 2014	10.12
10.17+	Amendment to Employment Agreement, dated December 27, 2012, between the Registrant and Joseph Beechem.				X
10.18+	Amendment to Employment Agreement, dated November 7, 2017, between the Registrant and Joseph Beechem.				X
10.19+	Employment Agreement, dated October 17, 2017, between the Registrant and J. Chad Brown.				X
10.20+	Employment Agreement, dated January 16, 2018, between the Registrant and K. Thomas Bailey.				X
10.21	Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated October 19, 2007, as amended through December 22, 2014 (including Amendment No. 1 through Amendment No. 7).	10-K	March 13, 2015	10.14
10.22	Amendment No. 8 to Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated February 27, 2015.	10-K	March 11, 2016	10.13
10.23	Lease between the Registrant and BMR-500 Fairview Avenue LLC, dated December 22, 2014.	10-K	March 13, 2015	10.15
10.24	Amendment No. 1 to Lease between the Registrant and BMR-500 Fairview Avenue LLC, dated June 27, 2016.	10-Q	August 4, 2016	10.1
10.25	Office Lease Agreement between the Registrant and Blume Roy Building LLC, dated December 26, 2013, as amended through November 18, 2014.	10-K	March 13, 2015	10.16
10.26	Amendment No. 2 to Office Lease Agreement between the Registrant and Blume Roy Building LLC, dated February 1, 2016.	10-Q	May 6, 2016	10.1

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit	Filed Herewith
10.27	Term Loan Agreement dated April 1, 2014 among the Registrant and certain of the Registrant’s subsidiaries and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. and forms of promissory note and PIK loan note to be issued thereunder.	10-Q	August 8, 2014	10.1
10.28	Amendment No 1 to Term Loan Agreement dated April 16, 2015, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P, Capital Royalty Partners II – Parallel Fund “B” (Cayman) L.P., and Parallel Investment Opportunities Partners II L.P.	10-Q	August 5, 2015	10.2
10.29	Amendment No 2 to Term Loan Agreement dated October 30, 2015, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II – Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	10-K	March 11, 2016	10.19
10.30	Amendment No 3 to Term Loan Agreement dated February 17, 2017, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II – Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	10-Q	May 5, 2017	10.1
10.31
Amendment No 4 to Term Loan Agreement dated February 17, 2017, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II – Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.
					X
10.32	Security Agreement dated April 17, 2014 among the Registrant and certain of the Registrant’s subsidiaries and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. and form of joinder agreement to be issued thereunder.	10-Q	August 8, 2014	10.2
10.33†	Exclusive License Agreement, dated February 4, 2004, between the Registrant and The Institute for Systems Biology.	S-1	May 20, 2013	10.19
10.34†	Amendment No. 1 to Exclusive License Agreement, dated February 5, 2007, between the Registrant and The Institute for Systems Biology.	S-1	May 20, 2013	10.20
10.35	Amendment No. 2 to Exclusive License Agreement, dated May 17, 2007, between the Registrant and The Institute for Systems Biology.	S-1	May 20, 2013	10.21
10.36†	Amended and Restated Exclusive License Agreement, effective July 7, 2010, between the Registrant and Bioclassifier, LLC.	S-1	May 20, 2013	10.22
10.37	First Amendment to Amended and Restated Exclusive License Agreement between the Company and Bioclassifier, LLC, dated March 31, 2015.	10-Q	May 11, 2015	10.1
10.38	Amendment No. 2 to Amended and Restated Exclusive License Agreement between the Company and Bioclassifier, LLC, dated June 24, 2016.	10-Q	August 4, 2016	10.2
10.39†	Collaboration Agreement, dated August 4, 2017, between the Registrant and Lam Research Corporation.	10-Q	November 8, 2017	10.1

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit	Filed Herewith
10.40	Sales Agreement, dated as of December 20, 2017, between NanoString Technologies, Inc. and Cowen and Company, LLC.	8-K	January 8, 2018		1.1
10.41	Loan and Security Agreement, dated as of January 5, 2018, by and between NanoString Technologies, Inc. and Silicon Valley Bank.	8-K	January 8, 2018		1.2
21.1*	List of subsidiaries of the Registrant.				X
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.1*	Powers of Attorney (contained on signature page).				X
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
101.INS*	XBRL Instance Document.				X
101.SCH*	XBRL Taxonomy Extension Schema Document.				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Filed herewith.

+	Indicates a management contract or compensatory plan.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 7, 2018

NANOSTRING TECHNOLOGIES, INC.

By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Bradley Gray and K. Thomas Bailey, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Bradley Gray	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2018
R. Bradley Gray

/s/ K. Thomas Bailey	Chief Financial Officer (Principal Accounting and Financial Officer)	March 7, 2018
K. Thomas Bailey

/s/ William D. Young	Chairman of the Board of Directors	March 7, 2018
William D. Young

/s/ Elisha W. Finney	Director	March 7, 2018
Elisha W. Finney

/s/ Nicholas Galakatos	Director	March 7, 2018
Nicholas Galakatos

/s/ Robert M. Hershberg	Director	March 7, 2018
Robert M. Hershberg

/s/ Kirk D. Malloy	Director	March 7, 2018
Kirk D. Malloy

/s/ Gregory Norden	Director	March 7, 2018
Gregory Norden

/s/ Charles P. Waite	Director	March 7, 2018
Charles P. Waite