Form 10-Q
period 2018-03-31
NanoString Technologies Inc
filed 2018-05-09
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
As of May 4, 2018 there were 25,750,925 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$15,649	$26,136
Short-term investments	44,860	51,419
Accounts receivable, net	16,301	19,564
Inventory, net	19,065	20,057
Prepaid expenses and other	5,786	4,745
Total current assets	101,661	121,921
Restricted cash	—	143
Property and equipment, net	14,450	14,057
Other assets	686	641
Total assets	$116,797	$136,762
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,920	$4,092
Accrued liabilities	2,505	4,507
Accrued compensation and other employee benefits	5,884	8,634
Customer deposits	6,756	8,945
Deferred revenue, current portion	10,312	9,229
Deferred rent, current portion	547	512
Total current liabilities	30,924	35,919
Deferred revenue, net of current portion	3,151	3,304
Deferred rent and other long-term liabilities	8,384	8,499
Long-term debt, net of debt issuance costs	49,325	48,931
Total liabilities	91,784	96,653
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 25,696 and 25,421 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	358,180	353,308
Accumulated other comprehensive loss	(112)	(99)
Accumulated deficit	(333,058)	(313,102)
Total stockholders’ equity	25,013	40,109
Total liabilities and stockholders’ equity	$116,797	$136,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Product and service	$18,045	$15,765
Collaboration	5,040	2,298
Total revenue	23,085	18,063
Costs and expenses:
Cost of product and service revenue	7,695	7,163
Research and development	13,832	10,801
Selling, general and administrative	19,437	17,565
Total costs and expenses	40,964	35,529
Loss from operations	(17,879)	(17,466)
Other income (expense):
Interest income	238	147
Interest expense	(1,563)	(1,501)
Other income, net	65	13
Total other income (expense), net	(1,260)	(1,341)
Net loss before provision for income tax	(19,139)	(18,807)
Provision for income tax	(63)	(45)
Net loss	(19,202)	(18,852)
Net loss per share - basic and diluted	$(0.75)	$(0.87)
Weighted average shares used in computing basic and diluted net loss per share	25,479	21,588
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(19,202)	$(18,852)
Change in unrealized gain (loss) on short-term investments	(13)	9
Comprehensive loss	$(19,215)	$(18,843)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(19,202)	$(18,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	928	814
Stock-based compensation expense	2,945	2,267
Amortization of premium on short-term investments	66	89
Interest accrued on long-term debt	44	42
Conversion of accrued interest to long-term debt	370	359
Provision for bad debts	207	—
Changes in operating assets and liabilities:
Accounts receivable	3,056	5,466
Inventory	817	(837)
Prepaid expenses and other	(1,018)	(193)
Other assets	105	(82)
Accounts payable	716	(2,103)
Accrued liabilities	(1,804)	(199)
Accrued compensation and other employee benefits	(2,792)	(3,401)
Customer deposits	(2,190)	218
Deferred revenue	178	(244)
Deferred rent and other liabilities	(124)	1,390
Net cash used in operating activities	(17,698)	(15,266)
Investing activities
Purchases of property and equipment	(1,106)	(2,493)
Proceeds from sale of short-term investments	2,700	1,000
Proceeds from maturity of short-term investments	9,780	10,775
Purchases of short-term investments	(6,000)	(10,125)
Net cash provided by (used in) investing activities	5,374	(843)
Financing activities
Repayment of lease financing obligations	—	(32)
Proceeds from issuance of common stock warrants	748	—
Deferred financing costs	(152)	—
Tax withholdings related to net share settlements of restricted stock units	(108)	(248)
Proceeds from issuance of common stock for employee stock purchase plan	767	926
Proceeds from exercise of stock options	411	288
Net cash provided by financing activities	1,666	934
Net decrease in cash and cash equivalents	(10,658)	(15,175)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	28	8
Cash and cash equivalents and restricted cash
Beginning of period	26,279	20,726
End of period	$15,649	$5,559

Reconciliation of cash and cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$15,649	$5,416
Restricted cash	—	143
Cash and cash equivalents and restricted cash at end of period	$15,649	$5,559
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s technology enables direct detection, identification and quantification of individual target molecules in a biological sample by attaching a unique color coded fluorescent reporter to each target molecule of interest. The Company markets its proprietary nCounter Analysis System, consisting of instruments and consumables, including its Prosigna Breast Cancer Assay, to academic, government, biopharmaceutical and clinical laboratory customers. In addition, the Company is collaborating with biopharmaceutical companies to develop companion diagnostic tests for various cancer therapies.
The Company has incurred losses to date and expects to incur additional losses for the foreseeable future. The Company continues to invest the majority of its resources in the development and growth of its business, including significant investments in new product development and sales and marketing efforts. The Company’s activities have been financed primarily through the sale of equity securities and incurrence of indebtedness, and to a lesser extent, the incurrence of capital leases and other borrowings.
In January 2018, the Company entered into a Sales Agreement with a sales agent to sell shares of the Company's common stock through an “at the market” equity offering program for up to $40.0 million in gross cash proceeds. The Sales Agreement allows the Company to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limits on the number of shares that may be sold in any one trading day and a minimum price below which sales may not be made. Under the terms of the Sales Agreement, commission expenses to the sales agent will be 3% of the gross sales price per share sold through the sales agent. The Sales Agreement shall automatically terminate upon the issuance and sale of shares that provide gross proceeds of $40.0 million and may be terminated earlier by either the Company or the sales agent upon five days’ notice.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations as of and for the periods presented.
Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or for any other period.
Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to current year presentation.
Revenue Recognition
The Company recognizes revenue when control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration expected to be received in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has transferred control of a product or service to the customer, meaning the customer has the ability to use and obtain the benefit of the product or service. The Company recognizes revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control.
The Company generates the majority of its revenue from the sale of products and services. The Company’s products consist of its proprietary nCounter Analysis Systems and related consumables. Services consist of instrument service contracts and service fees for assay processing.
Revenue from instruments, consumables and in vitro diagnostic kits is recognized generally upon delivery to the end customer, which is when title of the product has been transferred to the customer. Instrument revenue related to installation and calibration services is recognized when the customer has possession of the instrument and the services have been performed. Such services can also be provided by the Company’s distribution partners and other third parties. For instruments sold solely to run Prosigna assays, an initial training course must be provided by the Company prior to instrument revenue recognition.
Instrument service contracts are sold with contract terms ranging from 12–36 months and cover periods after the end of the 12-month warranty. These contracts include services to maintain performance within the Company’s designed specifications and a minimum of one preventative maintenance service procedure during the contract term. Revenue from services to maintain designed specifications is considered a stand-ready obligation and recognized evenly over the contract term and service revenue related to preventative maintenance of instruments is recognized when the procedure is completed. Revenue from service fees for assay processing is recognized upon the rendering of the related performance obligation.
For arrangements with multiple performance obligations, the Company allocates the contract price in proportion to its stand-alone selling price. The Company uses its best estimate of stand-alone selling price for its products and services based on average selling prices over a 12-month period and reviews its stand-alone prices annually.
Product and service revenues from sales to customers through distributors are recognized consistent with the terms of direct sales to customers.
The Company enters into collaborative agreements that may generate upfront fees with subsequent milestone payments that may be earned upon completion of development-related milestones. The Company is able to estimate the total cost of services under these arrangements and recognizes collaboration revenue using a contingency-adjusted proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash received, amounts contractually due, and a development-related milestone when achievement is probable. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, collaboration revenue can fluctuate substantially based on the achievement or probable achievement of development-related milestones. The Company recognizes revenue from collaborative agreements that do not include upfront and/or milestone-based payments when earned. Amounts due to collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense, based on the nature of the related activities.
Recently Adopted Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. In March 2016, the FASB issued “ASU 2016-08, Principal vs Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued “ASU 2016-10, Identifying Performance Obligations and Licensing” which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued “ASU 2016-12, Narrow-Scope Improvements and Practical Expedients” which provides practical expedients for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non cash consideration and completed contracts at transition. The standards require an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance replaces most existing revenue recognition guidance and requires more extensive disclosures related to revenue recognition, particularly in quarterly financial statements. A cumulative effect of applying the new revenue standard has been recognized as an adjustment to the opening balance of retained earnings as of January 1, 2018, using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.
See Note 3. Revenue from Contracts with Customers, for additional accounting policy and transition disclosures.
In January 2016, FASB issued “ASU 2016-01, Financial Instruments: Overall.” The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted the standard in the first quarter of 2018 and adoption did not have a material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In August 2016, FASB issued “ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. The Company adopted the standard in the first quarter of 2018 and there was no material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In November 2016, FASB issued “ASU 2016-18, Statement of Cash Flows: Restricted Cash.” The standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The Company adopted the standard in the first quarter of 2018 using the retrospective transition method and reflected the impact of this standard in its consolidated cash flows.
In May 2017, FASB issued “ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting.” The standard clarifies which changes to the terms or conditions of a share-based payment award are required to be accounted for as modifications. The Company adopted the standard in the first quarter of 2018 prospectively and adoption did not have an impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
Recent Accounting Pronouncements
As an “emerging growth company,” the Jumpstart Our Business Startups Act allows the Company to delay adoption of new or revised accounting pronouncements until December 31, 2018, applicable to public companies until such pronouncements are made applicable to private companies. As a result, its financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.
In February 2016, FASB issued “ASU 2016-02, Leases – Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures, and currently expects that most of its operating lease commitments will be recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and liabilities that the Company reports relative to such amounts prior to adoption.
In June 2016, FASB issued “ASU 2016-13, Financial Instruments: Credit Losses.” The standard provides information about expected credit losses on financial instruments at each reporting date, and to change how other than temporary impairments on investments securities are recorded. The standard will become effective for the Company beginning January 1, 2020 with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In February 2018, FASB issued “ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new guidance permits companies to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Act”) on items within accumulated other comprehensive income to retained earnings. This standard will become effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

3. Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the new standard for revenue recognition provided in “ASU 2014-09, Revenue from Contracts with Customers” and has applied the modified retrospective transition method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a transition adjustment which reduced opening retained earnings by $0.8 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue standard. The Company's revenues for the three months ended March 31, 2018 included the recognition of $0.2 million of this opening adjustment as a result of adopting the new revenue standard and satisfying certain performance obligations during the period.
The Company has determined that its collaborative agreements fall within the scope of ASC 808, Collaborative Arrangements, and intends to apply the principles of ASC 606, Revenue from Contracts with Customers, in the measurement and recognition of revenue. In addition, the Company has concluded that when service contracts are sold as part of a bundled arrangement with other products and services, these contracts will no longer be accounted for under separate accounting guidance, but rather included as a separate performance obligation within a contract subject to the new standard, which includes their inclusion in the determination and allocation of the aggregate transaction price, and recognition of revenue upon the delivery of the performance obligation.
Performance obligations
Performance obligations related to instrument sales are reviewed on a contract-by-contract basis, as individual contract terms may vary, and may include installation and calibration services. For instruments sold solely to run Prosigna assays, training to the customer is a required performance obligation. Performance obligations for the Company's consumable products are generally completed upon shipment to the customer.
Disaggregated Revenues
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended March 31, 2018
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$2,686	$1,485	$503	$4,674
Consumables	6,160	2,377	820	9,357
In vitro diagnostic kits	681	1,397	88	2,166
Total product revenue	9,527	5,259	1,411	16,197
Service revenue	1,261	499	88	1,848
Total product and service revenue	10,788	5,758	1,499	18,045
Collaboration revenue	5,040	—	—	5,040
Total revenues	$15,828	$5,758	$1,499	$23,085

	Three Months Ended March 31, 2017
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$2,815	$1,186	$469	$4,470
Consumables	5,596	2,114	882	8,592
In vitro diagnostic kits	481	916	42	1,439
Total product revenue	8,892	4,216	1,393	14,501
Service revenue	1,021	199	44	1,264
Total product and service revenue	9,913	4,415	1,437	15,765
Collaboration revenue	2,298	—	—	2,298
Total revenues	$12,211	$4,415	$1,437	$18,063

Contract balances and remaining performance obligations
Contract liabilities are included in the current and long-term portions of deferred revenue of $13.5 million and $12.5 million as of March 31, 2018 and December 31, 2017, respectively, and within customer deposits of $6.8 million and $8.9 million as of March 31, 2018 and December 31, 2017, respectively, on the condensed consolidated balance sheets. Contract liabilities decreased by $1.3 million during the first quarter of 2018 as the Company recognized previously deferred revenue of $7.1 million for the completion of performance obligations during the period. However, this decrease was partially offset by increases resulting from cash payments received from customers of $5.3 million and the transition adjustment of $0.8 million related to the adoption of the new revenue standard. The Company did not record any contract assets as of March 31, 2018.
Unsatisfied or partially unsatisfied performance obligations related to collaboration agreements as of March 31, 2018 were $14.2 million and are expected to be completed over the period of each collaboration agreement, through June 2020. Performance obligations related to product and service contracts as of March 31, 2018 were $6.0 million and are expected to be completed over the term of the related contract, through May 2022.
Practical expedients
The Company generally recognizes expense related to the acquisition of contracts, such as sales commissions, at the time of revenue recognition, which is generally in the same period products are sold, and in the case of services, revenue is recognized as services are rendered or over the period of time covered by the service contract, which is typically 12-months from the sale. The Company has not established any contract assets or liabilities related to contract acquisition costs as of March 31, 2018. The Company records commission expenses within selling, general and administrative expenses.
Impact of new revenue standard
In accordance with the new revenue guidance, the disclosure of the impact of adoption of this new standard to our condensed consolidated statements of income and balance sheets was as follows:

	Three months ended March 31, 2018
	Impact of changes in accounting standard
(in thousands, except per share amounts)	As Reported	Amounts under previous revenue standard	Effect of Change
Revenue:
Product and service	$18,045	$17,807	$238
Collaboration	5,040	5,040	—
Total revenue	23,085	22,847	238
Net loss	$(19,202)	$(19,440)	$238
Net loss per share - basic and diluted	$(0.75)	$(0.76)	$0.01

	March 31, 2018
(in thousands)	As Reported	Balances under previous revenue standard	Effect of Change
Liabilities:
Deferred revenue, current portion	$10,312	$9,796	$516
Stockholders' equity
Accumulated deficit	(333,058)	(332,542)	(516)
The adoption of the new revenue standard did not have an aggregate impact on the Company’s net cash provided by operating activities, but resulted in offsetting changes in certain liabilities presented within net cash provided by operating activities in the Company’s condensed consolidated statement of cash flows, as reflected in the above tables.
4. Net Loss Per Share
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

The following shares underlying outstanding options, restricted stock units and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	5,665	5,157
Restricted stock units	1,018	238
Common stock warrants	357	332
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
The Company had one customer/collaborator, Lam Research Corporation (“Lam”) that individually represented 18% of total revenue during the three months ended March 31, 2018. During the three months ended March 31, 2017, Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), represented 14% of total revenue. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of March 31, 2018 or December 31, 2017.
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
6. Short-term Investments
Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of March 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$34,011	$—	$(60)	$33,951
U.S. government-related debt securities	10,961	—	(52)	10,909
Total available-for-sale securities	$44,972	$—	$(112)	$44,860

Type of securities as of December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$35,567	$—	$(53)	$35,514
U.S. government-related debt securities	15,951	—	(46)	15,905
Total available-for-sale securities	$51,518	$—	$(99)	$51,419

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	March 31, 2018	December 31, 2017
Maturing in one year or less	$44,860	$39,985
Maturing in one to three years	—	11,434
Total available-for-sale securities	$44,860	$51,419

The Company has both the intent and ability to sell its available-for-sale investments maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheet.
The following table summarizes investments that have been in a continuous unrealized loss position as of March 31, 2018 (in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$23,031	$(60)	$—	$—	$23,031	$(60)
U.S. government-related debt securities	8,910	(51)	1,999	(1)	10,909	(52)
Total	$31,941	$(111)	$1,999	$(1)	$33,940	$(112)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of March 31, 2018 and December 31, 2017 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of March 31, 2018, there were no investments in its portfolio that were other-than-temporarily impaired.
7. Fair Value Measurements
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
The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of March 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$11,907	$—	$—	$11,907
Short-term investments:
Corporate debt securities	—	33,951	—	33,951
U.S. government-related debt securities	—	10,909	—	10,909
Total	$11,907	$44,860	$—	$56,767

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$22,398	$—	$—	$22,398
Short-term investments:
Corporate debt securities	—	35,514	—	35,514
U.S. government-related debt securities	—	15,905	—	15,905
Total	$22,398	$51,419	$—	$73,817

8. Inventory
Inventory consisted of the following as of the date indicated (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$5,332	$5,743
Work in process	5,083	4,845
Finished goods	8,650	9,469
Total inventory	$19,065	$20,057
9. Long-term Debt
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
In October 2015, the Company amended the term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding deferred interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The Company has elected to exercise the option to defer payment of a portion of the interest and has recorded $4.7 million of deferred interest through March 31, 2018. In December 2015, the Company borrowed an additional $10.0 million under the terms of the amended agreement. In June 2016, the Company borrowed an additional $5.0 million. At December 31, 2016, the Company's option to borrow $15.0 million more under the amended term loan agreement expired. Total borrowings and deferred interest under the amended term loan agreement were $49.7 million and $49.3 million as of March 31, 2018 and December 31, 2017, respectively.
Under the amended term loan agreement, the Company may pay interest-only for the first seven years of the term and principal payments are due in four equal installments during the eighth year of the term. The amended term loan agreement included a declining redemption fee payable upon prepayment during the first four years after we entered into the agreement. However, this period has lapsed and we have the option to prepay the term loan, in whole or part, at any time, with no penalty. A facility fee equal to 2.0% of the amount borrowed plus any accrued interest is payable at the end of the term or when the loan is repaid in full. A long-term liability of $1.1 million for the facility fee is being accreted using the effective interest method over the term of the loan agreement. Obligations under the term loan agreement are collateralized by substantially all of the Company’s assets.
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial requirements, specifically $100.0 million for 2018 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If the Company’s actual revenue is below the minimum annual revenue requirement for any given year, it may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenue and the minimum revenue requirement.
In January 2018, the Company entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable. The agreement matures in January 2021, at which time the outstanding principal will become due and payable. Interest on borrowings is payable monthly and accrues at a yearly rate equal to the greater of the prime rate, as reported in the Wall Street Journal, plus 0.50% or 4.75%. During an event of default amounts drawn accrue interest at a yearly rate equal to 8.75%. Obligations under the agreement are secured by the Company's cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. There were no borrowings under the secured revolving loan facility as of March 31, 2018.
The Company was in compliance with its financial covenants under the term loan agreement and the secured revolving loan facility as of March 31, 2018.

Long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Term loans payable	$49,685	$49,315
Unamortized debt issuance costs	(360)	(384)
Long-term debt, net of debt issuance costs	$49,325	$48,931
Scheduled future principal payments for outstanding debt were as follows at March 31, 2018 (in thousands):

Years Ending December 31,
Remainder of 2018	$—
2019	—
2020	—
2021	37,264
2022	12,421
$49,685
10. Collaboration Agreements
The Company evaluates the statement of operations classification of payments between the participants in each of its collaboration agreements at inception based on the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement. The Company has determined that amounts to be received from collaborators in connection with the collaboration agreements entered into through March 31, 2018 are related to revenue generating activities.
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
Lam Research Corporation
In August 2017, the Company entered into a collaboration agreement with Lam Research Corporation (“Lam”) with respect to the development and commercialization of the Company's Hyb & Seq sequencing platform and related assays. Pursuant to the terms of the collaboration agreement, Lam will contribute up to an aggregate of $50.0 million, payable quarterly, to be applied to the research and development of the Company's Hyb & Seq platform, based on allowable development costs. Lam is eligible to receive certain single-digit percentage royalty payments from the Company on net sales of certain products and technologies developed under the collaboration agreement. The maximum amount of royalties payable to Lam will be capped at an amount up to three times the amount of development funding actually provided by Lam. The Company will retain exclusive rights to obtain regulatory approval, manufacture and commercialize the Hyb & Seq products. Lam will participate in research and product development through a joint steering committee. The Company will reimburse Lam for the cost of up to 10 full-time Lam employees each year in accordance with the product development plan.
In connection with the execution of the collaboration agreement, the Company issued Lam a warrant to purchase up to 1.0 million shares of the Company’s common stock with the number of underlying shares exercisable at any time proportionate to the amount of the $50.0 million commitment that has been provided by Lam. The exercise price of the warrant is $16.75 per share, and the warrant will expire on the seventh anniversary of the issuance date. The warrant was determined to have a fair value of $6.7 million upon issuance, and such amount will be recorded as additional paid in capital proportionately from the quarterly collaboration payments made by Lam.
During the three months ended March 31, 2018, the Company recognized collaboration revenue relating to the agreement with Lam of $4.2 million. The Company received development funding of $3.5 million related to the Lam collaboration for the three months ended March 31, 2018. At March 31, 2018, the Company had recorded $1.4 million of deferred revenue related to the Lam collaboration, of which $0.6 million is estimated to be recognizable as revenue within one year. In addition, $6.2 million is included in customer deposits in the condensed consolidated balance sheet as of March 31, 2018 representing amounts received in advance. Through March 31, 2018, no amounts are due or have been paid by the Company to Lam for services provided by Lam employees under the terms of the agreement. During the three months ended March 31, 2018, Lam did not exercise any warrants.
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
During the three months ended March 31, 2018, the Company increased its estimated future costs, in part as a result of the amended agreement which expanded the scope and nature of the work being performed in future periods. Additionally, the Company became aware of new information during the quarter which resulted in an increase of future costs associated primarily related to ongoing regulatory activities associated with the collaboration. As a result of the higher cost estimates in future periods, the Company recognized a reduction of cumulative revenue of $0.2 million for the three months ended March 31, 2018. The Company recognized collaboration revenue related to the Celgene agreement of $0.1 million for the three months ended March 31, 2017. At March 31, 2018, the Company had recorded $5.9 million of deferred revenue related to the Celgene collaboration, of which $4.7 million is estimated to be recognizable as revenue within one year.
Merck & Co., Inc.
In May 2015, the Company entered into a clinical research collaboration agreement with Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1therapy, KEYTRUDA. Under the terms of the collaboration agreement, the Company received $3.9 million in payments during 2015. In connection with the execution of the development collaboration agreement, the Company and Merck terminated the May 2015 clinical research collaboration and moved all remaining activities under the related work plan to the new development collaboration agreement. In February 2016, the Company expanded its collaboration with Merck by entering into a new development collaboration agreement to clinically develop, seek regulatory approval for, and commercialize a diagnostic test, to predict response to KEYTRUDA in multiple tumor types. During 2016, the Company received $12.0 million upfront as a technology access fee and $8.5 million of preclinical milestone payments. In October 2017, Merck notified the Company of its decision not to pursue regulatory approval of the companion diagnostic test for KEYTRUDA. As a result, the scope of the collaboration was significantly reduced, and its related activities are expected to be materially concluded in 2018.
The Company recognized collaboration revenue of $0.9 million and $2.1 million related to the Merck agreement for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had recorded $0.5 million of deferred revenue related to the Merck collaboration, all of which is estimated to be recognized as revenue within one year. The Company received development funding of $0.6 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively.

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
12. Information about Geographic Areas
The Company operates as a single reportable segment and enables customers to perform both research and clinical testing on its nCounter Analysis Systems. The Company has one sales force that sells these systems to both research and clinical testing labs, and its nCounter Elements reagents can be used for both research and diagnostic testing. In addition, the Company’s Prosigna Breast Cancer Assay is marketed to clinical laboratories. The Company has also entered into collaboration agreements with Lam, Celgene, Merck, and previously Medivation and Astellas.
The following table of total revenue is based on the geographic location of distributors or end users who purchase products and services and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Americas consists of the United States, Canada, Mexico and South America; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia, India and Australia. Revenue by geography was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Americas	$15,828	$12,211
Europe & Middle East	5,758	4,415
Asia Pacific	1,499	1,437
Total revenue	$23,085	$18,063
Total revenue in the United States was $14.8 million and $11.8 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.

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

Overview
We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease, and to clinical laboratories and medical centers for diagnostic use. As of March 31, 2018, we had an installed base of approximately 640 nCounter systems, which our customers have used to publish more than 1,900 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries may be translated and validated as diagnostic tests. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we collaborate with biopharmaceutical companies to develop companion diagnostics that may be used to identify which patients are most likely to respond to a particular therapeutic treatment.
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
We use third-party contract manufacturers to produce the instruments comprising our nCounter Analysis Systems. We manufacture consumables at our Seattle, Washington facility. This operating model is designed to be capital efficient and to scale efficiently as our product volumes grow. We focus a substantial portion of our resources on developing new technologies, products and solutions. We sell our products and services through our own sales force in the United States, Canada, Singapore, Israel and certain European countries. We sell through distributors in other parts of the world.
In addition to the nCounter Analysis System, we are currently developing two new systems enabled by our proprietary optical barcoding chemistry. Following completion of product development, each of these new systems is expected to be commercialized as a new instrument along with associated consumables.
The first new platform under development, Digital Spatial Profiling, or DSP, is designed to allow researchers to address important questions regarding how protein and gene expression vary spatially in different selected regions of interest across the landscape of a heterogeneous tissue biopsy. Our DSP instruments are expected to image slide-mounted tissue biopsies, allow selection of regions of interest for analysis by the researcher, and automate the preparation of samples from selected regions of interest for molecular profiling, using either an nCounter system or next generation gene sequencer. The Company's DSP technology is expected to offer a number of advantages when compared with traditional technologies, including the ability to profile a larger number of different genes or proteins in each selected region of interest, more flexibility on the selection of regions, and processing of a larger number of samples per day. Early access sales of DSP instruments are expected to start in late 2018 and the commercial sale of DSP instruments is expected to commence during the first half of 2019.
The second new platform under development, Hyb & Seq, is a next generation gene sequencing platform. Hyb & Seq is designed with a workflow that is simpler and faster than current sequencing methods, due to the absence of library preparation, enzymes and amplification. Hyb & Seq's simple workflow and compatibility with a variety of tissue sample types offers the potential for a sample-to-answer solution for clinical sequencing. The commercial launch of a research version of Hyb & Seq is expected during 2020.
Our total revenue has increased to $23.1 million for the three months ended March 31, 2018 from $18.1 million for the first three months of 2017. Historically, we have generated a majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $19.2 million and $18.9 million for the three months ended March 31, 2018 and 2017, respectively, and as of March 31, 2018 our accumulated deficit was $333.1 million.

Results of Operations
Revenue
Our product revenue consists of sales of our nCounter Analysis Systems and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with service contracts and conducting proof-of-principle studies, including programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis Systems and purchase related consumables. Collaboration revenue is derived primarily from our collaborations with Celgene, Merck, Lam and, historically, our terminated collaborations with Medivation and Astellas.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user.

	Three Months Ended March 31,
	2018	2017	% Change
	(In thousands)
Americas	$15,828	$12,211	30%
Europe & Middle East	5,758	4,415	30%
Asia Pacific	1,499	1,437	4%
Total revenue	$23,085	$18,063	28%
The following table reflects the breakdown of revenue.

	Three Months Ended March 31,
	2018	2017	% Change
	(In thousands)
Product revenue:
Instruments	$4,674	$4,470	5%
Consumables	9,357	8,592	9%
In vitro diagnostic kits	2,166	1,439	51%
Total product revenue	16,197	14,501	12%
Service revenue	1,848	1,264	46%
Total product and service revenue	18,045	15,765	14%
Collaboration revenue	5,040	2,298	119%
Total revenue	$23,085	$18,063	28%
Instrument revenue during the three months ended March 31, 2018 reflected unit placements that were similar to the number of units sold during the same period in 2017. Consumables revenue increased for the three months ended March 31, 2018, primarily as a result of our growing installed base of nCounter Analysis Systems, as well as growth in various European markets. In vitro diagnostic kit revenue represents sales of Prosigna assays, which increased for the three months ended March 31, 2018 as more testing providers commenced providing services and testing volumes increased, most significantly in territories outside of the United States. The increase in service revenue was primarily related to an increase in the number of instruments covered by service contracts, and also increases in revenue generated from technology access fees, particularly fees related to DSP, data analysis, and other services related to new potential technologies under development. Our product and service revenue may continue to increase in future periods, as a result of our increased investments in sales and marketing activities, the continued sale of additional nCounter instruments the introduction of new nCounter consumable products, and the potential commercial launch of our DSP and Hyb & Seq product candidates.
Collaboration revenue increased for the three months ended March 31, 2018 due primarily to the addition of our new collaboration agreement with Lam, which was entered into during the third quarter of 2017 and represented $4.2 million of revenue during the current quarter. This increase was partially offset by lower revenues related to our Merck collaboration, due to a change in the scope of the agreement during the fourth quarter of 2017, an increase in estimated future costs related to the

Celgene agreement, resulting in a reduction of cumulative revenue for the quarter and to a lesser extent the termination of our collaboration with Medivation and Astellas during the second quarter of 2017.
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

	Three Months Ended March 31,
	2018	2017	% Change
	(Dollars in thousands)
Cost of product and service revenue	$7,695	$7,163	7%
Product and service gross profit	$10,350	$8,602	20%
Product and service gross margin	57%	55%
For the three months ended March 31, 2018, cost of product and service revenue increased due to higher volumes of instruments and consumables sold, including our Prosigna in vitro diagnostic kits, as well as increased revenue from service contracts and data analysis services as compared to the same period in the prior year. Our gross margin on product and service revenue for the three months ended March 31, 2018 benefited primarily from a shift in revenue mix from instruments to consumables, driven in large part by continued growth in Prosigna in vitro diagnostic kit revenue, and the addition of new service revenue from our DSP technology access program. We expect our cost of product and service revenue to increase in future periods, primarily due to our expected continued growth in product and service revenue. We expect our gross margin on product and service revenue may fluctuate in future periods, depending upon our mix of instrument sales, from which we typically record lower gross margins, as compared to our sales of consumables or services, and the impact of the launch, and any sales achieved, of our new product platforms such as our DSP or Hyb & Seq product platforms, which during any initial launch may impact our mix of sales of instruments as compared to consumables. Costs related to collaboration revenue are included in research and development expense.
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
Given the relatively small size of our research and development staff and the limited number of active projects at any given time, we have found that it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, other than for collaborations and certain major technology development programs, until very recently we have neither required employees to report their time by project nor allocated our research and development costs to individual projects, other than collaborations. Research and development expense by functional area was as follows:

	Three Months Ended March 31,
	2018	2017	% Change
	(In thousands)
Platform technology	$6,357	$3,396	87%
Manufacturing process development	818	728	12%
Life sciences products and applications	2,415	1,702	42%
Diagnostic product development	1,367	2,000	(32)%
Clinical, regulatory and medical affairs	1,576	1,692	(7)%
Facility allocation	1,299	1,283	1%
Total research and development expense	$13,832	$10,801	28%
The increase in research and development expense for the three months ended March 31, 2018 was primarily attributable to an increase in staffing and personnel-related costs of $1.7 million, as well as increased professional fees of $0.9 million and supply costs of $0.7 million to support the advancement of our technology and product development activities, which include our DSP and Hyb & Seq platform development activities, as well as our collaborations. We expect that research and development costs will continue to increase in future periods in support of remaining development activities relating to our DSP platform, and as a result of our new collaboration agreement with Lam and the resulting expansion of research and development activities relating to our Hyb & Seq platform. As an offset to this expected increase in expense relating to Hyb & Seq, Lam has committed to provide up to $50.0 million in funding. We expect the majority of the Hyb and Seq program research and development efforts and related costs to be incurred during 2018.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows to support the expected introduction of new products and product platforms, including our Digital Spatial Profiling, or DSP, and Hyb and Seq product candidates, as well as the general broadening of our customer base and growth of our existing nCounter business. In the first half of 2017, we made significant additions to our sales force, including the addition of new roles which are focused on sales of consumables to our existing instrument base. These changes have enabled our existing sales representatives to focus on instrument sales and support the growth of our installed instrument base. Legal, accounting and compliance costs have increased as a result of our being a public company, and we expect them to continue to increase as our business grows.
Selling, general and administrative expense was as follows:

	Three Months Ended March 31,
	2018	2017	% Change
	(In thousands)
Selling, general and administrative expense	$19,437	$17,565	11%

The increase in selling, general and administration expense for the three months ended March 31, 2018 was attributable primarily to an increase in staffing and personnel-related costs of $1.4 million to support our sales, marketing and administrative functions, as well as increased professional fees of $0.4 million related to legal, consulting and other services provided to the Company.

Other Income (Expense)

	Three Months Ended March 31,
	2018	2017	% Change
	(In thousands)
Interest income	$238	$147	62%
Interest expense	(1,563)	(1,501)	4%
Other income (expense), net	65	13	400%
Total other income (expense), net	$(1,260)	$(1,341)	(6)%
For the three months ended March 31, 2018, interest expense increased due primarily to increases in our long-term debt borrowings associated with non-cash interest which has been accrued during these periods. The average balance of long-term debt outstanding for the three months ended March 31, 2018 and 2017 was $49.6 million and $48.1 million, respectively.
Liquidity and Capital Resources
As of March 31, 2018, we had cash, cash equivalents and short-term investments totaling $60.5 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance of our products and the level of sales of our existing products and new product candidates; the nature and timing of any additional collaborations or partnerships we may establish; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
We will require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through partnerships, collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our research and development programs, delay development, launch activities or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize, or reduce marketing, customer support or other resources devoted to our products or cease operations.
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. Our cash used in operations for the three months ended March 31, 2018 was $17.7 million, which included $4.1 million in cash receipts from our collaboration agreements. The timing and amount of such receipts in the future are uncertain and therefore we may be required to secure larger amounts of cash to fund our planned operations.
In January 2018, we entered into a Sales Agreement with a sales agent to sell shares of our common stock through an “at the market” equity offering program for up to $40.0 million in gross cash proceeds. The Sales Agreement allows us to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limits on the number of shares that may be sold in any one trading day and a minimum price below which sales may not be made. Under the terms of the Sales Agreement, commission expenses to the sales agent will be 3% of the gross sales price per share sold through the sales agent. The Sales Agreement will automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us, or the sales agent upon five days’ notice. As of the date of this report, there had been no shares of common stock sold under this agreement.
In June 2017, we completed an underwritten public offering of 3,450,000 shares of common stock, including the exercise by the underwriter of an over-allotment option for 450,000 shares of common stock, for total gross proceeds of $57.8 million. After underwriter’s fees and commissions and other expenses of the offering, our aggregate net proceeds were approximately $56.5 million.

In January 2018, we, entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of our eligible accounts receivable. The agreement matures in January 2021, at which time any outstanding principal will become due and payable. Interest on borrowings is payable monthly and any outstanding borrowings under the facility accrue interest at a yearly rate equal to the greater of the prime rate, as reported in the Wall Street Journal, plus 0.50% or 4.75%. During an event of default, amounts drawn accrue interest at a yearly rate equal to 8.75%. Our obligations under the agreement are secured by our cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement, discussed below. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. As of the date of this report, there have been no borrowings under the secured revolving loan facility. We were in compliance with our covenants as of March 31, 2018.
In April 2014, we entered into a term loan agreement under which up to $45.0 million could be borrowed, including an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. In October 2015, we amended our term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding accrued interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at our option and paid together with the principal at maturity. We have elected to exercise the option to defer a portion of the interest and we have recorded $4.7 million of deferred interest through March 31, 2018. We have borrowed a total of $45.0 million under the amended term loan agreement and at December 31, 2016, the option to borrow the remaining $15.0 million expired. As of March 31, 2018, total borrowings under our amended term loan agreement were $49.7 million.
Under the amended term loan agreement, we may pay interest-only for the first seven years of the term and principal payments are due in four equal installments during the eighth year of the term. The amended term loan agreement included a declining redemption fee payable upon prepayment during the first four years after we entered into the agreement. However, this period has lapsed and we have the option to prepay the term loan, in whole or part, at any time, with no penalty. A facility fee equal to 2.0% of the amount borrowed plus any deferred interest is payable at the end of the term or when the loan is repaid in full. A long-term liability of $1.1 million for the facility fee is being accreted using the effective interest method for the facility fee over the term of the loan agreement. Obligations under the term loan agreement are collateralized by substantially all of our assets.
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial covenants, which is $100.0 million for 2018 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If our actual revenue is below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenue and the minimum revenue requirement. We were in compliance with our covenants as of March 31, 2018.
Uses of Funds
Our principal uses of cash are funding our operations, capital expenditures, working capital requirements and satisfaction of any outstanding obligations under our revolving or term loan facilities, respectively. Over the past several years, our revenue has increased significantly, and as a result our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in our sales and marketing activities and growing our existing product sales, in research and development of new product platforms and technologies that we believe have the potential to drive the long-term growth of our business, and in support of our various collaborations.
Our operating cash requirements may increase in the future as we (1) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems and continue to promote consumable usage, including Prosigna, (2) commercialize, and conduct studies to expand the clinical utility of Prosigna and develop new diagnostic tests, (3) develop new applications, chemistry and instruments for our nCounter platform, and (4) invest in the research and development of new product platforms including DSP and Hyb & Seq. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases, nor can we be certain that we will be successful in continuing to generate cash from new partnerships or collaborations to help fund our operations. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.

Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash used in operating activities	$(17,698)	$(15,266)
Cash provided by (used in) investing activities	5,374	(843)
Cash provided by financing activities	1,666	934
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
For the three months ended March 31, 2018, net cash used in operating activities consisted of our net loss of $19.2 million, $3.1 million of net increases in our operating assets and liabilities, and $4.6 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, and provision for bad debts.
For the three months ended March 31, 2017, net cash used in operating activities consisted of our net loss of $18.9 million, which was offset by $3.6 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, and amortization of premium on short-term investments.
Investing Cash Flows
Our most significant investing activities for the three months ended March 31, 2018 and 2017 were related to the purchase and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
During the three month periods ended March 31, 2018 and 2017, we purchased property and equipment totaling $1.1 million and $2.5 million, respectively, which we believe will be required to support the growth and expansion of our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and debt borrowings.
Net cash provided by financing activities for the three months ended March 31, 2018 consisted of net proceeds of $0.8 million associated with our Employee Stock Purchase Plan, $0.7 million from proceeds from the issuance of common stock warrants and $0.4 million of proceeds from the exercise of stock options. These proceeds were offset by payment of $0.2 million for debt financing costs associated with our line of credit agreement and tax payments of $0.1 million related to the net share settlements of restricted stock units.
Net cash provided by financing activities for the three months ended March 31, 2017 consisted of $0.9 million from proceeds associated with our Employee Stock Purchase Plan and $0.3 million of proceeds from the exercise of stock options. These proceeds were partially offset by tax payments of $0.2 million related to the net share settlements of restricted stock units.
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
There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2018 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 7, 2018.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on April 1, 2018 and sustained throughout the period ended March 31, 2019, would not be material.
As of March 31, 2018, the principal outstanding under our term borrowings was $49.7 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.
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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $19.2 million and $18.9 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $333.1 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. For example, in the third quarter of 2017, product and service revenue did not meet expectations which adversely affected our stock price. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. Also, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. For example, in May 2017, our collaboration with Medivation, Inc. and Astellas Pharma Inc., or Astellas Pharma, was terminated, resulting in the recognition of $11.3 million of collaboration revenue during the second quarter of 2017. Also, in October 2017, Merck & Co. Inc., or Merck, notified us of the decision to not continue to pursue regulatory approval of the companion diagnostic for their product, KEYTRUDA, under our collaboration, resulting in the recognition of $11.6 million of collaboration revenue during the fourth quarter of 2017. Furthermore, our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.
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
Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories (including physician-owned laboratories) that perform analyses using our nCounter Analysis Systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications, new instruments, and new diagnostic products. During 2017, in an effort to enhance future results, we added sales staff focused on consumable sales to existing customers, enabling existing sales representatives to increase focus on instrument sales. We expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Moreover, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining information that can help inform treatment decisions and that our nCounter Analysis Systems could enable an equivalent or superior approach that lessens reliance on centralized laboratories. Palmetto GBA, a Medicare Administrative Contractor, or MAC, that assesses molecular diagnostic technologies through its Molecular Diagnostics Services Program, or MolDx, issued a positive coverage determination for Prosigna in 2015. Several other Medicare jurisdictions that participate in the MolDx program have adopted the same coverage policy. In the fall of 2017, Palmetto declined to process Medicare claims for Prosigna tests performed at physician-owned laboratories. However, after receiving additional information demonstrating that such labs have the same qualifications required to perform Prosigna as independent labs, Palmetto has agreed to process such claims.
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
We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on which we develop diagnostic tests and research products. For example, we licensed the rights to intellectual property that forms the basis of Prosigna from Bioclassifier, LLC, which was founded by several of our research customers engaged in translational research. Similarly, in connection with our collaboration with Celgene Corporation, we licensed the rights to intellectual property relating to a gene signature for lymphoma subtyping, which was discovered by a consortium of researchers including several of our research customers, from the National Institutes of Health. In connection with our collaboration with Merck to develop a companion diagnostic test, our partner has licensed the technology for such test to us. We intend to enter into more such arrangements with our research customers and other researchers, including biopharmaceutical companies, for development of future diagnostic and research products. However, there is no assurance that we will be successful in doing so. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Certain parties may seek to partner with companies in addition to us in connection with a project. This, in turn, may limit the commercial potential of any products that are the subject of such collaborations. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory, commercial or intellectual property position. In particular, our customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors.
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
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, or convertible debt, our stockholders may experience dilution. For example, in January 2018, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. We have in the past pursued these types of transactions, and may in the future pursue similar transactions or other strategic transactions, on our own or with other advisors, that may impact our business and prospects and the value of our common stock. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
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
These hurdles may make it difficult to convince healthcare providers that tests using our technologies are appropriate options for cancer diagnostics, may be equivalent or superior to available tests, and may be at least as cost effective as alternative technologies. If we fail to successfully commercialize Prosigna on a widespread basis, we may never receive a return on the significant investments in sales and marketing, medical, regulatory, manufacturing and quality assurance personnel we have made, and further investments we intend to make, which would adversely affect our growth prospects, operating results and financial condition.
We may not be able to develop new products, enhance the capabilities of our systems to keep pace with rapidly changing technology and customer requirements or successfully manage the transition to new product offerings, any of which could have a material adverse effect on our business and operating results.
Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future products and systems. Existing markets for our products, including gene expression analysis, gene fusions and copy number variation, as well as new markets, such as protein expression and gene mutations, and potential markets for our research and diagnostic product candidates, are characterized by rapid technological change and innovation. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. It is critical to our success that we anticipate changes in technology and customer requirements and successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. For example, we recently announced that we intend to make DSP, which enables the precise quantification of protein and gene expression spatially for regions of interest in a tissue sample, available on an early access basis in late 2018. In addition, we have been developing a unique amplification-free Hyb & Seq chemistry that is intended to provide both short and long read capability simultaneously, as well as the ability to sequence both DNA and RNA in parallel. If we do not successfully innovate and introduce new technology into our product lines, our business and operating results will be adversely impacted.
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
For the three months ended March 31, 2018 and 2017, approximately 41% and 37%, respectively, of our product and service revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	export or import restrictions;

•	various reimbursement and insurance regimes;

•	laws and business practices favoring local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability, such as the exit of Great Britain from the European Economic Community;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties protecting or procuring intellectual property rights.
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
The decision of the United Kingdom to withdraw from the European Union has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal\may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, the Europe-wide market authorization framework for our products (and for the drugs sold by our collaboration partners in the pharmaceutical industry) and access to European Union research funding by research scientists based in the United Kingdom may also change. Furthermore, we currently operate in Europe through a subsidiary based in the United Kingdom, which provides us with certain operational, tax and other benefits, as well as through other subsidiaries in Europe. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the European Union, may adversely affect our operating results and growth prospects.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the 2017 Tax Act, which was signed into law on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended (the “IRC”). The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a reduction of the federal statutory rates from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. It is also unknown if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is likewise uncertain and could be adverse.
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
We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches – whether by employees or others – which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, including state data protection regulations and the E.U. General Data Protection Regulation, or GDPR, and other regulations, the breach of which could result in significant penalties.In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
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
If Medicare and other third-party payors in the United States and foreign countries do not approve reimbursement for diagnostic tests enabled by our technology, or revise or rescind reimbursement rates, the commercial success of our diagnostic products would be compromised.
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
If we are unable to obtain positive policy decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our diagnostic products would be compromised and our revenue would be significantly limited. Even if we do obtain reimbursement for our tests, Medicare, Medicaid and other payors may withdraw their coverage policies, cancel their contracts at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology, and indirectly, demand for our diagnostic products. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services, which may include decreased coverage or reduced reimbursement. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, are subject to change at any time. The Protecting Access to Medicare Act, or PAMA, of 2014 revises the Medicare Clinical Laboratory Fee Schedule, or CLFS, to base prices on commercial payer rates that are reported to the Centers for Medicare and Medicaid Services, or CMS. In June 2016, CMS released the final Clinical Diagnostic Tests Laboratory Payment System regulations, in response to PAMA. The statute applies different reporting and payment requirements to Advanced Diagnostic Laboratory Tests and to Clinical Diagnostic Laboratory Tests, or CDLTs. Under the definitions in the regulations, Prosigna is defined as a CDLT and therefore will be repriced every three years based on a weighted median of commercial payments submitted by labs. As a result, if commercial payment amounts decline, there is a risk that Medicare prices will fall as well, though PAMA limits these reductions to no more than 10% less than the prior year during calendar years 2018-2020 and no more than 15% less during years 2021-2023.
Reductions in the reimbursement rate of third-party payors have also occurred and may occur in the future. For example, in September 2017, CMS published its preliminary determinations of pricing for CDLTs to take effect on January 1, 2018. CMS issued a proposed payment determination that would reduce Medicare reimbursement of Prosigna to our customers from the current rate of $3,443 per test to $508 per test. CMS used a pricing methodology called "crosswalking" pursuant to which a new test such as Prosigna is determined to be similar to an existing test and is assigned the same fee schedule amount as the existing test. CMS recommended crosswalking Prosigna to a colorectal screening test, which has the lowest priced code for advanced diagnostic tests on the fee schedule, despite a recommendation from an advisory panel that it be crosswalked to a different code (0008M). We successfully advocated to CMS to crosswalk Prosigna to the 0008M code category and to restore its current reimbursement level. However, as part of its market-based pricing determinations for 2018 required by PAMA, CMS calculated the weighted median of commercial payments for laboratory tests. For Prosigna, only one commercial payment rate from a single commercial laboratory was reported which was lower than the current reimbursement price. CMS used that single payment amount as the weighted median which triggered an automatic 10% reduction in Prosigna's Medicare reimbursement rate of $3,443 to $3,099, effective January 1, 2018. There will be subsequent 10% reductions in the Medicare reimbursement rate for Prosigna for each of the calendar years 2019 and 2020. Reductions in the prices at which testing services based on our technology are reimbursed could have a negative impact on our revenue.
In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. Positive reimbursement decisions for Prosigna have occurred in France, certain regions of Spain, Canada, Israel, Switzerland and Denmark, but despite these positive developments, we continue to expect that it will take several years to establish broad coverage and reimbursement for testing services based on our products with most payors in countries outside of the United States, and our efforts may not be successful.
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
We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, and we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in the European Union. We do not have regulatory clearance or approval to market in any additional markets, other than Switzerland, Israel, Canada, Turkey, New Zealand, Hong Kong, Australia, Thailand, Argentina, Singapore, and Mexico, or to promote Prosigna in the United States for additional indications. Other than with respect to Prosigna in such jurisdictions, we are limited to marketing our products for research use only, which means that we cannot make diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions and, potentially, for other indications. In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining any regulatory authorizations needed to use the companion diagnostic tests in clinical trials as well as the regulatory approvals to sell the companion diagnostic tests following completion of such trials. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of such approvals.
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
Before we begin to label and market our products for use as clinical diagnostics in the United States,unless an exemption applies we are required to obtain prior 510(k) clearance, de novo authorization or pre-market application approval, or PMA approval, from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. We may pursue additional intended uses for Prosigna that require a PMA approval, which is a more burdensome regulatory process than the 510(k) clearance process. In addition, we are currently collaborating with Celgene on a companion diagnostic test for their drug REVLIMID. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), FDA expects that companion diagnostics usually will require a PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, i.e., diagnostics that are beneficial for therapeutic product development or clinical decision making but that do not meet the definition of an IVD companion diagnostic. If we developed a diagnostic device to be used in conjunction with a pharmaceutical product that was then cleared or approved but not as a companion diagnostic for the therapeutic product, this may result in potentially reduced revenue for the test as the labeling of the drug would not reference the need for the diagnostic test.
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
Certain of our products are regulated as medical devices, including Prosigna and the nCounter Dx Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review. These include routine inspections by European Union, or EU, Notified Bodies and by the FDA of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. On May 25, 2017 the European Union adopted the IVD Directive Regulation, which increases the regulatory requirements applicable to some in vitro diagnostics in the EU and would require that we re-classify and obtain pre-approval for our existing CE-marked IVD products within a five-year grace period (by May 25, 2022).
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

•	the federal Anti-kickback Law and state equivalents;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended;

•	the Medicare civil money penalty and exclusion requirements;

•	the federal False Claims Act and state equivalents;

•	state physician gift bans and state, federal and foreign marketing expenditure disclosure laws;

•	the Foreign Corrupt Practices Act, which applies to our international activities; and

•	the European Union's General Data Protection Regulation.
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
Other significant measures contained in the ACA include coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also included significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the ACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending.
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
We cannot predict whether future healthcare initiatives, including potential repeal of the ACA in whole or in part, will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. Changes in the United States healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.
Risks Related to Intellectual Property
If we are unable to protect our intellectual property effectively, our business would be harmed.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 31, 2018, we owned or licensed 23 issued U.S. patents and approximately 31 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 265 pending and granted counterpart applications worldwide, including 111 country-specific validations of 12 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
Until July 1, 2018, holders of approximately 3.4 million shares (including shares underlying outstanding warrants), or approximately 13%, of our outstanding shares as of March 31, 2018, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.
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
Our executive officers and directors together with their respective affiliates, own approximately 16% of our outstanding common stock as of March 31, 2018. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

Item 6.	Exhibits and Financial Statement Schedules.
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
1.1	Sales Agreement, dated as of January 5, 2018, between NanoString Technologies, Inc. and Cowen and Company, LLC.	8-K	January 8, 2018	1.1
1.2	Loan and Security Agreement, dated as of January 5, 2018, by and between NanoString Technologies, Inc. and Silicon Valley Bank.	8-K	January 8, 2018	1.2
10.1+	2018 Inducement Equity Incentive Plan and related form agreements.	8-K	January 16, 2018	10.1
10.2+	Employment Agreement, dated January 16, 2018, between the Registrant and K. Thomas Bailey.	10-K	March 7, 2018	10.20
10.3	Amendment No 4 to Term Loan Agreement dated January 5, 2018, between the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II - Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	10-K	March 7, 2018	10.31
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).				X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.				X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSTRING TECHNOLOGIES, INC.

Date:	May 9, 2018	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2018	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)