Form 10-Q
period 2018-06-30
NanoString Technologies Inc
filed 2018-08-08
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
As of August 3, 2018 there were 29,787,812 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$24,286	$26,136
Short-term investments	26,406	51,419
Accounts receivable, net	17,387	19,564
Inventory, net	17,596	20,057
Prepaid expenses and other	5,934	4,745
Total current assets	91,609	121,921
Restricted cash	—	143
Property and equipment, net	14,453	14,057
Other assets	655	641
Total assets	$106,717	$136,762
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,107	$4,092
Accrued liabilities	3,801	4,507
Accrued compensation and other employee benefits	7,977	8,634
Customer deposits	9,502	8,945
Deferred revenue, current portion	9,878	9,229
Deferred rent, current portion	582	512
Total current liabilities	36,847	35,919
Deferred revenue, net of current portion	3,264	3,304
Deferred rent and other long-term liabilities	8,263	8,499
Long-term debt, net of debt issuance costs	49,725	48,931
Total liabilities	98,099	96,653
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 25,785 and 25,421 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	362,340	353,308
Accumulated other comprehensive loss	(66)	(99)
Accumulated deficit	(353,659)	(313,102)
Total stockholders’ equity	8,618	40,109
Total liabilities and stockholders’ equity	$106,717	$136,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product and service	$20,384	$18,310	$38,429	$34,075
Collaboration	4,615	16,282	9,655	18,581
Total revenue	24,999	34,592	48,084	52,656
Costs and expenses:
Cost of product and service revenue	8,552	8,224	16,247	15,387
Research and development	14,585	11,038	28,417	21,839
Selling, general and administrative	20,649	18,644	40,086	36,210
Total costs and expenses	43,786	37,906	84,750	73,436
Loss from operations	(18,787)	(3,314)	(36,666)	(20,780)
Other income (expense):
Interest income	204	150	442	297
Interest expense	(1,604)	(1,528)	(3,167)	(3,029)
Other income (expense), net	(349)	184	(284)	197
Total other income (expense), net	(1,749)	(1,194)	(3,009)	(2,535)
Net loss before provision for income tax	(20,536)	(4,508)	(39,675)	(23,315)
Provision for income tax	(65)	(47)	(128)	(92)
Net loss	$(20,601)	$(4,555)	$(39,803)	$(23,407)
Net loss per share - basic and diluted	$(0.80)	$(0.20)	$(1.55)	$(1.06)
Weighted average shares used in computing basic and diluted net loss per share	25,757	22,672	25,619	22,121
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(20,601)	$(4,555)	$(39,803)	$(23,407)
Change in unrealized gain (loss) on short-term investments	46	(5)	33	4
Comprehensive loss	$(20,555)	$(4,560)	$(39,770)	$(23,403)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(39,803)	$(23,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,017	1,661
Stock-based compensation expense	5,848	5,109
Amortization of premium on short-term investments	36	78
Interest accrued on long-term debt	88	85
Conversion of accrued interest to long-term debt	747	724
Provision for bad debts	445	201
Provision for inventory obsolescence	45	—
Changes in operating assets and liabilities:
Accounts receivable	1,727	3,515
Inventory	1,636	(2,472)
Prepaid expenses and other	(1,207)	(1,506)
Other assets	(2)	(87)
Accounts payable	1,127	(392)
Accrued liabilities	(501)	1,017
Accrued compensation and other employee benefits	(621)	(1,669)
Customer deposits	557	164
Deferred revenue	(145)	(13,307)
Deferred rent and other liabilities	(254)	1,320
Net cash used in operating activities	(28,260)	(28,966)
Investing activities
Purchases of property and equipment	(1,732)	(3,384)
Proceeds from sale of short-term investments	5,410	1,000
Proceeds from maturity of short-term investments	25,600	28,474
Purchases of short-term investments	(6,000)	(34,785)
Net cash provided by (used in) investing activities	23,278	(8,695)
Financing activities
Repayment of lease financing obligations	—	(58)
Proceeds from sale of common stock, net	—	56,486
Proceeds from issuance of common stock warrants	1,423	—
Deferred financing costs	(63)	—
Tax withholdings related to net share settlements of restricted stock units	(108)	(248)
Proceeds from issuance of common stock for employee stock purchase plan	767	926
Proceeds from exercise of stock options	994	601
Net cash provided by financing activities	3,013	57,707
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,969)	20,046
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(24)	18
Cash and cash equivalents and restricted cash
Beginning of period	26,279	20,726
End of period	$24,286	$40,790

Reconciliation of cash and cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$24,286	$40,647
Restricted cash	—	143
Cash and cash equivalents and restricted cash at end of period	$24,286	$40,790
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
Instrument service contracts are sold with contract terms ranging from 12–36 months and cover periods after the end of the initial 12-month warranty. These contracts include services to maintain performance within the Company’s designed specifications and a minimum of one preventative maintenance service procedure during the contract term. Revenue from services to maintain designed specifications is considered a stand-ready obligation and recognized evenly over the contract term and service revenue related to preventative maintenance of instruments is recognized when the procedure is completed. Revenue from service fees for assay processing is recognized upon the rendering of the related performance obligation.
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
Recently Adopted Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. In March 2016, the FASB issued “ASU 2016-08, Principal vs Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued “ASU 2016-10, Identifying Performance Obligations and Licensing” which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued “ASU 2016-12, Narrow-Scope Improvements and Practical Expedients” which provides practical expedients for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. The standards require an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance replaces most existing revenue recognition guidance and requires more extensive disclosures related to revenue recognition, particularly in quarterly financial statements. A cumulative effect of applying the new revenue standard has been recognized as an adjustment to the opening balance of retained earnings as of January 1, 2018, using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.
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

3. Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the new standard for revenue recognition provided in “ASU 2014-09, Revenue from Contracts with Customers” and has applied the modified retrospective transition method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a transition adjustment which reduced opening retained earnings by $0.8 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue standard. The Company's revenues for the three and six months ended June 30, 2018 included the recognition of $0.2 million and $0.4 million, respectively, as a result of adopting the new revenue standard and satisfying certain performance obligations during the period.
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
Disaggregated Revenues
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$3,131	$1,555	$802	$5,488	$5,817	$3,040	$1,305	$10,162
Consumables	6,801	2,872	608	10,281	12,961	5,249	1,428	19,638
In vitro diagnostic kits	918	1,516	87	2,521	1,599	2,913	175	4,687
Total product revenue	10,850	5,943	1,497	18,290	20,377	11,202	2,908	34,487
Service revenue	1,540	449	105	2,094	2,801	948	193	3,942
Total product and service revenue	12,390	6,392	1,602	20,384	23,178	12,150	3,101	38,429
Collaboration revenue	4,615	—	—	4,615	9,655	—	—	9,655
Total revenues	$17,005	$6,392	$1,602	$24,999	$32,833	$12,150	$3,101	$48,084

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$3,029	$1,653	$1,353	$6,035	$5,843	$2,840	$1,822	$10,505
Consumables	6,537	2,067	590	9,194	12,120	4,195	1,471	17,786
In vitro diagnostic kits	697	1,105	33	1,835	1,178	2,021	75	3,274
Total product revenue	10,263	4,825	1,976	17,064	19,141	9,056	3,368	31,565
Service revenue	796	412	38	1,246	1,830	597	83	2,510
Total product and service revenue	11,059	5,237	2,014	18,310	20,971	9,653	3,451	34,075
Collaboration revenue	16,282	—	—	16,282	18,581	—	—	18,581
Total revenues	$27,341	$5,237	$2,014	$34,592	$39,552	$9,653	$3,451	$52,656
Contract balances and remaining performance obligations
Contract liabilities are included in the current and long-term portions of deferred revenue of $13.1 million and $12.5 million as of June 30, 2018 and December 31, 2017, respectively, and within customer deposits of $9.5 million and $8.9 million as of June 30, 2018 and December 31, 2017, respectively, on the condensed consolidated balance sheets. Total contract liabilities increased by $1.2 million for the six months ended June 30, 2018 as a result of cash payments received of $11.4 million related to our collaborations and service contracts, partially offset by the recognition of previously deferred revenue of $10.4 million for the completion of certain performance obligations during the period. The Company did not record any contract assets as of June 30, 2018.
Unsatisfied or partially unsatisfied performance obligations related to collaboration agreements as of June 30, 2018 were $17.5 million and are expected to be completed over the period of each collaboration agreement, through June 2020. Performance obligations related to product and service contracts as of June 30, 2018 were $5.1 million and are expected to be completed over the term of the related contract, through April 2023.
Practical expedients
The Company generally recognizes expense related to the acquisition of contracts, such as sales commissions, at the time of revenue recognition, which is generally in the same period products are sold, and in the case of services, revenue is recognized as services are rendered or over the period of time covered by the service contract, which is typically 12-months from the sale. The Company has not established any contract assets or liabilities related to contract acquisition costs as of June 30, 2018. The Company records commission expenses within selling, general and administrative expenses.
Impact of new revenue standard
In accordance with the new revenue guidance, the disclosure of the impact of adoption of this new standard to our condensed consolidated statements of operations and balance sheets was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in thousands, except per share amounts)	As Reported	Amounts under previous revenue standard	Effect of Change	As Reported	Amounts under previous revenue standard	Effect of Change
Revenue:
Product and service	$20,384	$20,224	$160	$38,429	$38,030	$399
Collaboration	4,615	4,615	—	9,655	9,655	—
Total revenue	24,999	24,839	160	48,084	47,685	399
Net loss	$(20,601)	$(20,761)	$160	$(39,803)	$(40,202)	$399
Net loss per share - basic and diluted	$(0.80)	$(0.81)	$0.01	$(1.55)	$(1.57)	$0.02

	June 30, 2018
(in thousands)	As Reported	Balances under previous revenue standard	Effect of Change
Liabilities:
Deferred revenue, current portion	$9,878	$9,523	$355
Stockholders' equity
Accumulated deficit	$(353,659)	$(353,304)	$(355)
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
The following shares underlying outstanding options, restricted stock units and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	5,525	5,409	5,595	5,284
Restricted stock units	1,193	272	1,106	255
Common stock warrants	468	332	413	332
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
The Company had one customer/collaborator, Lam Research Corporation (“Lam”) that individually represented 16% and 17% of total revenue during the three and six months ended June 30, 2018, respectively. During the three months ended June 30, 2017, the Company had two customers/collaborators, Medivation, Inc. (“Medivation”) and Astellas Pharma Inc. (“Astellas”), and Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”) that individually represented 33% and 13% of total revenue, respectively. During the six months ended June 30, 2017, Medivation and Astellas, and Merck represented 21% and 13% of total revenue, respectively. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of June 30, 2018 or December 31, 2017.
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

6. Short-term Investments
Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of June 30, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$17,500	$—	$(24)	$17,476
U.S. government-related debt securities	8,973	—	(43)	8,930
Total available-for-sale securities	$26,473	$—	$(67)	$26,406

Type of securities as of December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$35,567	$—	$(53)	$35,514
U.S. government-related debt securities	15,951	—	(46)	15,905
Total available-for-sale securities	$51,518	$—	$(99)	$51,419

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	June 30, 2018	December 31, 2017
Maturing in one year or less	$26,406	$39,985
Maturing in one to three years	—	11,434
Total available-for-sale securities	$26,406	$51,419
The Company has both the intent and ability to sell its available-for-sale investments maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheets.
The following table summarizes investments that have been in a continuous unrealized loss position as of June 30, 2018 (in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$9,008	$(24)	$—	$—	$9,008	$(24)
U.S. government-related debt securities	8,930	(43)	—	—	8,930	(43)
Total	$17,938	$(67)	$—	$—	$17,938	$(67)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of June 30, 2018 and December 31, 2017 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of June 30, 2018, there were no investments in its portfolio that were other-than-temporarily impaired.
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
The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of June 30, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$16,728	$—	$—	$16,728
Short-term investments:
Corporate debt securities	—	17,476	—	17,476
U.S. government-related debt securities	—	8,930	—	8,930
Total	$16,728	$26,406	$—	$43,134

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$22,398	$—	$—	$22,398
Short-term investments:
Corporate debt securities	—	35,514	—	35,514
U.S. government-related debt securities	—	15,905	—	15,905
Total	$22,398	$51,419	$—	$73,817
8. Inventory
Inventory consisted of the following as of the date indicated (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$5,429	$5,743
Work in process	5,296	4,845
Finished goods	6,871	9,469
Total inventory	$17,596	$20,057
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
In October 2015, the Company amended the term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding deferred interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The Company has elected to exercise the option to defer payment of a portion of the interest and has recorded $5.1 million of deferred interest through June 30, 2018. In December 2015, the Company borrowed an additional $10.0 million under the terms of the amended agreement. In June 2016, the Company borrowed an additional $5.0 million. At December 31, 2016, the Company's option to borrow $15.0 million more under the amended term loan agreement expired. Total borrowings and deferred interest under the amended term loan agreement were $50.1 million and $49.3 million as of June 30, 2018 and December 31, 2017, respectively.
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
In January 2018, the Company entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable. The agreement matures in January 2021, at which time the outstanding principal will become due and payable. Interest on borrowings is payable monthly and accrues at a yearly rate equal to the greater of the prime rate, as reported in the Wall Street Journal, plus 0.50% or 4.75%. During an event of default amounts drawn accrue interest at a yearly rate equal to 8.75%. Obligations under the agreement are secured by the Company's cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. There were no borrowings under the secured revolving loan facility as of June 30, 2018.
The Company was in compliance with its financial covenants under the term loan agreement and the secured revolving loan facility as of June 30, 2018.
Long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Term loans payable	$50,062	$49,315
Unamortized debt issuance costs	(337)	(384)
Long-term debt, net of debt issuance costs	$49,725	$48,931
Scheduled future principal payments for outstanding debt were as follows at June 30, 2018 (in thousands):

Years Ending December 31,
Remainder of 2018	$—
2019	—
2020	—
2021	37,547
2022	12,515
$50,062
10. Collaboration Agreements
The Company evaluates the classification of payments within the statements of operations between the participants in each of its collaboration agreements at inception of the agreement based on the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement. The Company has determined that amounts to be received from collaborators in connection with the collaboration agreements entered into through June 30, 2018 are related to revenue generating activities.
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
During the three and six months ended June 30, 2018, the Company recognized collaboration revenue relating to the agreement with Lam of $4.0 million and $8.2 million, respectively. The Company received development funding of $7.9 million and $11.4 million related to the Lam collaboration for the three and six months ended June 30, 2018, respectively. At June 30, 2018, the Company had recorded $1.7 million of deferred revenue related to the Lam collaboration, of which $0.8 million is estimated to be recognizable as revenue within one year. In addition, $9.1 million is included in customer deposits in the condensed consolidated balance sheet as of June 30, 2018 representing amounts received in advance. The Company incurred costs of $0.1 million during the three and six months ended June 30, 2018 related to services provided by Lam employees under the terms of the agreement. During the three and six months ended June 30, 2018, Lam did not exercise any warrants.
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
During the three and six months ended June 30, 2018, the Company increased its estimated future costs, in part as a result of the amended agreement which expanded the scope and nature of the work being performed in future periods. Additionally, the Company became aware of new information during the quarter which resulted in an increase of future costs related primarily to ongoing regulatory activities associated with the collaboration. As a result of the higher cost estimates in future periods, the Company recognized a reduction of cumulative revenue of $0.2 million for the six months ended June 30, 2018. The Company recognized collaboration revenue related to the Celgene agreement of $0.5 million and $0.6 million for the three and six months ended June 30, 2017, respectively. At June 30, 2018, the Company had recorded $6.4 million of deferred revenue related to the Celgene collaboration, of which $5.2 million is estimated to be recognizable as revenue within one year.
Merck & Co., Inc.
In May 2015, the Company entered into a clinical research collaboration agreement with Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1therapy, KEYTRUDA. Under the terms of the collaboration agreement, the Company received $3.9 million in payments during 2015. In connection with the execution of the development collaboration agreement, the Company and Merck terminated the May 2015 clinical research collaboration and moved all remaining activities under the related work plan to the new development collaboration agreement. In February 2016, the Company expanded its collaboration with Merck by entering into a new development collaboration agreement to clinically develop, seek regulatory approval for, and commercialize a diagnostic test, to predict response to KEYTRUDA in multiple tumor types. During 2016, the Company received $12.0 million upfront as a technology access fee and $8.5 million of preclinical milestone payments. In October 2017, Merck notified the Company of its decision not to pursue regulatory approval of the companion diagnostic test for KEYTRUDA and, in August 2018, the Company and Merck agreed to mutually terminate their development collaboration agreement, effective as of September 30, 2018, following the completion of certain close-out activities. As part of the mutual termination agreement, Merck granted to the Company a non-exclusive license to certain intellectual property that relates to Merck’s tumor inflammation signature.
The Company recognized collaboration revenue of $0.5 million and $4.5 million related to the Merck agreement for the three months ended June 30, 2018 and 2017, respectively, and $1.4 million and $6.6 million for the six months ended June 30, 2018 and 2017, respectively. The Company received development funding of $0.3 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.9 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the Company had recorded $0.1 million of deferred revenue related to the Merck collaboration which is estimated to be recognizable as revenue within one year.
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
11. Commitments and Contingencies
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are no claims or actions pending against the Company currently, the ultimate disposition of which would have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.
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

The following table of total revenue is based on the geographic location of distributors or end users who purchase products and services and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. For collaboration agreements, revenues are derived primarily from partners located primarily in the United States. Americas consists of the United States, Canada, Mexico and South America; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia, India and Australia. Revenue by geography was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Americas	$17,005	$27,341	$32,833	$39,552
Europe & Middle East	6,392	5,237	12,150	9,653
Asia Pacific	1,602	2,014	3,101	3,451
Total revenue	$24,999	$34,592	$48,084	$52,656
Total revenue in the United States was $15.9 million and $26.8 million for the three months ended June 30, 2018 and 2017, respectively, and $30.8 million and $38.6 million for the six months ended June 30, 2018 and 2017, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.
13. Subsequent Event
In July 2018, the Company completed an underwritten public offering of 4,000,000 shares of common stock for total gross proceeds of $50 million. After underwriters’ fees and commissions and other expenses of the offering, the Company’s aggregate net proceeds were approximately $46.8 million.

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

•	our ability to successfully launch and commercialize our Digital Spatial Profiling and Hyb & Seq. platforms;

•	the success, costs and timing of implementation of our business model, strategic plans for our business and future product development plans;

•	the regulatory regime and our ability to secure regulatory clearance or approval or reimbursement for the clinical use of our products, domestically and internationally;

•	our ability to realize the potential payments set forth in our collaboration agreements;

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

Overview
We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel optical barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease, and to clinical laboratories and medical centers for diagnostic use. As of June 30, 2018, we had an installed base of approximately 670 nCounter systems, which our customers have used to publish more than 2,000 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries may be translated and validated as diagnostic tests. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we collaborate with biopharmaceutical companies to develop companion diagnostics that may be used to identify which patients are most likely to respond to a particular therapeutic treatment.
We derive a substantial majority of our revenue from the sale of our products to life science researchers, which consist of our nCounter instruments and related proprietary consumables. After buying an nCounter Analysis System, research customers purchase consumables from us for use in their experiments. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of our instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. We also derive revenue from processing fees related to proof-of-principle studies we conduct for potential customers and extended service contracts for our nCounter Analysis Systems. Additionally, we generate revenue through product development collaborations.
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
In addition to the nCounter Analysis System, we are currently developing two new systems enabled by our proprietary optical barcoding technology. Following completion of product development, each of these new systems is expected to be commercialized as a new instrument along with associated consumables.
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
The second new platform under development, Hyb & Seq, is a next generation gene sequencing platform. Hyb & Seq is designed with a work flow that is simpler and faster than current sequencing methods, due to the absence of library preparation, enzymes and amplification. Hyb & Seq's simple work flow and compatibility with a variety of tissue sample types offers the potential for a sample-to-answer solution for clinical sequencing. The commercial launch of a research version of Hyb & Seq is expected during 2020.
Our product and service revenue increased to $38.4 million for the six months ended June 30, 2018,compared to $34.1 million for the first six months of 2017. Our collaboration revenue decreased to $9.7 million for the six months ended June 30, 2018, compared to $18.6 million for the first six months of 2017. Historically, we have generated a majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $39.8 million and $23.4 million for the six months ended June 30, 2018 and 2017, respectively, and as of June 30, 2018 our accumulated deficit was $353.7 million.

Results of Operations
Revenue
Our product revenue consists of sales of our nCounter Analysis Systems and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with service contracts and conducting proof-of-principle studies, including programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis Systems and purchase related consumables. Collaboration revenue is derived primarily from our collaborations with Lam and Celgene and, historically, from our collaboration with Merck, which is terminating by mutual agreement as of September 30, 2018, and our terminated collaboration with Medivation and Astellas.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Americas	$17,005	$27,341	(38)%	$32,833	$39,552	(17)%
Europe & Middle East	6,392	5,237	22%	12,150	9,653	26%
Asia Pacific	1,602	2,014	(20)%	3,101	3,451	(10)%
Total revenue	$24,999	$34,592	(28)%	$48,084	$52,656	(9)%
The following table reflects the breakdown of revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Product revenue:
Instruments	$5,488	$6,035	(9)%	$10,162	$10,505	(3)%
Consumables	10,281	9,194	12%	19,638	17,786	10%
In vitro diagnostic kits	2,521	1,835	37%	4,687	3,274	43%
Total product revenue	18,290	17,064	7%	34,487	31,565	9%
Service revenue	2,094	1,246	68%	3,942	2,510	57%
Total product and service revenue	20,384	18,310	11%	38,429	34,075	13%
Collaboration revenue	4,615	16,282	(72)%	9,655	18,581	(48)%
Total revenue	$24,999	$34,592	(28)%	$48,084	$52,656	(9)%
Instrument revenue during the three and six months ended June 30, 2018 decreased as compared to the same periods in 2017, due primarily to a shift in sales mix towards our SPRINT instruments, which generally have lower average selling prices than our FLEX and MAX instruments. The number of units sold during the three and six months ended June 30, 2018 has generally been consistent with the number of units sold during the same periods in 2017. Consumables revenue increased for the three and six months ended June 30, 2018, primarily as a result of our growing installed base of nCounter Analysis Systems, as well as growth in various European markets. In vitro diagnostic kit revenue represents sales of Prosigna assays, which increased for the three and six months ended June 30, 2018 as more testing providers commenced providing services and testing volumes increased, most significantly in territories outside of the United States. The increase in service revenue was primarily related to an increase in the number of instruments covered by service contracts, and also increases in revenue generated from technology access fees, particularly fees related to services offered pursuant to our DSP Technology Access Program. Our product and service revenue may continue to increase in future periods as a result of our increased investments in sales and marketing activities, the growth in sales of our consumable products as driven by our increasing installed base of nCounter instruments, the continued sale of additional nCounter instruments, the introduction of new nCounter consumable products and the potential commercial launch of our DSP and Hyb & Seq product candidates.

Collaboration revenue decreased for the three and six months ended June 30, 2018 as compared to the same periods in 2017, due primarily to the terminations in 2017 of our collaborations with Medivation and Astellas. These terminations resulted in the recognition of deferred collaboration revenue of $11.3 million and $11.1 million for the three and six months ended June 30, 2017, respectively, which represented all of the remaining deferred revenue relating to the two terminated collaborations. In addition, the scope of our collaboration with Merck changed during the fourth quarter of 2017, resulting in a further reduction of collaboration revenue in 2018 as compared to the same period in 2017. These decreases were partially offset by collaboration revenue generated from our collaboration agreement with Lam, which was entered into during the third quarter of 2017 and represented $4.0 million and $8.2 million of collaboration revenue for the three and six months ended June 30, 2018, respectively.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(Dollars in thousands)			(Dollars in thousands)
Cost of product and service revenue	$8,552	$8,224	4%	$16,247	$15,387	6%
Product and service gross profit	$11,832	$10,086	17%	$22,182	$18,688	19%
Product and service gross margin	58%	55%		58%	55%
For the three and six months ended June 30, 2018, cost of product and service revenue increased as compared to the same periods in 2017, due to higher volumes of instruments and consumables sold, including our Prosigna in vitro diagnostic kits, as well as increased volume of service contracts associated with our growing install base of nCounter instruments. Our gross margin on product and service revenue for the three and six months ended June 30, 2018 increased compared to the same periods in 2017 primarily as a result of increased consumable revenue as a percentage of our overall sales mix, including sales of our Prosigna in vitro diagnostic kits, which generally have higher gross margins than our instrument placements, as well increasing sales of our panel products as a percentage of our life sciences consumables revenue. This increase has been partially offset by the mix of our current period instrument sales, with a greater percentage of our instrument sales represented by SPRINT sales as compared to the same periods of 2017.
We expect our cost of product and service revenue to increase in future periods, primarily due to our expected continued growth in product and service revenue. We expect our gross margin on product and service revenue may fluctuate in future periods, depending upon our mix of instrument sales, from which we typically record lower gross margins, as compared to our sales of consumable products or services, and the impact of the launch, and any sales achieved, of our new product platforms such as our DSP or Hyb & Seq product platforms, which during any initial launch may impact our mix of sales of instruments as compared to consumables. Costs related to collaboration revenue are included in research and development expense.
Research and Development Expense
Research and development expenses consist primarily of salaries and benefits, occupancy, laboratory supplies, engineering services, consulting fees, costs associated with licensing molecular diagnostics rights and clinical study expenses to support the regulatory approval or clearance of diagnostic products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products and applications. We believe that our continued investment in research and development is essential to our long-term competitive position and expect these expenses to continue to increase in future periods. In particular, following our entry into the Lam collaboration in August 2017, which provides up to $50 million of funding for our Hyb & Seq program, we have experienced a significant increase in related research and development expenses.
Given the size of our research and development staff and the number of active projects at any given time, we have found that it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, other than for collaborations and certain major technology development programs, we have neither required employees to report their time by project nor allocated our research and development costs to individual projects, other than collaborations. Research and development expense by functional area was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Platform technology	$5,852	$3,670	59%	$12,209	$7,065	73%
Manufacturing process development	1,460	712	105%	2,278	1,439	58%
Life sciences products and applications	2,735	2,039	34%	5,150	3,741	38%
Diagnostic product development	1,977	1,744	13%	3,344	3,744	(11)%
Clinical, regulatory and medical affairs	1,167	1,589	(27)%	2,743	3,282	(16)%
Facility allocation	1,394	1,284	9%	2,693	2,568	5%
Total research and development expense	$14,585	$11,038	32%	$28,417	$21,839	30%
The increase in research and development expense for the three and six months ended June 30, 2018 as compared to the same periods in 2017 is primarily attributable to an increase in staffing and personnel-related costs of $1.4 million and $3.1 million, respectively, as well as supply costs associated with development of our new DSP and Hyb & Seq technologies of $1.3 million and $2.1 million, respectively, and to a lesser extent, increasing clinical trial costs of $0.6 million during the three and six months ended June 30, 2018 and higher professional fees of $1.0 million during the six months ended June 30, 2108.
We expect that research and development costs will continue to increase in future periods in support of remaining development activities relating to our DSP platform, and as a result of our collaboration agreement with Lam and the continued research and development activities relating to our Hyb & Seq platform. As an offset to the expected expenses relating to Hyb & Seq, Lam has committed to provide up to $50.0 million in funding. We expect the majority of the Hyb & Seq program research and development efforts and related costs to be incurred during 2018 and 2019.
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
Selling, general and administrative expense was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$20,649	$18,644	11%	$40,086	$36,210	11%

The increase in selling, general and administration expense for the three and six month periods ended June 30, 2018 as compared to the same periods in 2017 was primarily attributable to increases in staffing and personnel-related costs of $0.8 million and $2.2 million, respectively, to support our sales, marketing and administrative functions, as well as increased professional fees of $1.0 million and $1.4 million, respectively, related to legal, consulting and other services provided to the Company, including audit, consulting and related costs associated with activities and implementation of certain processes relating to our compliance with the Sarbanes Oxley Act.
We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows to support the expected growth in our existing lines of business, as well as to support the introduction of new products and product platforms, including DSP and Hyb & Seq technologies.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Interest income	$204	$150	36%	$442	$297	49%
Interest expense	(1,604)	(1,528)	5%	(3,167)	(3,029)	5%
Other income (expense), net	(349)	184	(290)%	(284)	197	(244)%
Total other income (expense), net	$(1,749)	$(1,194)	46%	$(3,009)	$(2,535)	19%
For the three and six months ended June 30, 2018, other income (expense), net includes the impact of realized and unrealized losses on foreign currency associated primarily with customer receivables denominated in Euro and British Pounds, both of which generally weakened relative to the U.S. Dollar during the first half of 2018. Interest expense increased for the three and six months ended June 30, 2018 due primarily to increases in our long-term debt borrowings associated with non-cash interest accrued in prior periods. The average balance of long-term debt outstanding for the six months ended June 30, 2018 and 2017 was $49.7 million and $48.3 million, respectively.
Liquidity and Capital Resources
As of June 30, 2018, we had cash, cash equivalents and short-term investments totaling $50.7 million. In addition, in July 2018, we completed an underwritten public offering of our common stock which generated total gross proceeds of $50.0 million. As of the date of this report, we believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance of our products and the level of sales of our existing products and new product candidates; the nature and timing of any additional collaborations or partnerships we may establish; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. Our cash used in operations for the six months ended June 30, 2018 was $28.3 million after taking into consideration $12.3 million in cash receipts from our collaboration agreements. The timing and amount of such collaboration agreement receipts in the future are uncertain and therefore we may be required to secure additional amounts of cash to fund our planned operations.
Equity Financings
In July 2018, we completed an underwritten public offering of 4,000,000 shares of common stock for total gross proceeds of $50.0 million. After underwriter’s fees and commissions and other expenses of the offering, our aggregate net proceeds were approximately $46.8 million.

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
Debt Instruments
In January 2018, we, entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of our eligible accounts receivable. The agreement matures in January 2021, at which time any outstanding principal will become due and payable. Interest on borrowings is payable monthly and any outstanding borrowings under the facility accrue interest at a yearly rate equal to the greater of the prime rate, as reported in the Wall Street Journal, plus 0.50% or 4.75%. During an event of default, amounts drawn accrue interest at a yearly rate equal to 8.75%. Our obligations under the agreement are secured by our cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement, discussed below. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. As of the date of this report, there have been no borrowings under the secured revolving loan facility. We were in compliance with our covenants as of June 30, 2018.
In April 2014, we entered into a term loan agreement under which up to $45.0 million could be borrowed, including an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. In October 2015, we amended our term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding accrued interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrue interest at 12.0% annually, payable quarterly, of which 3.0% can be deferred during the first six years of the term at our option and paid together with the principal at maturity. We have elected to exercise the option to defer a portion of the interest and we have recorded $5.1 million of deferred interest through June 30, 2018. We have borrowed a total of $45.0 million under the amended term loan agreement and at December 31, 2016, the option to borrow the remaining $15.0 million expired. As of June 30, 2018, total borrowings under our amended term loan agreement were $50.1 million.
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
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial covenants, which is $100.0 million for 2018 with annual increases of $15.0 million for each subsequent fiscal year thereafter. If our actual revenue is below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenue and the minimum revenue requirement. We were in compliance with our covenants as of June 30, 2018.
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
Our operating cash requirements may increase in the future as we (1) invest in the research and development of new product platforms including DSP and Hyb & Seq, (2) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems and continue to promote consumable usage, including Prosigna, (3) commercialize, and conduct studies to expand the clinical utility of Prosigna and develop new diagnostic tests, and (4) develop new applications, chemistry and instruments for our nCounter platform. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases, nor can we be certain that we will be successful in continuing to generate cash from new partnerships or collaborations to help fund our operations. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(28,260)	$(28,966)
Cash provided by (used in) investing activities	23,278	(8,695)
Cash provided by financing activities	3,013	57,707
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
For the six months ended June 30, 2018, net cash used in operating activities consisted of our net loss of $39.8 million which was offset by $9.2 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, and provision for bad debts, as well as $2.3 million of net decreases in our operating assets and liabilities.
For the six months ended June 30, 2017, net cash used in operating activities consisted of our net loss of $23.4 million, and changes in deferred revenue of $13.3 million, primarily related to the termination of our Medivation and Astellas collaboration agreement, partially offset by $7.9 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, bad debt expense, and amortization of premium on short-term investments.
Investing Cash Flows
Our most significant investing activities for the six months ended June 30, 2018 and 2017 were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
During the six month periods ended June 30, 2018 and 2017, we purchased property and equipment totaling $1.7 million and $3.4 million, respectively, which we believe will be required to support the growth and expansion of our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and debt borrowings.
Net cash provided by financing activities for the six months ended June 30, 2018 consisted of net proceeds of $0.8 million associated with our Employee Stock Purchase Plan, $1.4 million of proceeds from the issuance of common stock warrants and $1.0 million of proceeds from the exercise of stock options. These proceeds were partially offset by payments of $0.1 million for debt financing costs associated with our line of credit agreement and tax payments of $0.1 million related to the net share settlements of restricted stock units.

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
There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the six months ended June 30, 2018 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 7, 2018.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on July 1, 2018 and sustained throughout the period ended June 30, 2019, would not be material.
As of June 30, 2018, the principal outstanding under our term borrowings was $50.1 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.

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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $39.8 million and $23.4 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $353.7 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. For example, in the third quarter of 2017, product and service revenue did not meet expectations which adversely affected our stock price. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. Also, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. For example, in May 2017, our collaboration with Medivation, Inc. and Astellas Pharma Inc., or Astellas Pharma, was terminated, resulting in the recognition of $11.3 million of collaboration revenue during the second quarter of 2017. In October 2017, Merck Sharp & Dohme Corp., or Merck, notified us of the decision to not continue to pursue regulatory approval of the companion diagnostic for their product, KEYTRUDA, under our collaboration, resulting in the recognition of $11.6 million of collaboration revenue during the fourth quarter of 2017. In August 2018, we and Merck agreed to mutually terminate our development collaboration agreement, effective as of September 30, 2018, following the completion of certain close-out activities. Furthermore, our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.
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
We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on which we develop diagnostic tests and research products. For example, we licensed the rights to intellectual property that forms the basis of Prosigna from Bioclassifier, LLC, which was founded by several of our research customers engaged in translational research. In July 2018, we agreed to amend our license agreement with Bioclassifier to increase the current royalty rate paid to Bioclassifier on sales of licensed products in the United States to an upper-single digit percentage, effective as of January 1, 2018. Similarly, in connection with our collaboration with Celgene Corporation, we licensed the rights to intellectual property relating to a gene signature for lymphoma subtyping, which was discovered by a consortium of researchers including several of our research customers, from the National Institutes of Health. In connection with our collaboration with Merck to develop a companion diagnostic test and the subsequent termination of the collaboration agreement, Merck granted to us a non-exclusive license to certain intellectual property that relates to Merck's tumor inflammation signature. We intend to enter into more such arrangements with our research customers and other researchers, including biopharmaceutical companies, for development of future diagnostic and research products. However, there is no assurance that we will be successful in doing so. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Certain parties may seek to partner with companies in addition to us in connection with a project. This, in turn, may limit the commercial potential of any products that are the subject of such collaborations. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory, commercial or intellectual property position. In particular, our customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors.

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
In addition, the success of the development programs for any product candidates or assays developed in collaboration with others will be dependent on the continued pursuit and success of the related drug trials by our collaborators. For example, in October 2017, Merck notified us of their decision not to continue to pursue regulatory approval of the companion diagnostic we were developing for their product, KEYTRUDA, and in August 2018, we and Merck agreed to mutually terminate our development collaboration agreement. There is no guarantee that our collaborators will continue to pursue clinical trials for product candidates or assays that are the subject of our collaborations or that such clinical trials will be successful and, as a result, we may expend considerable time and resources developing in vitro diagnostic assays that will not gain regulatory approval. For example, pursuant to our collaboration with Celgene Corporation, we are developing a companion diagnostic, LymphMark, that is expected to be a potential companion diagnostic to aid in identifying patients with diffuse large B-cell lymphoma for treatment. Depending on the outcome of the clinical trial being run by Celgene, we anticipate filing a pre-market approval application for LymphMark with the U.S. Food and Drug Administration, or FDA, within the next 18 months. Furthermore, significant consolidation in the life sciences industry has occurred during the last several years and in connection with such consolidation, the combined company often reassesses its development priorities which may impact our existing collaborations or future opportunities. For example, in May 2017, Astellas Pharma announced a joint decision with Pfizer Inc., or Pfizer, to discontinue the planned ENDEAR trial which was the subject of our collaboration. We were informed that the decision resulted from an oncology portfolio review by Astellas Pharma and Pfizer. Even if we establish new relationships, we or our collaborators may terminate those relationships or they may never result in the successful development or commercialization of future tests or other products. From time to time we have agreed to modify the terms of our agreements with collaborators, including financial terms, and in the future it is possible that we will agree to modify the terms of existing and future agreements with collaborators.
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
Additionally, we must carefully manage the introduction of new products. If customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. In July 2015, we commercially launched a new version of our nCounter Analysis System, the nCounter SPRINT Profiler, which is smaller and less expensive than the previous version. If customers conclude that such new products offer better value as compared to our existing products, we may suffer from reduced sales of our existing products and our overall revenue may decline. We may also have excess or obsolete inventory of older products as we transition to new products and our experience in managing product transitions is limited. If we do not effectively manage the transitions to new product offerings, our revenue, results of operations and business will be adversely affected.
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
For the six months ended June 30, 2018 and 2017, approximately 41% and 39%, respectively, of our product and service revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
The decision of the United Kingdom to withdraw from the European Union has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, the Europe-wide market authorization framework for our products (and for the drugs sold by our collaboration partners in the pharmaceutical industry) and access to European Union research funding by research scientists based in the United Kingdom may also change. Furthermore, we currently operate in Europe through a subsidiary based in the United Kingdom, which provides us with certain operational, tax and other benefits, as well as through other subsidiaries in Europe. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the European Union, may adversely affect our operating results and growth prospects.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the legislation commonly known as the Tax Cut & Jobs Act, which was signed into law on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a reduction of the federal statutory rates from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. It is also unknown if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is likewise uncertain and could be adverse.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2017, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $232.8 million, which expire in various years beginning in 2025, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOL and credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law or limited pursuant to provisions of the recent Tax Cut and Jobs Act amendments to the Code. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous materials and the generation, transportation and storage of waste. We could discover that we, an acquired business or our suppliers are not in material compliance with these regulations. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business.
If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.
We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches — whether by employees or others — which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, including state data protection regulations and the E.U. General Data Protection Regulation, or GDPR, and other regulations, the breach of which could result in significant penalties. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
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
Risks Related to Government Regulation and Diagnostic Product Reimbursement
Our “Research Use Only” products for the research, life sciences market could become subject to more stringent regulatory surveillance as medical devices by the FDA or other regulatory agencies in the future which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.
In the United States, most of our products are currently labeled and sold for Research Use Only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for diagnostic use, and the products do not include clinical or diagnostic claims or provide directions to use as diagnostic products, they are not subject to regulation by the Food and Drug Administration, or FDA, as medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post-market controls for medical devices. Pursuant to FDA guidance on RUO products, a company may not make clinical or diagnostic claims about an RUO product or provide clinical directions or clinical support services to customers for RUO products. If the FDA were to modify its approach to regulating products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
In addition, we sell dual-use instruments with software that has both FDA-cleared functions and research functions, for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, FDA issued a guidance document that described FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and device functions for which approval/clearance is not required. There is a risk that the FDA could take enforcement action against a manufacturer for distributing dual-use instruments if the company does not follow the restrictions discussed in the guidance document. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, or the instruments are being promoted for off-label use. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products. In July 2017, FDA adopted a new regulation exempting certain clinical multiplex test systems, like the ones used with our Prosigna assay, from premarket notification requirements. However, these new regulations will not impact the FDA clearance requirements for our nCounter Dx Analysis System which will still require 510(k) clearance for use with specific assays, such as Prosigna.
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
Our nCounter-based reagents may be used by clinical laboratories to create Laboratory-Developed Tests (LDT), which could, in the future, be the subject of additional FDA regulation as medical devices, which could materially and adversely affect our business and results of operations.
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
In February 2014, we launched nCounter Elements reagents, a digital molecular barcoding chemistry that allows users to design their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes. These reagents, which will now be offered to customers in the United States through a custom manufacturing service, may be used by laboratories in conjunction with analyte-specific reagents and general purpose reagents to create diagnostic tests or test systems validated within the accredited testing laboratory.
If we are unable to obtain additional regulatory clearances, registrations, or approvals to market Prosigna in additional countries or if regulatory limitations are placed on our diagnostic products, our business and growth will be harmed. In addition, if we do not obtain additional regulatory clearances or approvals necessary to market products other than Prosigna for diagnostic purposes, we will be limited to marketing such products for research use only.
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
We cannot assure investors that we will be successful in obtaining these regulatory clearances, registrations, or approvals. If we do not obtain additional regulatory clearances or approvals to market future products or expand future indications for diagnostic purposes, if additional regulatory limitations are placed on our products or if we fail to successfully commercialize such products, the market potential for our diagnostic products would be constrained, and our business and growth prospects would be adversely affected.
Approval and/or clearance by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.
Before we begin to label and market our products for use as clinical diagnostics in the United States, unless an exemption applies we are required to obtain prior 510(k) clearance, de novo authorization or pre-market approval (PMA), from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. We may pursue additional intended uses for Prosigna that require a PMA approval, which is a more burdensome regulatory process than the 510(k) clearance process. In addition, we are currently collaborating with Celgene on a companion diagnostic test for their drug REVLIMID. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval, registrations, or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), FDA expects that companion diagnostics usually will require a PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, i.e., diagnostics that are beneficial for therapeutic product development or clinical decision making but that do not meet the definition of an IVD companion diagnostic. If we developed a diagnostic device to be used in conjunction with a pharmaceutical product that was then cleared or approved but not as a companion diagnostic for the therapeutic product, this may result in potentially reduced revenue for the test as the labeling of the drug would not reference the need for the diagnostic test.
Any 510(k) clearance, de novo authorization or PMA approval we obtain for any future product would place substantial restrictions on how our device is marketed or sold. The FDA will continue to place considerable restrictions on our products, including, but not limited to, the obligation to comply with the Quality System Regulation, or QSR, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years from submission, and generally requires detailed and comprehensive scientific and clinical data, as well as compliance with FDA regulations. In addition, we have limited experience in obtaining PMA approval from the FDA and are therefore supplementing our operational capabilities to manage the more complex processes needed to obtain and maintain PMAs. Notwithstanding the expense, these efforts may never result in FDA approval or 510(k) clearance. Even if we were to obtain regulatory approval, authorization or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.
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
We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including additional indications for Prosigna. Accordingly, we expect to rely on third parties, such as medical institutions, clinical investigators, consultants, and our pharmaceutical collaborators to conduct such studies. For example, we contract with clinical laboratories to perform the companion diagnostic tests we have developed that are used in the clinical trials run by pharmaceutical companies pursuant to our companion diagnostic collaborations. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or the study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to ensure compliance with various procedures required under good clinical practices and regulatory requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, the studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products. In addition, under our contracts with our pharmaceutical collaborators, we potentially could be held liable for the failure of our third party subcontractors to perform their contractual obligations.
Our pharmaceutical collaborators may decide to modify or terminate a clinical trial or not pursue regulatory filings for our companion diagnostic test. For example, in October 2017, Merck notified us of the decision to not continue to pursue regulatory approval of the companion diagnostic for their product, KEYTRUDA, under our collaboration and, in August 2018, we and Merck agreed to mutually terminate our development collaboration agreement. It is also possible that a clinical trial run by one of our collaborators may not meet its endpoint and consequently may not support a regulatory filing for the companion diagnostic we are developing.
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

Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, and FDA obligations and continued regulatory oversight and review. These include routine inspections by European Union, or EU, Notified Bodies and by the FDA of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. On May 25, 2017 the European Union adopted the IVD Directive Regulation, which increases the regulatory requirements applicable to some in vitro diagnostics in the EU and would require that we re-classify and obtain approval, registration, or clearance for our existing CE-marked IVD products within a five-year grace period (by May 25, 2022).
We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. For example, following discussions with the FDA regarding the appropriate classification for our nCounter Elements TagSets as General Purpose Reagents, we submitted a de novo application to the FDA. The FDA requested additional information in support of our application. We subsequently withdrew the application, and are now offering a custom code set manufacturing service to customers developing assays. The promotional claims we can make for Prosigna are limited to the indication permitted by the applicable regulatory authority. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the U.S. and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. In December 2015, Congress passed a two-year suspension of the medical device tax from January 1, 2016 to December 31, 2017. In January 2018, Congress suspended the tax again for a two-year period. The tax applies to our listed medical device products, which include the nCounter Dx Analysis System and Prosigna. The Budget Control Act of 2011, contained automatic spending cuts to the federal budget known as sequestration. As a result of sequestration, Medicare payments are reduced by 2% per year. For Prosigna, pricing changes can occur through the biannual adjustment to the CLFS; this resulted in a 10% reduction in the Medicare reimbursement price for Prosigna starting on January 1, 2018 and future 10% reductions in 2019 and 2020. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our customers use our technology to deliver to Medicare beneficiaries, and may indirectly reduce demand for our products.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of June 30, 2018, we owned or licensed 25 issued U.S. patents and approximately 32 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 270 pending and granted counterpart applications worldwide, including 111 country-specific validations of 12 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including our core digital molecular barcoding technology licensed from the Institute for Systems Biology, technology relating to Prosigna licensed from Bioclassifier, LLC, intellectual property relating to a gene signature for lymphoma subtyping from the National Institutes of Health for use in our collaboration with Celgene Corporation, and intellectual property relating to the tumor inflammation signature from Merck. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of those licenses.
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
Holders of approximately 3.4 million shares (including shares underlying outstanding warrants), or approximately 13%, of our outstanding shares as of June 30, 2018, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These registration rights expired July 1, 2018. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.
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
Our executive officers and directors together with their respective affiliates, own approximately 16% of our outstanding common stock as of June 30, 2018. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

NANOSTRING TECHNOLOGIES, INC.

Date:	August 8, 2018	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2018	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)