Form 10-Q
period 2018-09-30
NanoString Technologies Inc
filed 2018-11-08
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2018 there were 30,831,497 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$21,199	$26,136
Short-term investments	73,731	51,419
Accounts receivable, net	18,530	19,564
Inventory, net	15,018	20,057
Prepaid expenses and other	7,057	4,745
Total current assets	135,535	121,921
Restricted cash	—	143
Property and equipment, net	15,191	14,057
Other assets	636	641
Total assets	$151,362	$136,762
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,618	$4,092
Accrued liabilities	2,937	4,507
Accrued compensation and other employee benefits	9,122	8,634
Customer deposits	10,208	8,945
Deferred revenue, current portion	8,905	9,229
Deferred rent, current portion	617	512
Total current liabilities	37,407	35,919
Deferred revenue, net of current portion	3,594	3,304
Deferred rent and other long-term liabilities	8,143	8,499
Long-term debt, net of debt issuance costs	50,133	48,931
Total liabilities	99,277	96,653
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 30,769 and 25,421 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	422,282	353,308
Accumulated other comprehensive loss	(54)	(99)
Accumulated deficit	(370,146)	(313,102)
Total stockholders’ equity	52,085	40,109
Total liabilities and stockholders’ equity	$151,362	$136,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product and service	$21,453	$16,915	$59,882	$50,990
Collaboration	7,163	10,101	16,818	28,682
Total revenue	28,616	27,016	76,700	79,672
Costs and expenses:
Cost of product and service revenue	9,291	7,305	25,538	22,692
Research and development	16,651	11,374	45,068	33,213
Selling, general and administrative	17,810	18,380	57,897	54,590
Total costs and expenses	43,752	37,059	128,503	110,495
Loss from operations	(15,136)	(10,043)	(51,803)	(30,823)
Other income (expense):
Interest income	384	252	826	549
Interest expense	(1,631)	(1,556)	(4,798)	(4,585)
Other income (expense), net	(46)	(12)	(330)	185
Total other income (expense), net	(1,293)	(1,316)	(4,302)	(3,851)
Net loss before provision for income tax	(16,429)	(11,359)	(56,105)	(34,674)
Provision for income tax	(57)	(45)	(185)	(137)
Net loss	$(16,486)	$(11,404)	$(56,290)	$(34,811)
Net loss per share - basic and diluted	$(0.56)	$(0.45)	$(2.09)	$(1.50)
Weighted average shares used in computing basic and diluted net loss per share	29,366	25,240	26,882	23,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(16,486)	$(11,404)	$(56,290)	$(34,811)
Change in unrealized loss on short-term investments	12	25	45	29
Comprehensive loss	$(16,474)	$(11,379)	$(56,245)	$(34,782)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(56,290)	$(34,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,975	2,408
Stock-based compensation expense	8,683	8,201
Amortization of premium on short-term investments	373	113
Amortization of deferred financing costs	276	198
Conversion of accrued interest to long-term debt	1,130	1,097
Provision for bad debts	467	361
Provision for inventory obsolescence	629	—
Changes in operating assets and liabilities:
Accounts receivable	562	3,552
Inventory	3,468	(5,871)
Prepaid expenses and other assets	(2,355)	(2,412)
Accounts payable	1,261	(1,714)
Accrued liabilities	(1,388)	711
Accrued compensation and other employee benefits	532	(900)
Customer deposits	1,263	8,105
Deferred revenue	(789)	(19,608)
Deferred rent and other liabilities	(384)	1,266
Net cash used in operating activities	(39,587)	(39,304)
Investing activities
Purchases of property and equipment	(2,855)	(3,804)
Proceeds from sale of short-term investments	5,410	2,300
Proceeds from maturity of short-term investments	34,100	38,324
Purchases of short-term investments	(62,150)	(48,305)
Net cash used in investing activities	(25,495)	(11,485)
Financing activities
Repayment of lease financing obligations	—	(58)
Proceeds from sale of common stock, net	53,847	56,486
Proceeds from issuance of common stock warrants	2,266	175
Deferred financing costs	(63)	—
Tax withholdings related to net share settlements of restricted stock units	(197)	(309)
Proceeds from issuance of common stock for employee stock purchase plan	1,451	1,793
Proceeds from exercise of stock options	2,727	892
Net cash provided by financing activities	60,031	58,979
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,051)	8,190
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(29)	24
Cash and cash equivalents and restricted cash
Beginning of period	26,279	20,726
End of period	$21,199	$28,940

Reconciliation of cash and cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$21,199	$28,797
Restricted cash	—	143
Cash and cash equivalents and restricted cash at end of period	$21,199	$28,940
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
The Company has incurred losses to date and expects to incur additional losses for the foreseeable future. The Company continues to invest the majority of its resources in the development and growth of its business, including significant investments in new product development and sales and marketing efforts. The Company’s activities have been financed primarily through the sale of equity securities and incurrence of indebtedness, cash received by the Company pursuant to certain product development collaborations, and, to a lesser extent, through the incurrence of capital leases and other borrowings.
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
In July 2018, the Company completed an underwritten public offering of 4,600,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase 600,000 additional shares of common stock in August 2018, for total gross proceeds of $57.5 million. After underwriter’s commissions and other expenses of the offering, the Company’s aggregate net proceeds were approximately $53.8 million.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for unaudited condensed consolidated financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations as of and for the periods presented.
Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or for any other period.

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to current year presentation.
Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration expected to be received in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has transferred control of a product or service to the customer, meaning the customer has the ability to use and obtain the benefit of the product or service. The Company recognizes revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control.
The Company generates the majority of its revenue from the sale of products and services. The Company’s products consist of its proprietary nCounter Analysis Systems and related consumables. Services consist of instrument service contracts and service fees for assay processing.
Revenue from instruments, consumables and in vitro diagnostic kits is recognized generally upon shipment to the end customer, which is when title of the product has been transferred to the customer. Instrument revenue related to installation and calibration services is recognized when the customer has possession of the instrument and the services have been performed. Such services can also be provided by the Company’s distribution partners and other third parties. For instruments sold solely to run Prosigna assays, an initial training course must be provided by the Company prior to instrument revenue recognition.
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
Product and service revenues from sales to customers through distributors are recognized consistent with the policies and practices for direct sales to customers, as described above.
The Company enters into collaboration agreements that may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or other designated activities. The Company estimates the expected total cost of product development and other services under these arrangements and recognizes collaboration revenue using a contingency-adjusted proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash received, amounts contractually due, or the amounts of any product development or other contractual milestone payments when achievement of a milestone is deemed to be probable. Changes in estimates of total expected collaboration product development or other costs are accounted for prospectively as a change in estimate. From period to period, collaboration revenue can fluctuate substantially based on the achievement or probable achievement of product development or other milestones, or as estimates of total expected collaboration product development or other costs are changed or updated. The Company may recognize revenue from collaboration agreements that do not include upfront or milestone-based payments. Amounts due to collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense, based on the nature of the related activities.
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
In February 2016, FASB issued “ASU 2016-02, Leases – Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. In August 2018, FASB issued “ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows the cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the standard on January 1, 2019 and expects the adoption of the standard will result in the recognition of additional assets and liabilities in the consolidated balance sheet related to its existing operating lease commitments. The Company is continuing to assess the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In June 2016, FASB issued “ASU 2016-13, Financial Instruments: Credit Losses.” The standard requires disclosure regarding expected credit losses on financial instruments at each reporting date, and changes how other than temporary impairments on investments securities are recorded. The standard will become effective for the Company beginning January 1, 2020 with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In February 2018, FASB issued “ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new guidance permits companies to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Act”) on items within accumulated other comprehensive income to retained earnings. The standard will become effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In August 2018, FASB issued “ASU 2018-15, Intangibles — Goodwill and other — Internal-use software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will become effective for the Company beginning on January 1, 2020, with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
3. Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the new standard for revenue recognition provided in “ASU 2014-09, Revenue from Contracts with Customers” and has applied the modified retrospective transition method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a transition adjustment which reduced opening retained earnings by $0.8 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue standard. The Company's revenues for the three and nine months ended September 30, 2018 included the recognition of $0.2 million and $0.6 million, respectively, as a result of adopting the new revenue standard and satisfying certain performance obligations during the period.
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
Performance obligations
Performance obligations related to instrument sales are reviewed on a contract-by-contract basis, as individual contract terms may vary, and may include installation and calibration services. For instruments sold solely to run Prosigna assays, training to the customer is a required performance obligation prior to any revenue recognition related to the instrument sale. Performance obligations for the Company's consumable products are generally completed upon shipment to the customer.
Disaggregated Revenues
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$3,696	$1,149	$584	$5,429	$9,512	$4,189	$1,890	$15,591
Consumables	7,808	2,633	699	11,140	20,770	7,882	2,126	30,778
In vitro diagnostic kits	783	1,687	77	2,547	2,382	4,600	252	7,234
Total product revenue	12,287	5,469	1,360	19,116	32,664	16,671	4,268	53,603
Service revenue	1,582	641	114	2,337	4,383	1,589	307	6,279
Total product and service revenue	13,869	6,110	1,474	21,453	37,047	18,260	4,575	59,882
Collaboration revenue	7,163	—	—	7,163	16,818	—	—	16,818
Total revenues	$21,032	$6,110	$1,474	$28,616	$53,865	$18,260	$4,575	$76,700

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$1,760	$1,392	$1,292	$4,444	$7,603	$4,231	$3,115	$14,949
Consumables	6,146	2,283	591	9,020	18,265	6,481	2,060	26,806
In vitro diagnostic kits	705	869	115	1,689	1,883	2,890	190	4,963
Total product revenue	8,611	4,544	1,998	15,153	27,751	13,602	5,365	46,718
Service revenue	1,348	367	47	1,762	3,179	962	131	4,272
Total product and service revenue	9,959	4,911	2,045	16,915	30,930	14,564	5,496	50,990
Collaboration revenue	10,101	—	—	10,101	28,682	—	—	28,682
Total revenues	$20,060	$4,911	$2,045	$27,016	$59,612	$14,564	$5,496	$79,672
Contract balances and remaining performance obligations
Contract liabilities are included in the current and long-term portions of deferred revenue of $12.5 million as of both periods ending September 30, 2018 and December 31, 2017, and within customer deposits of $10.2 million and $8.9 million as of September 30, 2018 and December 31, 2017, respectively, on the condensed consolidated balance sheets. Total contract liabilities increased by $1.2 million for the nine months ended September 30, 2018 as a result of cash payments received of $23.5 million related to our collaborations and service contracts, partially offset by the recognition of previously deferred revenue of $22.5 million for the completion of certain performance obligations during the period. The Company did not record any contract assets as of September 30, 2018.
Unsatisfied or partially unsatisfied performance obligations related to collaboration agreements as of September 30, 2018 were $16.7 million and are expected to be completed over the period of each collaboration agreement, through June 2020. Performance obligations related to product and service contracts as of September 30, 2018 were $6.0 million and are expected to be completed over the term of the related contract, through April 2023.
Practical expedients
The Company generally recognizes expense related to the acquisition of contracts, such as sales commissions, at the time of revenue recognition, which is generally in the same period products are sold, and in the case of services, revenue is recognized as services are rendered or over the period of time covered by the service contract, which is typically 12-months from the sale. The Company has not established any contract assets or liabilities related to contract acquisition costs as of September 30, 2018. The Company records commission expenses within selling, general and administrative expenses.
Impact of new revenue standard
In accordance with the new revenue guidance, the disclosure of the impact of adoption of this new standard to our condensed consolidated statements of operations and balance sheets was as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in thousands, except per share amounts)	As Reported	Amounts under previous revenue standard	Effect of Change	As Reported	Amounts under previous revenue standard	Effect of Change
Revenue:
Product and service	$21,453	$21,272	$181	$59,882	$59,303	$579
Collaboration	7,163	7,163	—	16,818	16,818	—
Total revenue	28,616	28,435	181	76,700	76,121	579
Net loss	$(16,486)	$(16,667)	$181	$(56,290)	$(56,869)	$579
Net loss per share - basic and diluted	$(0.56)	$(0.57)	$0.01	$(2.09)	$(2.11)	$0.02

	September 30, 2018
(in thousands)	As Reported	Balances under previous revenue standard	Effect of Change
Liabilities:
Deferred revenue, current portion	$8,905	$8,730	$175
Stockholders' equity
Accumulated deficit	$(370,146)	$(369,971)	$(175)
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
The following shares underlying outstanding options, restricted stock units and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	5,302	5,443	5,496	5,337
Restricted stock units	1,194	260	1,135	260
Common stock warrants	551	270	460	311
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
The Company had one customer/collaborator, Lam Research Corporation (“Lam”) that individually represented 18% of total revenue during both the three and nine months ended September 30, 2018, respectively. During the three months ended September 30, 2017, the Company had one customer/collaborator, Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), that individually represented 34% of total revenue, respectively. During the nine months ended September 30, 2017, Merck, and Medivation, Inc. (“Medivation”) and Astellas Pharma Inc. (“Astellas”), represented 21% and 14% of total revenue, respectively. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of September 30, 2018 or December 31, 2017.
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

6. Short-term Investments
Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of September 30, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$48,971	$—	$(19)	$48,952
U.S. government-related debt securities	17,916	—	(34)	17,882
Asset-backed securities	6,898	—	(1)	6,897
Total available-for-sale securities	$73,785	$—	$(54)	$73,731

Type of securities as of December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$35,567	$—	$(53)	$35,514
U.S. government-related debt securities	15,951	—	(46)	15,905
Total available-for-sale securities	$51,518	$—	$(99)	$51,419

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	September 30, 2018	December 31, 2017
Maturing in one year or less	$73,731	$39,985
Maturing in one to three years	—	11,434
Total available-for-sale securities	$73,731	$51,419
The Company has the ability to sell its available-for-sale investments maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheets.
The following table summarizes investments that have been in a continuous unrealized loss position as of September 30, 2018 (in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$19,965	$(19)	$—	$—	$19,965	$(19)
U.S. government-related debt securities	17,883	(34)	—	—	17,883	(34)
Asset-backed securities	4,456	(1)	—	—	4,456	(1)
Total	$42,304	$(54)	$—	$—	$42,304	$(54)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of September 30, 2018 and December 31, 2017 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of September 30, 2018, there were no investments in its portfolio that were other-than-temporarily impaired.
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
The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of September 30, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$13,761	$—	$—	$13,761
Short-term investments:
Corporate debt securities	—	48,952	—	48,952
U.S. government-related debt securities	—	17,882	—	17,882
Asset-backed securities	—	6,897	—	6,897
Total	$13,761	$73,731	$—	$87,492

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$22,398	$—	$—	$22,398
Short-term investments:
Corporate debt securities	—	35,514	—	35,514
U.S. government-related debt securities	—	15,905	—	15,905
Total	$22,398	$51,419	$—	$73,817
8. Inventory
Inventory consisted of the following as of the date indicated (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$3,026	$5,743
Work in process	4,741	4,845
Finished goods	7,251	9,469
Total inventory	$15,018	$20,057
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
In October 2015, the Company amended the term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding deferred interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrued interest at 12.0% annually, payable quarterly, of which 3.0% could be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The Company has elected to exercise the option to defer payment of a portion of the interest and has recorded $5.4 million of deferred interest through September 30, 2018. In December 2015, the Company borrowed an additional $10.0 million under the terms of the amended agreement. In June 2016, the Company borrowed an additional $5.0 million. At December 31, 2016, the Company's option to borrow $15.0 million more under the amended term loan agreement expired. Total borrowings and deferred interest under the amended term loan agreement were $50.4 million and $49.3 million as of September 30, 2018 and December 31, 2017, respectively.
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
In January 2018, the Company entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable. The agreement matures in January 2021, at which time the outstanding principal will become due and payable. Interest on borrowings is payable monthly and accrues at a yearly rate equal to the greater of the prime rate, as reported in the Wall Street Journal, plus 0.50% or 4.75%. During an event of default amounts drawn accrue interest at a yearly rate equal to 8.75%. Obligations under the agreement are secured by the Company's cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. There were no borrowings under the secured revolving loan facility as of September 30, 2018.
The Company was in compliance with its financial covenants under the term loan agreement and the secured revolving loan facility as of September 30, 2018.
Long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Term loans payable	$50,446	$49,315
Unamortized debt issuance costs	(313)	(384)
Long-term debt, net of debt issuance costs	$50,133	$48,931
Scheduled future principal payments for outstanding debt were as follows at September 30, 2018 (in thousands):

Years Ending December 31,
Remainder of 2018	$—
2019	—
2020	—
2021	37,834
2022	12,612
$50,446

10. Collaboration Agreements
The Company evaluates the classification of payments within the statements of operations between the participants in each of its collaboration agreements at inception of the agreement based on the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement. The Company has determined that amounts to be received from collaborators in connection with the collaboration agreements entered into through September 30, 2018 are related to revenue generating activities.
The Company uses a contingency-adjusted proportional performance model to recognize revenue over the Company’s performance period for each collaboration agreement that includes up front, milestone-based or other contractual payments. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is a factor of and limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively in the period of the change.
The Company recognizes revenue from collaboration agreements that do not include up front, milestone-based or other contractual payments when earned, which is generally in the same period that related costs are incurred. Amounts due to collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense, based on the nature of the related activities.
Lam Research Corporation
In August 2017, the Company entered into a collaboration agreement with Lam Research Corporation (“Lam”) with respect to the development and commercialization of the Company's Hyb & Seq sequencing platform and related assays. Pursuant to the terms of the collaboration agreement, Lam will contribute up to an aggregate of $50.0 million, with amounts thereunder payable quarterly, to be applied to the research and development of the Company's Hyb & Seq platform, based on allowable development costs. Lam is eligible to receive certain single-digit percentage royalty payments from the Company on net sales of certain products and technologies developed under the collaboration agreement. The maximum amount of royalties payable to Lam will be capped at an amount up to three times the amount of development funding actually provided by Lam. The Company will retain exclusive rights to obtain regulatory approval, manufacture and commercialize the Hyb & Seq products. Lam will participate in research and product development through a joint steering committee. The Company will reimburse Lam for the cost of up to 10 full-time Lam employees each year in accordance with the product development plan.
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
During the three and nine months ended September 30, 2018, the Company recognized revenue related to the Lam agreement of $5.3 million and $13.4 million, respectively. During the three and nine months ended September 30, 2017, the Company recognized revenue of $0.9 million. The Company received development funding of $7.0 million and $18.4 million related to the Lam collaboration for the three and nine months ended September 30, 2018, respectively, and $9.2 million for the three and nine months ended September 30, 2017. At September 30, 2018, the Company had recorded $2.0 million of deferred revenue related to the Lam collaboration, of which $1.2 million is estimated to be recognizable as revenue within one year. In addition, $9.6 million is included in customer deposits in the condensed consolidated balance sheet as of September 30, 2018 representing amounts received in advance. The Company incurred costs of $0.1 million and $0.2 million during the three and nine months ended September 30, 2018 related to services provided by Lam employees under the terms of the agreement. As of September 30, 2018, Lam had not exercised any warrants.
Celgene Corporation
In March 2014, the Company entered into a collaboration agreement with Celgene Corporation (“Celgene”) to develop, seek regulatory approval for, and commercialize a companion diagnostic using the nCounter Analysis System to identify a subset of patients with Diffuse Large B-Cell Lymphoma. In February 2018, the Company and Celgene entered into an amendment to their collaboration agreement in which Celgene agreed to provide the Company additional funding for work intended to enable a subtype and prognostic indication for the test being developed under the agreement for Celgene’s drug REVLIMID. In addition, the amendment provides an additional milestone payment to the Company payable upon achievement of certain regulatory activities and timelines. In connection with this amendment, the Company agreed to remove the right to receive payments from Celgene in the event commercial sales of the companion diagnostic test do not exceed certain pre-

specified minimum annual revenues during the first three years following regulatory approval. In addition, the amendment allows Celgene, at its election, to use trial samples with additional technologies for companion diagnostics.
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
During the three and nine months ended September 30, 2018, the Company recognized revenue related to the Celgene agreement of $1.6 million and $1.4 million, respectively. During the three months ended September 30, 2017, the Company recognized a $0.1 million reduction of cumulative revenue under the agreement, primarily as a result of increased estimated future regulatory costs. For the nine months ended September 30, 2017, the Company recognized revenue of $0.5 million. At September 30, 2018, the Company had recorded $4.8 million of deferred revenue related to the Celgene collaboration, of which $3.9 million is estimated to be recognizable as revenue within one year.
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
During the three and nine months ended September 30, 2018, the Company recognized revenue related to the Merck agreement of $0.2 million and $1.6 million, respectively. During the three and nine months ended September 30, 2017, the Company recognized revenue of $8.8 million and $15.4 million, respectively. The Company received development funding of $0.1 million and $1.0 million for the three and nine months ended September 30, 2018, respectively, and $2.3 million and $5.6 million for the three and nine months ended September 30, 2017, respectively. At September 30, 2018, there is no remaining deferred revenue related to the Merck collaboration.
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
The following table of total revenue is based on the geographic location of distributors or end users who purchase products and services and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. For collaboration agreements, revenues are derived from partners located primarily in the United States. Americas consists of the United States, Canada, Mexico and South America; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia, India and Australia. Revenue by geography was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Americas	$21,032	$20,060	$53,865	$59,612
Europe & Middle East	6,110	4,911	18,260	14,564
Asia Pacific	1,474	2,045	4,575	5,496
Total revenue	$28,616	$27,016	$76,700	$79,672
Total revenue in the United States was $20.4 million and $19.7 million for the three months ended September 30, 2018 and 2017, respectively, and $51.2 million and $58.3 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.
13. Subsequent Event
In October 2018, the Company entered into an amended and restated loan agreement with CRG Servicing LLC and related lending parties under which the new lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $100.0 million, excluding any additional borrowings attributable to the Company's exercise of the option to defer payment on a portion of the interest that would accrue as additional borrowings under the agreement. The amended term loan is due and payable on September 30, 2024. At closing, the Company received net proceeds of approximately $7.8 million, pursuant to borrowings of $60.0 million under the new facility, net of repayment of the Company's existing term loan facility to its original lenders of $50.4 million, and transaction-related fees and expenses. Of the $40.0 million in additional borrowing capacity, the Company has the option to borrow $20.0 million until June 30, 2019 and an additional $20.0 million until March 30, 2020, subject to the achievement of certain product and service revenue thresholds prior to December 31, 2019. The amended and restated loan agreement contains liquidity and minimum annual revenue requirements, as well as conditions customary to borrowings, events of default and negative covenants.
Interest on the term loan of 10.5% is payable quarterly, of which 3% may be deferred during the six year term at the Company's option and repaid at maturity together with the principal. The Company paid an upfront fee of 0.5% of the aggregate principal amount of the initial borrowing under the facility, and will pay a fee equal to 2% of the total amount borrowed under the term loan agreement at the time the principal is repaid.
                In connection with the new facility, warrants to purchase an aggregate of 341,578 shares of common stock with an exercise price per share of $21.12 were issued to the lenders, and, in the event additional amounts are drawn under the new facility, additional warrants will be issued on each subsequent draw date for 0.3% of the fully-diluted shares then outstanding. The exercise price for additional warrants will be set at a 25% premium to the average closing trading price for the 30-day trading period as of the date immediately before the applicable draw date.

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

•	our ability to successfully launch and commercialize our Digital Spatial Profiling and Hyb & Seq platforms;

•	the success, costs and timing of implementation of our business model, strategic plans for our business and future product development plans;

•	the regulatory regime and our ability to secure regulatory clearance or approval or reimbursement for the clinical use of our products, domestically and internationally;

•	our ability to realize the potential payments set forth in our collaboration agreements;

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

Overview
We develop, manufacture and sell robust, intuitive products that unlock scientifically valuable and clinically actionable biologic information from minute amounts of tissue. Our nCounter Analysis System directly profiles hundreds of molecules simultaneously using a novel optical barcoding technology that is powerful enough for use in research, yet simple enough for use in clinical laboratories worldwide. We market systems and related consumables to researchers in academic, government and biopharmaceutical laboratories for use in understanding fundamental biology and the molecular basis of disease, and to clinical laboratories and medical centers for diagnostic use. As of September 30, 2018, we had an installed base of approximately 695 nCounter systems, which our customers have used to publish more than 2,000 peer-reviewed papers. As researchers using our systems discover new biologic insights to improve clinical decision-making, these discoveries may be translated and validated as diagnostic tests. For example, our first molecular diagnostic product is the Prosigna Breast Cancer Assay, which provides an assessment of a patient’s risk of recurrence for breast cancer. In addition, we collaborate with biopharmaceutical companies to develop companion diagnostics that may be used to identify which patients are most likely to respond to a particular therapeutic treatment.
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
The first new platform, which we have recently branded as GeoMx, is our Digital Spatial Profiling technology, or DSP, which is designed to allow researchers to address important questions regarding how protein and gene expression vary spatially in different selected regions of interest across the landscape of a heterogeneous tissue biopsy. Our GeoMx DSP instruments, which are currently in a beta design phase, are expected to image slide-mounted tissue biopsies, allow selection of regions of interest for analysis by the researcher, and automate the preparation of samples from selected regions of interest for molecular profiling, using either an nCounter system or next generation gene sequencer. The Company's GeoMx DSP technology is expected to offer a number of advantages when compared with traditional technologies, including the ability to profile a larger number of different genes or proteins in each selected region of interest, more flexibility on the selection of regions, and the processing of a larger number of samples per day.
Early access sales of GeoMx DSP instruments and consumables commenced during the third quarter of 2018, whereby we offered a limited number of pre-launch, or beta, GeoMx DSP instruments to selected customers. We also recently announced the GeoMx Priority Site, or GPS, program. The GPS Program provides customers the opportunity to be among the first to receive a GeoMx DSP instrument following its expected commercial launch, as well as advanced service and support. Inclusion in the GPS Program will also provide researchers the opportunity to begin generating data on samples through our DSP Technology Access Program, whereby we offer DSP analysis as a service for researchers who elect to send samples to our Seattle facility during the period prior to commercial launch. GPS status will be limited to the first 20 participants who purchase the commercial system. The full commercial launch of GeoMx DSP instruments and consumables is expected to commence during the first half of 2019.
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
Our product and service revenue increased to $59.9 million for the nine months ended September 30, 2018, compared to $51.0 million for the first nine months of 2017. Our collaboration revenue decreased to $16.8 million for the nine months ended September 30, 2018, compared to $28.7 million for the first nine months of 2017. Historically, we have generated a majority of our revenue from sales to customers in North America; however, we expect sales in other regions to increase over time. We have never been profitable and had net losses of $56.3 million and $34.8 million for the nine months ended September 30, 2018 and 2017, respectively, and as of September 30, 2018 our accumulated deficit was $370.1 million.
Results of Operations
Revenue
Our product revenue consists of sales of our nCounter Analysis Systems and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with service contracts and conducting proof-of-principle studies, including programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis Systems and purchase related consumables. Collaboration revenue is derived primarily from our collaborations with Lam and Celgene and, historically, from our terminated collaborations with Merck, Medivation and Astellas.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Americas	$21,032	$20,060	5%	$53,865	$59,612	(10)%
Europe & Middle East	6,110	4,911	24%	18,260	14,564	25%
Asia Pacific	1,474	2,045	(28)%	4,575	5,496	(17)%
Total revenue	$28,616	$27,016	6%	$76,700	$79,672	(4)%
The following table reflects the breakdown of revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Product revenue:
Instruments	$5,429	$4,444	22%	$15,591	$14,949	4%
Consumables	11,140	9,020	24%	30,778	26,806	15%
In vitro diagnostic kits	2,547	1,689	51%	7,234	4,963	46%
Total product revenue	19,116	15,153	26%	53,603	46,718	15%
Service revenue	2,337	1,762	33%	6,279	4,272	47%
Total product and service revenue	21,453	16,915	27%	59,882	50,990	17%
Collaboration revenue	7,163	10,101	(29)%	16,818	28,682	(41)%
Total revenue	$28,616	$27,016	6%	$76,700	$79,672	(4)%
Instrument revenue during the three and nine months ended September 30, 2018 increased as compared to the same periods in 2017, due primarily to an increase in the number of instruments sold. The magnitude of the instrument revenue increase was partially offset by a shift in sales mix towards our SPRINT instruments, which generally have lower average selling prices than our FLEX and MAX instruments. Consumables revenue increased for the three and nine months ended September 30, 2018, primarily as a result of our growing installed base of nCounter Analysis Systems, as well as growth in sales of our standardized panel consumable products. In vitro diagnostic kit revenue represents sales of Prosigna assays, which increased for the three and nine months ended September 30, 2018 as more testing providers commenced providing services and testing volumes increased, most significantly in territories outside of the United States. The increase in service revenue was primarily related to an increase in the number of installed instruments covered by service contracts, and also increases in revenue generated from technology access fees, particularly fees related to services offered pursuant to our GeoMx DSP Technology Access Program. Our product and service revenue may continue to increase in future periods as a result of our increased investments in sales and marketing activities, the growth in sales of our consumable products as driven by our increasing installed base of nCounter instruments, the introduction of new nCounter consumable products, the continued sale of additional nCounter instruments and the potential commercial launch of new product platforms such as GeoMx DSP and our Hyb & Seq product candidates.
Collaboration revenue decreased for the three and nine months ended September 30, 2018 as compared to the same periods in 2017, due primarily to the termination of our collaboration with Medivation and Astellas in 2017. The termination resulted in the recognition of deferred collaboration revenue of $11.5 million for the nine months ended September 30, 2017, which represented all of the remaining deferred revenue relating to the terminated collaboration. In addition, the scope of our collaboration with Merck changed during the fourth quarter of 2017, resulting in a further reduction of collaboration revenue in 2018 as compared to the same period in 2017. These decreases were partially offset by collaboration revenue generated from our agreements with Lam and Celgene. Our collaboration agreement with Lam was entered into during the third quarter of 2017 and represented $5.3 million and $13.4 million of collaboration revenue for the three and nine months ended September 30, 2018, respectively. Collaboration revenue related to our agreement with Lam was $0.9 million for the three and nine months ended September 30, 2017.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(Dollars in thousands)			(Dollars in thousands)
Cost of product and service revenue	$9,291	$7,305	27%	$25,538	$22,692	13%
Product and service gross profit	$12,162	$9,610	27%	$34,344	$28,298	21%
Product and service gross margin	57%	57%		57%	55%
For the three and nine months ended September 30, 2018, cost of product and service revenue increased as compared to the same periods in 2017, due to higher volumes of instruments and consumables sold, including our Prosigna in vitro diagnostic kits, as well as increased volume of service contracts associated with our growing install base of nCounter instruments. Our gross margin on product and service revenue for the nine months ended September 30, 2018 increased compared to the same period in 2017 primarily as a result of increased consumable revenue as a percentage of our overall sales mix, including sales of our Prosigna in vitro diagnostic kits, which generally have higher gross margins than our instrument placements, as well increasing sales of our panel products as a percentage of our life sciences consumables revenue. The favorable mix shift towards consumables comprising a higher percentage of our total product and service revenues was partially offset by an increase in the number of lower margin SPRINT instrument sales, and modestly lower average selling prices realized across all instrument sales, as compared to the same periods during 2017. In addition, our gross margin during the three months ended September 30, 2018 was also impacted by increases in outside consulting and other costs relating to quality assurance and system requirements for diagnostic products related manufacturing.
We expect our cost of product and service revenue to increase in future periods, primarily due to our expected growth in product and service revenue. We expect our gross margin on product and service revenue may fluctuate in future periods, depending upon our mix of instrument sales, from which we typically record lower gross margins, as compared to our sales of consumable products or services, the impact of the launch, and any sales achieved, of our new product platforms such as our GeoMx or Hyb & Seq product platforms, which during any initial launch may impact our mix of instruments sold as compared to consumables, and potential expenses we may incur for regulatory compliance, quality assurance or related to the expansion of our manufacturing capacity. Costs related to collaboration revenue are included in research and development expense.
Research and Development Expense
Research and development expenses consist primarily of salaries and benefits, occupancy, laboratory supplies, engineering services, consulting fees, costs associated with licensing molecular diagnostics rights and clinical study expenses to support the regulatory approval or clearance of diagnostic products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products and applications. We believe that our continued investment in research and development is essential to our long-term competitive position and expect these expenses to continue to increase in future periods. In particular, following our entry into the Lam collaboration in August 2017, which provides up to $50.0 million of funding for our Hyb & Seq program, we have experienced a significant increase in related research and development expenses.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Platform technology	$7,670	$3,795	102%	$19,878	$10,860	83%
Manufacturing process development	1,035	800	29%	3,313	2,239	48%
Life sciences products and applications	2,643	2,091	26%	7,792	5,832	34%
Diagnostic product development	2,516	1,704	48%	5,861	5,448	8%
Clinical, regulatory and medical affairs	1,322	1,740	(24)%	4,065	5,021	(19)%
Facility allocation	1,465	1,244	18%	4,159	3,813	9%
Total research and development expense	$16,651	$11,374	46%	$45,068	$33,213	36%
The increase in research and development expense for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 is primarily attributable to an increase in staffing and personnel-related costs of $1.4 million and $4.5 million, respectively, increased supply costs associated with development of our GeoMx DSP and Hyb & Seq technologies of $1.8 million and $3.8 million, respectively, and higher professional fees of $1.8 million and $2.7 million, respectively.
We expect that research and development costs may continue to increase in future periods in support of remaining development activities relating to our GeoMx DSP and Hyb & Seq platforms. As an offset to the expected expenses relating to Hyb & Seq, Lam has committed to provide up to $50.0 million in funding.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal and general management functions, as well as professional fees for legal, consulting and accounting services. In the first half of 2017, we made significant additions to our sales force, including the addition of new roles which are focused on sales of consumables to our existing instrument base. These changes have enabled our existing sales representatives to focus on instrument sales and support the growth of our installed instrument base. Legal, accounting and compliance costs have increased as a result of our being a public company, and we expect them to continue to increase as our business grows.
Selling, general and administrative expense was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$17,810	$18,380	(3)%	$57,897	$54,590	6%

The increase in selling, general and administrative expense for the nine month period ended September 30, 2018 as compared to the same period in 2017 was primarily attributable to increases in staffing and personnel-related costs of $2.3 million to support our sales, marketing and administrative functions, as well as an increase in professional fees of $0.8 million related to legal, consulting and other costs associated with activities and implementation of certain processes relating to our compliance with the Sarbanes Oxley Act. These increases were partially offset by lower sales and marketing costs of $0.7 million related to fewer promotional events and other external activities. For the three month period ended September 30, 2018, selling, general and administrative expenses modestly decreased as compared to the same period in 2017, primarily as a result of lower audit and professional fees and lower marketing expenses due to the timing of certain activities.
We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows to support the expected growth in our existing lines of business, as well as to support the introduction of new products and product platforms, including our new GeoMx DSP and Hyb & Seq product platforms.
Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Interest income	$384	$252	52%	$826	$549	50%
Interest expense	(1,631)	(1,556)	5%	(4,798)	(4,585)	5%
Other income (expense), net	(46)	(12)	283%	(330)	185	(278)%
Total other income (expense), net	$(1,293)	$(1,316)	(2)%	$(4,302)	$(3,851)	12%
For the three and nine months ended September 30, 2018, other income (expense), net includes the impact of realized and unrealized losses on foreign currency associated primarily with customer receivables denominated in Euro and British Pounds, both of which generally weakened relative to the U.S. Dollar during these periods. Interest expense increased for the three and nine months ended September 30, 2018 due primarily to increases in our long-term debt borrowings associated with non-cash interest accrued in prior periods. The average balance of long-term debt outstanding for the nine months ended September 30, 2018 and 2017 was $49.9 million and $48.5 million, respectively. Both the realized and unrealized losses on foreign currency and the increases in interest expense were partially offset by increased interest income during the three and nine month periods ended September 30, 2018 resulting from higher average cash and investment balances on hand during these periods as compared to the same periods in 2017.
Liquidity and Capital Resources
As of September 30, 2018, we had cash, cash equivalents and short-term investments totaling $94.9 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance of our products and the level of sales of our existing products and new product candidates; the nature and timing of any additional collaborations or partnerships we may establish; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. Our cash used in operations for the nine months ended September 30, 2018 was $39.6 million after taking into consideration $19.7 million in cash receipts from our collaboration agreements. The timing and amount of such collaboration agreement receipts in the future are uncertain and therefore we may be required to secure additional amounts of cash to fund our planned operations.
Equity Financings
In July 2018, we completed an underwritten public offering of 4,600,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase 600,000 additional shares of common stock in August 2018, for total gross proceeds of $57.5 million. After underwriter’s commissions and other expenses of the offering, our aggregate net proceeds were approximately $53.8 million.
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
Debt Instruments
On October 12, 2018, we entered into an Amended and Restated Term Loan Agreement, or the Loan Agreement, with CRG Partners III L.P., CRG Partners III-Parallel Fund “A” L.P., CRG Partners III Parallel Fund “B” (Cayman) L.P., CRG Partners III (Cayman) LEV AIV L.P. and CRG Partners III (Cayman) UNLEV AIV I L.P., each a Lender and collectively, the Lenders, and CRG Servicing LLC, as administrative agent and collateral agent for the Lenders, or the Agent, pursuant to which the Lenders agreed to extend term loans to us in an aggregate principal amount of up to $100.0 million, excluding any additional borrowings attributable to our exercise of the option to defer payment of a portion of the interest that would accrue on the borrowings under the Loan Agreement (such additional borrowings are referred to as the PIK Loans).
Borrowings under the Loan Agreement will consist of up to three separate term loans. The initial term loan was made available on the date of the Loan Agreement and is in the principal amount of $60.0 million, with a maturity date of September 30, 2024, or the Maturity Date. A second term loan in the principal amount of up to $20.0 million will be available at any time on or prior to June 30, 2019, at our election. On or prior to March 30, 2020, we may borrow one final additional term loan in the principal amount of up to $20.0 million, at our election, subject to the satisfaction of certain borrowing conditions, including our achievement, on or before December 31, 2019, of a revenue milestone during the 12-month period prior to such measurement date. On the dates that each of the term loans is incurred, we will pay to the Lenders a fee equal to 0.50% of the principal amount of such term loan.
The term loans shall accrue interest at a fixed rate of 10.50% per year, payable quarterly on March 31, June 30, September 30 and December 31 of each year, each referred to as a Payment Date, with the first interest payment on the initial term loan due December 31, 2018. No principal payments will be due during an interest-only period, commencing on the initial borrowing date and continuing through September 30, 2024. We are obligated to repay the Lenders the outstanding principal amounts under the term loans on the Maturity Date. For any quarterly interest payment through September 30, 2024, we may elect to pay interest in cash on the outstanding principal amounts under the term loans at a fixed rate of 7.50% per year, with the remaining 3.00% of the 10.50% interest compounded and added to the aggregate principal amounts of the term loans as PIK Loans.
We may prepay the outstanding principal amount of the term loans at any time in whole or in part, plus accrued and unpaid interest and a prepayment premium. The prepayment premium will be assessed on the aggregate principal amount repaid and will equal (i) 4.00%, if the prepayment is made on or prior to the fourth Payment Date and (ii) 3.00%, if the prepayment is made after the fourth Payment Date and on or prior to the eighth Payment Date. After the eighth Payment Date there is no prepayment premium. In case of an optional partial prepayment or mandatory prepayment of the term loans, a backend facility fee of 2% of the aggregate principal amount of the Term Loans prepaid is payable.
On the Maturity Date or on the date the term loans become due and payable for any other reason (other than an optional or mandatory prepayment), a back-end facility fee of 2% of the aggregate principal amount of the maximum amount of the term loans (including PIK Loans) advanced or deemed advanced under the Loan Agreement is payable. The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to customary exceptions for a term loan facility of this size and type. The Loan Agreement also includes financial covenants requiring us to maintain liquidity (as defined in the Loan Agreement) that exceeds the greater of $2.0 million and any minimum cash balances we are required to maintain pursuant to any priority debt arrangements with other lenders permitted under the terms of the Loan Agreement. We must also satisfy certain minimum annual revenue requirements. As security for its obligations under the Loan Agreement, we granted the Lenders a lien on substantially all of our assets.
In connection with the Loan Agreement, we will issue warrants to the Lenders on each applicable draw date of the term loans. The number of shares underlying the warrants will be equal to (1) the number of outstanding shares of our common stock (calculated on a fully-diluted basis, assuming conversion of any convertible securities and exercise of any warrants and other options to acquire common or convertible stock) on the applicable draw date (inclusive of the shares underlying the warrant issuable on such date) multiplied by (2)(a) in the case of the draw date of the initial term loan, 0.9%, (b) in the case of the draw date for the second term loan, 0.3% and (c) in the case of the draw date for the final additional third term loan, 0.3%; provided, however, that in no event will the aggregate number of shares of our common stock issuable pursuant to the warrants issued on the three draw dates, exceed 19.99% of our common stock outstanding immediately prior to the issuance of the initial term loan warrants. The exercise price of the warrants is equal to (1) 1.25 multiplied by (2) the fair market value of a share of our common stock (calculated as the average of the closing price of a share of our common stock reported for the 30 consecutive trading days ending on the date immediately before the applicable draw date). Each warrant will be immediately exercisable once issued and will expire on the seventh anniversary of the issuance date. On October 12, 2018, the initial term loan warrants were issued to the Lenders for an aggregate of 341,578 shares with an exercise price per share of $21.12.
The proceeds of the initial term loan borrowed under the Loan Agreement will be used to repay the outstanding balance under our existing Term Loan Agreement, dated as of April 1, 2014, as amended prior to the date hereof, by and among us, the Agent, the subsidiary guarantors from time to time party thereto and the lenders from time to time party thereto, including a related end-of-term payment and make-whole premium. After such repayment and payment of fees and expenses related to the Loan Agreement, net proceeds were $7.8 million which will be used for working capital and general corporate purposes.
In January 2018, we, entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of our eligible accounts receivable. The agreement matures in January 2021, at which time any outstanding principal will become due and payable. Interest on borrowings is payable monthly and any outstanding borrowings under the facility accrue interest at a yearly rate equal to the greater of the prime rate, as reported in the Wall Street Journal, plus 0.50% or 4.75%. During an event of default, amounts drawn accrue interest at a yearly rate equal to 8.75%. Our obligations under the agreement are secured by our cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement, discussed below. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. As of the date of this report, there have been no borrowings under the secured revolving loan facility. We were in compliance with our covenants as of September 30, 2018.
In April 2014, we entered into a term loan agreement under which up to $45.0 million could be borrowed, including an option to defer payment of a portion of the interest that would accrue on the borrowing under the term loan agreement. In October 2015, we amended our term loan agreement to, among other provisions, increase the maximum borrowing capacity to $60.0 million (excluding accrued interest), reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the amended agreement, borrowings accrued interest at 12.0% annually, payable quarterly, of which 3.0% could be deferred during the first six years of the term at our option and paid together with the principal at maturity. We have elected to exercise the option to defer a portion of the interest and we have recorded $5.4 million of deferred interest through September 30, 2018. As of September 30, 2018, total borrowings under our amended term loan agreement were $50.4 million, which were repaid in October 2018 with the proceeds of the Loan Agreement.
The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The term loan agreement also includes a $2.0 million minimum liquidity covenant and revenue-based financial covenants. We were in compliance with our covenants as of September 30, 2018.

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
Our operating cash requirements may increase in the future as we (1) invest in the research and development of new product platforms including GeoMx DSP and Hyb & Seq, (2) increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems and continue to promote consumable usage, including Prosigna, and (3) develop new applications, chemistry and instruments for our nCounter platform. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases, nor can we be certain that we will be successful in continuing to generate cash from new partnerships or collaborations to help fund our operations. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(39,587)	$(39,304)
Cash used in investing activities	(25,495)	(11,485)
Cash provided by financing activities	60,031	58,979
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
For the nine months ended September 30, 2018, net cash used in operating activities consisted of our net loss of $56.3 million which was offset by $14.5 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, and provisions for bad debts and inventory, as well as $2.2 million of net decreases in our operating assets and liabilities.
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
Investing Cash Flows
Our most significant investing activities for the nine months ended September 30, 2018 and 2017 were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
During the nine month periods ended September 30, 2018 and 2017, we purchased property and equipment totaling $2.9 million and $3.8 million, respectively, which we believe will be required to support the growth and expansion of our operations.

Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and debt borrowings.
Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of net proceeds of $53.8 million from the underwritten public offering, $2.7 million of proceeds from the exercise of stock options, $2.3 million of proceeds from the issuance of common stock warrants, and $1.5 million associated with our Employee Stock Purchase Plan. These proceeds were partially offset by tax payments of $0.2 million related to the net share settlements of restricted stock units.
Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of net proceeds of $56.5 million from the underwritten public offering, $1.8 million from proceeds associated with our Employee Stock Purchase Plan, and $0.9 million of proceeds from the exercise of stock options.
Contractual Obligations and Commitments
Our future significant contractual obligations as of December 31, 2017 were reported in our Annual Report on Form 10-K, filed with the SEC on March 7, 2018.
As of September 30, 2018, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.
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
There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the nine months ended September 30, 2018 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 7, 2018.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on October 1, 2018 and sustained throughout the period ended September 30, 2019, would not be material.
As of September 30, 2018, the principal outstanding under our term borrowings was $50.4 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.
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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $56.3 million and $34.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $370.1 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
We have experienced significant revenue growth in recent periods and we may not achieve similar growth rates in the future. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, commercialization of our GeoMx Digital Spatial Profiling, or DSP, is a key element of our growth strategy and will require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for our products or manage our anticipated expenses accordingly, our operating results will be harmed.
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
We also plan to develop and introduce new products which would be sold primarily to new customer types, such as our GeoMx Digital Spatial Profiling, or DSP, instrument for use in pathology labs and a sequencer based on our Hyb & Seq chemistry targeted for use by hospitals and oncology clinics. Attracting new customers and introducing new applications and products requires substantial time and expense. Any failure to expand our existing customer base, or launch new applications and products, would adversely affect our ability to improve our operating results.
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
We have established distribution agreements for our nCounter Analysis Systems and related consumable products in many countries where we do not sell directly. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth.
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
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, or convertible debt, our stockholders may experience dilution. For example, in January 2018, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. In July 2018 and August 2018, we sold an aggregate of 4,600,000 shares of common stock in an underwritten public offering for net proceeds of $53.8 million. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. We have in the past pursued these types of transactions, and may in the future pursue similar transactions or other strategic transactions, on our own or with other advisors, that may impact our business and prospects and the value of our common stock. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
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
Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future products and systems. Existing markets for our products, including gene expression analysis, gene fusions and copy number variation, as well as new markets, such as protein expression and gene mutations, and potential markets for our research and diagnostic product candidates, are characterized by rapid technological change and innovation. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. It is critical to our success that we anticipate changes in technology and customer requirements and successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. For example, we previously announced that we intend to make GeoMx DSP, which enables the precise quantification of protein and gene expression spatially for regions of interest in a tissue sample, available on an early access basis in late 2018. In addition, we have been developing a unique amplification-free Hyb & Seq chemistry that is intended to provide both short and long read capability simultaneously, as well as the ability to sequence both DNA and RNA in parallel. If we do not successfully innovate and introduce new technology into our product lines, our business and operating results will be adversely impacted.
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
The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in September 2015, we launched our first 3D Biology application, a new product that allows users to simultaneously measure gene and protein expression from a single sample. In 2016 and 2017, we launched additional 3D Biology panels, including our first for the measurement of DNA mutations and in 2017 we launched our 360 panels for use in breast cancer, immuno-oncology and hematology. This year, we intend to expand beyond oncology and launch panels in neuroscience and immune-related diseases. We recently launched our GeoMx DSP product on an early access basis, which will target the pathology market, a market we have not previously targeted.
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
We rely on Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station, Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer and GeoMx DSP, Paramit Corporation of Morgan Hill, California, to build our new nCounter SPRINT Profiler and IDEX Corporation of Lake Forest, Illinois to build the fluidics cartridge, a key component of our nCounter SPRINT Profiler. Each of these contract manufacturers are sole suppliers. Since our contracts with these instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.
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
For the nine months ended September 30, 2018 and 2017, approximately 39% and 40%, respectively, of our product and service revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
Reductions in the reimbursement rate of third-party payors have also occurred and may occur in the future. For example, in September 2017, CMS published its preliminary determinations of pricing for CDLTs to take effect on January 1, 2018. CMS issued a proposed payment determination that would reduce Medicare reimbursement of Prosigna to our customers from the current rate of $3,443 per test to $508 per test. CMS used a pricing methodology called “crosswalking” pursuant to which a new test such as Prosigna is determined to be similar to an existing test and is assigned the same fee schedule amount as the existing test. CMS recommended crosswalking Prosigna to a colorectal screening test, which has the lowest priced code for advanced diagnostic tests on the fee schedule, despite a recommendation from an advisory panel that it be crosswalked to a different code (0008M). We successfully advocated to CMS to crosswalk Prosigna to the 0008M code category and to restore its current reimbursement level. However, as part of its market-based pricing determinations for 2018 required by PAMA, CMS calculated the weighted median of commercial payments for laboratory tests. For Prosigna, only one commercial payment rate from a single commercial laboratory was reported which was lower than the current reimbursement price. CMS used that single payment amount as the weighted median which triggered an automatic 10% reduction in Prosigna's Medicare reimbursement rate of $3,443 to $3,099, effective January 1, 2018. There will be subsequent 10% reductions in the Medicare reimbursement rate for Prosigna for each of the calendar years 2019 and 2020. Reductions in the prices at which testing services based on our technology are reimbursed could have a negative impact on our revenue.
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
A clinical laboratory can use our custom-manufactured reagents to create what is called a Laboratory Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests. Historically, LDTs generally have not been subject to FDA regulations. In October 2014, the FDA issued draft guidance documents proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could decrease demand for our reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. While FDA announced in November 2016 that it did not intend to seek finalization of the draft LDT guidance in the near term, FDA could alter its position or Congress could enact legislation that could result in FDA regulation of some LDTs. To date, draft legislative proposals have been discussed, but no legislation has been introduced. If FDA changed its policy or legislation were enacted, it could adversely affect demand for these specialized reagents or our instruments.
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
We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, and we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in the European Union. We do not have regulatory clearance or approval to market in any additional markets, other than Switzerland, Israel, Canada, Turkey, New Zealand, Hong Kong, Australia, Thailand, Argentina, Singapore, and Mexico, or to promote Prosigna in the United States for additional indications. Other than with respect to Prosigna in such jurisdictions, we are limited to marketing our products for research use only, which means that we cannot make diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions and, potentially, for other indications. In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining any regulatory authorizations needed to use the companion diagnostic tests in clinical trials as well as the regulatory approvals to sell the companion diagnostic tests following completion of such trials. For example, we are currently working on submission of a PMA for Lymphmark, a companion diagnostic assay for Revlimid that we have developed in collaboration for Celgene. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of such approvals.
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
Before we begin to label and market our products for use as clinical diagnostics in the United States, unless an exemption applies we are required to obtain prior 510(k) clearance, de novo authorization or pre-market approval (PMA), from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. In addition, we are currently collaborating with Celgene on a companion diagnostic test for their drug REVLIMID. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), FDA expects that companion diagnostics usually will require a PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, i.e., diagnostics that are beneficial for therapeutic product development or clinical decision making but that do not meet the definition of an IVD companion diagnostic. If we developed a diagnostic device to be used in conjunction with a pharmaceutical product that was then cleared or approved but not as a companion diagnostic for the therapeutic product, this may result in potentially reduced revenue for the test as the labeling of the drug may not reference the need for the diagnostic test.
Any 510(k) clearance, de novo authorization or PMA approval we obtain for any future product would place substantial restrictions on how our device is marketed or sold. The FDA will continue to place considerable restrictions on our products, including, but not limited to, the obligation to comply with the Quality System Regulation, or QSR, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years from submission, and generally requires detailed and comprehensive scientific and clinical data, as well as compliance with FDA regulations. In addition, we have limited experience in obtaining PMA approval from the FDA and are therefore supplementing our operational capabilities to manage the more complex processes needed to obtain and maintain PMAs. Notwithstanding the expense, these efforts may never result in FDA approval, de novo authorizations, or 510(k) clearance. Even if we were to obtain regulatory approval, authorization or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.
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
We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including additional indications. Accordingly, we expect to rely on third parties, such as medical institutions, clinical investigators, consultants, and our pharmaceutical collaborators to conduct such studies. For example, we contract with clinical laboratories to perform the companion diagnostic tests we have developed that are used in the clinical trials run by pharmaceutical companies pursuant to our companion diagnostic collaborations. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or the study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to ensure compliance with various procedures required under good clinical practices and regulatory requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, the studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products. In addition, under our contracts with our pharmaceutical collaborators, we potentially could be held liable for the failure of our third party subcontractors to perform their contractual obligations.
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
Certain of our products are regulated as medical devices, including Prosigna and the nCounter Dx Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, as well as regulation by the FDA and other national health authorities. These may include routine inspections by Notified Bodies, FDA, and other health authorities, of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. On May 25, 2017 the European Union adopted the IVD Directive Regulation, which increases the regulatory requirements applicable to some in vitro diagnostics in the EU and would require that we re-classify and obtain approval, registration, or clearance for our existing CE-marked IVD products within a five-year grace period (by May 25, 2022).
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2018, we owned or licensed 27 issued U.S. patents and approximately 33 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 275 pending and granted counterpart applications worldwide, including 118 country-specific validations of 13 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
In particular, the patent positions of companies engaged in development and commercialization of genomic diagnostic tests, like Prosigna, are particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to genomic diagnostics. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014 the U.S. Patent and Trademark Office, or USPTO, published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The USPTO provided additional guidance on examination procedures pertaining to subject matter eligibility in April 2018 and June 2018. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non‑statutory, patent ineligible subject matter; however, method of treatment claims that practically apply natural relationships should be considered patent eligible. We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the genomic diagnostic space, and any such changes could have a negative impact on our business.
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
We register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in July and August 2018, we sold an aggregate of 4,600,000 shares of common stock in an underwritten public offering for net proceeds of $53.8 million. Any such future issuance, including any issuances pursuant to our “at the market” equity offering program under our sales agreement with Cowen, could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
We have broad discretion over the use of the proceeds to us from our July 2018 and August 2018 underwritten public offering and our October 2018 term loan agreement and will have broad discretion over the use of proceeds to us from our “at the market” equity offering program and may apply the proceeds to uses that do not improve our operating results or the value of your securities.
We have broad discretion over the use of proceeds to us from our July 2018 and August 2018 underwritten public offering and our October 2018 term loan agreement and we will have broad discretion to use the net proceeds to us from our “at the market” equity offering program put into place in January 2018, and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use the net proceeds from our “at the market” equity offering program for general corporate purposes, investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. Our use of the proceeds may not improve our operating results or increase the value of the securities offered pursuant to the foregoing fundraising transactions.
Our officers and directors, and their respective affiliates, own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
Our executive officers and directors together with their respective affiliates, own approximately 14% of our outstanding common stock as of September 30, 2018. Accordingly, our executive officers and directors together with their respective affiliates, will be able to exert significant influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
On September 17, 2018, September 24, 2018, October 4, 2018, and November 1, 2018, we issued an aggregate of 117,727 shares of our common stock to warrant holders upon the exercise of outstanding warrants to purchase an aggregate of 245,267 shares of our common stock pursuant to a net exercise mechanism under the warrants. Each warrant had an exercise price of $8.448 per share. The issuances of these shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
On October 10, 2018, we issued an aggregate of 437 shares of our common stock to a warrant holder for aggregate exercise proceeds of approximately $3,692, upon the cash exercise of an outstanding warrant to purchase an aggregate of 437 shares of our common stock. The warrant had an exercise price of $8.448 per share. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.
On October 12, 2018, we issued the lenders under our October 2018 term loan agreement warrants to purchase an aggregate of 341,578 shares of our common stock at a price per share of $21.12. The warrants are immediately exercisable and expire on the seventh anniversary of the issuance date. The issuance of the warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

Item 6.	Exhibits and Financial Statement Schedules.
(a) Exhibits.

Exhibit Number	Description
10.1†	Third Amendment to Amended and Restated Exclusive License Agreement between the Company and Bioclassifier, LLC, dated July 18, 2018.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

NANOSTRING TECHNOLOGIES, INC.

Date:	November 8, 2018	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)