Form 10-K
period 2018-12-31
NanoString Technologies Inc
filed 2019-03-11
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). (Check one):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $295.2 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
There were 31,085,236 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on February 28, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
None.

NANOSTRING TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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
Forward-looking statements can be identified by words such as “believe,” “anticipate,” “could,” “continue,” “depends,” “expect,” “expand,” “forecast,” “intend,” “predict,” “plan,” “rely,” “should,” “will,” “may,” “seek,” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

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

•	our intellectual property position;

•	our ability to attract and retain key scientific or management personnel;

•	our expectations regarding the competitive position, market size and growth potential for our business; and

•	our ability to sustain and manage growth, including our ability to expand our customer base, develop new products, enter new markets and hire and retain key personnel.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I
Item 1. Business
Overview
We develop, manufacture and sell products that unlock scientifically valuable and clinically actionable information from minute amounts of biological material. Our core technology is a unique, proprietary optical barcoding chemistry that enables the labeling and counting of single molecules. This proprietary chemistry may reduce the number of steps required to conduct certain types of scientific experiments and allow for multiple experiments to be conducted at once. As a result, we are able to develop tools that are easier for researchers to use and that may generate faster and more consistent scientific results.
We use our technology to develop tools for scientific research, primarily in the fields of genomics and proteomics, and also to develop clinical diagnostic tests. We currently have one commercially available product platform, our nCounter Analysis System instruments and related consumables. nCounter can be used to analyze the activity of up to 800 genes in a single experiment. nCounter is also used by clinicians to analyze gene activity relevant for diagnostic applications. Our proprietary nCounter-based Prosigna assay analyzes the activity of 50 genes to assess the risk of recurrence in breast cancer patients previously treated with radiation therapy. As of December 31, 2018, we had an installed base of approximately 730 nCounter systems, which our customers have used to publish more than 2,300 peer-reviewed scientific papers.
We have discovered other novel applications that utilize our proprietary barcoding chemistry, and we have two new product platforms under development. Following completion of product development, each of these new systems is expected to be commercialized as a new instrument along with associated consumables.
The first new platform, our GeoMx Digital Spatial Profiling, or DSP system, is designed to enable the field of spatial genomics. While nCounter and other existing technologies analyze gene activity as a whole throughout the totality of a biological sample, GeoMx DSP is used to analyze specifically selected regions of a biological sample in order to see how gene activity or protein levels might vary across those regions or in certain cell types. In advance of the launch of the commercial version of GeoMx DSP, we have provided early access to the system’s capabilities by offering selected customers the opportunity to send biological samples to our Seattle facility to be tested by us on prototype instruments. To date, we have conducted over 70 projects for approximately 50 customers pursuant to this Technology Access Program, or TAP. In addition, in the third quarter of 2018 we announced the GeoMx Priority Site, or GPS, Program. The GPS Program is designed to provide customers the opportunity to be among the first to receive a GeoMx DSP instrument following its commercial launch, as well as advanced service and support. Inclusion in the GPS Program has also provided researchers the opportunity to begin generating data on samples through our TAP service. As of December 31, 2018, we have received over 30 orders for GeoMx DSP pursuant to our GPS Program. The full commercial launch of GeoMx DSP instruments and consumables is expected to commence during the first half of 2019, with installations of commercial instruments expected to commence in the second half of 2019.
The second new platform, our Hyb & Seq molecular profiling system, is designed to use a modified version of our proprietary chemistry to determine and analyze gene sequences within a biological sample, or to potentially profile the activity of an even greater number of genes as compared to our nCounter Analysis System. Hyb & Seq is designed to determine gene sequences using a work flow with fewer steps as compared to currently available gene sequencing technologies. Hyb & Seq is expected to become commercially available during 2021.
New discoveries in genetics have generated a significant amount of scientific information and medical advancement. The decoding of the human genome, and the subsequent generation of large amounts of gene sequence data, has led to the emergence of pathway-based biology whereby researchers seek to understand how networks of genes may work together to produce a biological function or condition. The desire to interpret gene sequence data and map biological pathways has led to demand for technologies that can precisely and efficiently measure the activation state of hundreds of genes simultaneously.
Demand for these new or improved technologies has been driven by researchers in disease areas such as cancer, immunology and neurology. Researchers in these fields are increasingly attempting to determine which sequences of genes or mutations are important in disease-related biological pathways so that new potential treatments might be developed. For example, in the field of cancer, researchers and clinicians have learned that cancer cell behavior is impacted by multiple genes and proteins, and that analysis of these factors together may be important in determining whether or not a cancer might be responsive to a certain treatment. In addition, more cancers are being detected earlier and tumor samples are becoming smaller and smaller. Tumor samples are often stored in a format known as formalin-fixed paraffin embedded, or FFPE, which complicates subsequent analysis of genetic material. Researchers and clinicians may face similar challenges with analysis of biological samples in other therapeutic areas of interest.
Our proprietary chemistry, which has been incorporated into our nCounter product platform and our two product platforms in development, addresses many of the fundamental challenges of genetic and molecular profiling and biological pathway research. The sensitivity and precision of our chemistry allows the measurement of subtle changes in the activity of multiple genes from minute amounts of a biological sample. Our chemistry is particularly compatible with FFPE, increasing its popularity among cancer researchers. Our chemistry also supports product configurations that are easy to use with simple workflow as compared to many other scientific platforms used for genetic and proteomic research, including absence of library preparation and amplification steps that can be cumbersome or time consuming or that may introduce the possibility of measurement errors. The sensitivity and workflow efficiency of our product platforms also allows for testing of many different samples in a single day, enabling our products to be potentially useful in hospital or similar settings to conduct clinical diagnostic tests.
We market and sell our systems and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use and to clinical laboratories and medical centers for diagnostic use, both through our direct sales force and through selected distributors in certain international markets. We generated revenue of $106.7 million, $114.9 million, and $86.5 million in 2018, 2017, and 2016, respectively, while incurring net losses of $77.4 million, $43.6 million, and $47.1 million in 2018, 2017, and 2016, respectively.
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
This Annual Report on Form 10-K includes our trademarks and registered trademarks, including “NanoString,” “NanoString Technologies,” “nCounter,” “Prosigna,” “nCounter Elements,” “nCounter SPRINT,” “Vantage 3D,” “3D Biology,” “Hyb & Seq,” and “GeoMx.” Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.
Our Market Opportunity
Every living organism has a genome that contains a full set of biological instructions required to build and maintain life. A gene is a specific set of instructions embedded in the DNA of a cell. For a gene to be “turned on,” or “expressed,” the cell must first transcribe a copy of its DNA sequence into molecules of messenger RNA. Then, the cell translates the expressed information contained in the RNA into proteins that control most biological processes. In addition to the translated RNAs, there are many types of non-coding RNAs that are involved in many cellular processes and the control of gene expression, including microRNA, or miRNA.
By analyzing the variations in genomes, genes, gene activity or expression and proteins in and between organisms, researchers can determine their functions and roles in health and disease. An improved understanding of the genome and its functions allows researchers to drive advancements in scientific discovery. As they make scientific discoveries, researchers have been able to translate some of these findings into clinical applications that improve patient care.
Biological pathways are the networks of tens or hundreds of genes that work together to produce a biological function. Understanding the activation state of pathways and disruptions in individual elements provides significant insight into the fundamental basis of health and disease and facilitates data driven treatment decisions. As a result, pathway-based biology has become a widely adopted paradigm that researchers use to understand biological processes and has assisted them in the development of diagnostic tests and drugs to treat disease.
Understanding biological pathways has become particularly important in cancer research and treatment. Cancer is a disease generally caused by genetic mutations in cells. The behavior of cancer cells is extremely complex and depends on the activity of many different genes and proteins. It is often impossible for researchers to identify a single gene or protein that adequately predicts a more or less aggressive type of cancer. In some cases, researchers have been able to identify more or less aggressive types of cancer through gene expression analysis of biological pathways, enabling oncologists to determine which specific treatments are most likely to be effective for an individual patient, monitor a patient’s response to those treatments and determine the likelihood of recurrence. Recently cancer researchers, in part based on their research of biological pathways and gene expression, have begun to demonstrate the potential of harnessing a patient’s immune system to fight cancer. A new class of therapeutics, referred to generally as immuno-oncology drugs, have begun to come to market with the promise of long-term remissions, or even cures, in certain types of cancer.
As interest in understanding biological pathways that may be relevant to medicine has increased, academic, government and biopharmaceutical company researchers have aspired to perform analyses of a larger number of genes and samples and are seeking new methods of interrogation that would allow them to:

•	increase the number of molecular targets that can be analyzed simultaneously in order to understand the complete biological pathway involving multiple genes;

•	provide more reliable, precise and reproducible data about targeted genes and biological pathways;

•	maximize the amount of biologic information extracted from precious tissue or other biological samples;

•	minimize the computational intensity of complex genomic and proteomic analysis;

•	process difficult-to-work-with specimens, such as tumor biopsies stored in FFPE format;

•	improve the overall efficiency of their laboratories by simplifying workflow and accelerating the rate of successfully completing their research; and

•	create more systematic and reliable ways to help transition their research discoveries into future clinical products.
The interest in new methods of interrogation has led to the development of new research technologies. The newest technologies to experience rapid adoption have been focused primarily on determining the sequence of a person’s or organism’s DNA, in order to assess how differences among individuals might be predictive of certain aspects of health or disease. In particular, a technology known as next generation sequencing, or NGS, has become widely adopted. In recent years NGS use has accelerated, as the technology has improved and the cost to sequence DNA using NGS has declined. As of December 31, 2018, there were approximately 18,000 NGS systems installed in laboratories globally.
While NGS has revolutionized researchers’ ability to generate gene sequence data rapidly and cost effectively on large numbers of biological samples, other aspects of examining biological pathways are still done using legacy techniques or new technologies that have proved less capable of providing multiplexed experimentation, ease of use and low cost. Together with determining a gene sequence via NGS, pathway-based research requires further analysis of the activity of multiple genes and sensitivity to small changes in expression, which can be challenging for traditional scientific tools.
Researchers interested in multiplex gene expression or biological pathway analysis have traditionally performed experiments using microarrays or quantitative polymerase chain reaction, or qPCR, and protein expression experiments using flow cytometry, mass spectrometry, immunohistochemistry or enzyme-linked immunosorbent assay, or ELISA, assays. These techniques have been available for decades, and while suitable for analyzing the expression of a smaller number of genes may not be cost effective or scalable enough to study biological pathways. While these types of experiments could be repeated to analyze expression of multiple genes, they are often destructive of biological samples, creating limitations given the amounts of biological sample that may be available. These types of experiments may also involve library preparation and amplification steps that can be cumbersome or time consuming or that may introduce the possibility of measurement errors.
More recently, RNA sequencing, or RNA-Seq, which is done using NGS technology, has enabled researchers to look at the entirety of the gene expression within a single sample, and enhanced researchers’ ability to discover patterns of gene expression that have biological meaning. NGS systems have a more complex and time-consuming workflow than traditional methods of analyzing gene or protein expression however, and RNA-Seq generates large amounts of data that may be expensive to store and may not have relevance to the scientific question being explored.
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
Our Solution
We believe our proprietary chemistry and product platforms provide novel features that address the challenges and technology needs of researchers working to analyze and interpret the increasing amounts of data being generated by NGS and understand biological pathways. Our products support experiments that typically take fewer steps as compared to traditional techniques, perform multiplexed experiments in a single run and have been shown to generate consistent and accurate results from a variety of biological samples, including FFPE imbedded cancer tissue.
Our technology and product platforms offer a number of compelling advantages, including:

•
Optimized for Pathway-Based Biology and Development of Multiplexed Biomarkers. Our nCounter Analysis System can profile the activity of up to 800 genes in a single experiment, which allows customers to analyze interactions among hundreds of genes or proteins that mediate biological pathways. Our GeoMx DSP System is designed to enable the multiplex profiling of protein and RNA targets in specifically selected regions of a biological sample.

•
Digital Precision. Our molecular barcodes hybridize directly to target molecules in a sample, allowing them to be counted. This generates digital data (1 molecule = 1 count) of excellent quality over a wide dynamic range of measurements and provides excellent reproducibility.

•
Simple Workflow. Our systems are designed to offer minimal sample preparation and automated workflow, which enables the simultaneous analysis of hundreds of genes and proteins in approximately 24 hours between the time a sample is loaded and results are obtained. Our systems can generate data that customers can evaluate without the use of complex bioinformatics.

•
Flexible Sample Requirements. Our systems are designed to unlock biologic information from minute amounts of a variety of challenging tissue samples, including FFPE samples, cell lysates and single cells.

•
Efficient Sample Requirements. Our systems also can generate scientific results using very small amounts of biological material, which may be important in settings, such as pharmaceutical product development, where multiple researchers may desire access to samples.

•
Versatility. The FLEX configuration of our nCounter Analysis System provides clinical laboratories a single platform with the flexibility to support both clinical testing, by running Prosigna or Laboratory Developed Tests, and research, by processing translational research experiments and multiplexed assays using our research reagents.

Our Products and Technology
We currently have one commercially available product platform based on our technology, our nCounter Analysis System and related consumables. We also have two new product platforms under development enabled by our technology, our GeoMx DSP system and our Hyb & Seq molecular profiling system.
nCounter Analysis System
Our nCounter Analysis System is an automated, multi-application, digital detection and counting system which directly profiles hundreds of molecules simultaneously, using our proprietary optical barcoding chemistry that is powerful enough for use in research, yet simple enough for use in clinical laboratories. Our nCounter Analysis System is based on automated instruments that prepare and analyze tissue samples using proprietary reagents, which can only be obtained from us. Our research customers purchase instruments from us and then purchase our reagents and related consumables for the specific experiment they wish to conduct. Our clinical laboratory customers typically purchase instruments from us and also purchase our reagents and related consumables, including Prosigna, for tests that they intend to run.
Our nCounter Analysis System is capable of supporting a number of applications including:

•
Gene Expression. Researchers can use the nCounter Analysis System to measure the degree to which individual genes in pathways are turned “on” or “off” by simultaneously quantifying the amount of messenger RNA, or mRNA, associated with each of up to 800 genes.

•
Protein Expression. Today, researchers can use the nCounter Analysis System to simultaneously measure up to 30 proteins. Ultimately, we intend to expand this capability to an increased number of protein targets, limited only by the 800 target capacity of an assay and the number of antibodies that can be sourced and combined without cross-reaction.

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

•
Copy Number Variation. Researchers can use the nCounter Analysis System to probe for structural variations that result in cells having an abnormal number of copies of one or more sections of the DNA. Researchers are able to conduct large-scale, statistically-powered studies of these copy number variations by leveraging the nCounter Analysis System’s multiplexing capacity to assay up to 800 DNA regions in a single tube, with as little as 300 ng of DNA.

•
Gene Fusions. Researchers can use the nCounter Analysis System to detect gene fusion events that occur when one gene fuses to another gene. A number of design options are available for developing assays for these complex structural variants which have been shown to be important in a number of cancers.

•
Molecular Diagnostics. Our nCounter Analysis System has the ability to simultaneously quantify gene expression on tens or hundreds of genes from minimal amounts of FFPE tissue, which makes it well suited for profiling pathway activation in tumor samples. Identifying whether certain genes are active in a biological sample may prove useful in the diagnosis of disease or disease progression, or in determining whether a certain drug therapy may be more or less effective in a given patient. In addition, nCounter has the precision, reproducibility, and simple workflow required of technologies used in clinical laboratories.

nCounter Instrument Platforms
We currently offer three versions of our nCounter analysis system for commercial sale. In 2008, we began marketing a research use only version of the system, and since that time we have expanded our product line to include three instruments, each targeted at a distinct user segment. Our nCounter SPRINT is designed to appeal to individual researchers running relatively smaller experiments. Our nCounter MAX is a higher throughput instrument with features appealing to larger core laboratories serving multiple researchers. Our nCounter FLEX, which is targeted toward clinical laboratories, is a version of our MAX system that has been 510(k) cleared by the FDA and CE marked by European regulatory authorities. nCounter FLEX is enabled to run our proprietary Prosigna breast cancer assay, as well as other proprietary or laboratory developed tests, or LDTs, that may be developed.

	nCounter SPRINT	nCounter MAX	nCounter FLEX
Target customer	Individual researchers	Core research labs	Clinical labs
Throughput (samples per day)	24	48	48
Expandable with additional prep station (1)	No	Yes	Yes
Diagnostic menu	No	No	Yes
U.S. list price	$149,000	$235,000	$265,000

(1)	nCounter MAX and FLEX throughput may be increased to up to 96 samples per day by adding a second prep station.
The nCounter MAX and FLEX systems comprise a Prep Station and a Digital Analyzer. The Prep Station is the automated liquid handling component that processes samples after they are hybridized and prepares the samples for data collection on the Digital Analyzer. The Digital Analyzer collects data from samples by taking images of the immobilized fluorescent reporters in the sample cartridge and processing the data into output files, which include the target identifier and related count numbers along with a broad set of internal controls that validate the precision of each assay. The nCounter MAX and FLEX systems employ a simple three-step workflow that takes approximately 24 hours and requires approximately 15 minutes of hands-on time by the user. When run in research mode, a user can process up to 48 samples per day by installing one Prep Station with a single Digital Analyzer. One can increase the number of samples analyzed to 96 samples per day on a single Digital Analyzer if it is coupled with two Prep Stations. This throughput can be quadrupled using sample multiplexing for experiments targeting 200 genes or fewer. For Prosigna, a clinical laboratory can process up to 30 samples per day on an nCounter FLEX system. The nCounter FLEX system was designed and is manufactured under ISO 13485:2003, the current quality standard for in vitro diagnostic platforms and medical devices.
The nCounter SPRINT Profiler is a single instrument targeted to individual researchers that combines the liquid handling steps and the digital analysis through use of a special microfluidic cartridge. The nCounter SPRINT Profiler employs an even more streamlined two-step workflow that requires only 10 minutes of hands-on time by the user and can process up to 24 samples per day.
nCounter instrument platforms also include our nSolver Analysis Software, a data analysis program that offers researchers the ability to quickly and easily quality check, normalize, and analyze their data without having to use any additional software for data analysis. The FLEX system, in addition to running any of our research applications, can also be enabled with software that runs Prosigna to generate individualized patient reports.
nCounter Consumables
All three nCounter instruments are capable of running our research consumable products and provide comparable, high-quality data. The majority of our nCounter consumables sold are standardized off-the-shelf “panel” products that represent important gene signatures for certain disease areas, and also include our proprietary Prosigna breast cancer assay. nCounter consumables can also be customized to a specific set of genes at a customer’s request.
Panels
We offer more than 30 gene expression and analysis panels for use with a broad range of sample types and species, including human, mouse, non-human primate and other. These pre-manufactured CodeSets include highly-curated content relevant to a particular research area. In certain cases, nCounter panels may be partially customized to address individual research interests with the purchase of an optional Panel Plus CodeSet. Our most significant current nCounter panel offerings include:

•
Pan Cancer Gene Expression Panels. A portfolio of panels designed to comprehensively analyze genes driving the growth of cancer cells, the immune system’s response, and the progression of the cancer, including:

•
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

•
360 Gene Expression Panels. These panels include our IO 360 and Breast Cancer 360 and represent a series of next generation panels that combine clinically actionable content for evaluating the tumor microenvironment and immune response along with validated signatures such as the Company's Tumor Inflammation Signature and PAM 50 (breast cancer subtyping) along with up to 30 additional signatures encompassing all aspects of the cancer. These panels may be combined with our 360 Data Analysis Service to provide access to propriety signature algorithms.

•
CAR-T Characterization Panel. A new panel developed in collaboration with leaders in the CAR-T field for use throughout the CAR-T workflow (development, manufacturing and monitoring post-infusion clinical trials). The panel represents a step toward standardization by providing molecular characterization for 8 essential components of CAR-T biology using 780 genes with a customizable feature to allow for measurement of the transgene insert that creates the CAR-T cell.

•
Neuropathology and Neuroinflammation Gene Expression Panels. Two panels built in collaboration with leading drug developers, have been designed to address the growing biomarker needs in the field of neuroscience. These panels, which analyze approximately 770 genes profile mechanisms for neurodegenerative diseases as well as neuropsychiatric disorders.

•
Mouse-AD Panel. A new panel developed for use with Alzheimer’s Disease, or AD, research in mouse models. The panel, created in collaboration with The Jackson Laboratories and MODEL-AD Consortium allows for more reliable pre-clinical translational studies by incorporating gene content for 30 clinically derived AD associated gene modules for measuring AD phenotypes and disease progression that were discovered as part of a consortium study of human brain tissue.

•
Autoimmune Disease Gene Expression Panels. Two panels created to address the specific challenges of autoimmune disease research and assist with the understanding of the underlying mechanisms of autoimmune disease and for identification of potential responders and non-responders to drug treatments.

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
Master Kits, Cartridges and Reagents
For our nCounter MAX or FLEX systems, the Master Kit includes all of the ancillary reagents and plasticware required for our customers to be able to setup and process samples in the nCounter Prep Station and nCounter Digital Analyzer. The components of the Master Kit include the sample cartridge, strip tubes, tips, buffers, and reagent plates. For our nCounter SPRINT Profiler, customers purchase microfluidic cartridges and separate bottles of reagents which together provide the ancillary components for processing samples with CodeSets and Panels.

Molecular Diagnostics
Our nCounter Analysis System has the ability to simultaneously quantify gene expression on tens or hundreds of genes from minimal amounts of FFPE tissue, which makes it well-suited for profiling pathway activation in tumor samples. In addition, it has the precision, reproducibility, and simple workflow required of technologies used in clinical laboratories. Our clinical laboratory customers use the nCounter Analysis System and in vitro diagnostic kits to provide clinical diagnostic services. Currently, Prosigna is the only in vitro diagnostic kit available for use on our nCounter Analysis System. Over time, we intend to develop, obtain regulatory authorization for, and sell additional in vitro diagnostic kits.
We believe that the attributes that make the nCounter Analysis System attractive to researchers also make the system attractive to hospitals and clinical laboratories that desire to conduct molecular diagnostic tests. We believe the precision, ease of use and flexibility of the nCounter Analysis System may allow medical technicians to conduct complex molecular diagnostic tests with minimal training. Our clinical laboratory customers use the nCounter FLEX system and in vitro diagnostic kits to provide clinical diagnostic services. Currently, Prosigna is the only in vitro diagnostic kit available for use on our nCounter FLEX system. We have one additional in vitro diagnostic test, our proprietary LymphMark assay, under development pursuant to a collaboration with Celgene Corporation, or Celgene.

•
Prosigna. Prosigna, our first in vitro molecular diagnostic test, is based on a collection of 50 genes known as the PAM50 gene signature, which was discovered by several of our research customers. Prosigna can provide a breast cancer patient and physician with a subtype classification based on the fundamental biology of the patient’s tumor, as well as a prognostic score that indicates the probability of cancer recurrence over 10 years. Physicians use Prosigna to help guide therapeutic decisions so that patients receive a therapeutic intervention, such as chemotherapy, only if clinically warranted. Prosigna is regulated as an in vitro diagnostic test and we distribute it as a kit for use on our nCounter FLEX system in clinical laboratories. In September 2013, we received 510(k) clearance from the FDA to market in the United States a version of Prosigna providing a prognostic indicator for distant recurrence-free survival at 10 years, which is indicated for postmenopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (one to three positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment consistent with standard of care. For each patient, the Prosigna report includes the Prosigna Score, which is referred to as the ROR Score in the scientific literature and outside the United States, and a risk category based on both the Prosigna Score and nodal status. Node-negative patients are classified as low, intermediate or high risk, while node-positive patients are classified as low or high risk. Prosigna competes with other tests that are currently available as services from specialized central laboratories. In September 2012, we obtained CE mark designation for Prosigna for use as a semi-quantitative in vitro diagnostic assay using the gene expression profile of cells found in FFPE breast tumor tissue to assess the 10-year risk of distant recurrence in postmenopausal women with HR+ early stage breast cancer treated with endocrine therapy alone. This CE-marked product is indicated for use in patients with either node-negative or node-positive disease and provides physicians and their patients with the intrinsic subtype of a patient’s breast cancer tumor, ROR score, and risk category (high/intermediate/low). In early 2013, we began marketing this test in Europe and Israel. We sell Prosigna kits to our lab customers on a fixed dollars-per-kit basis. These customers are responsible for providing the testing service and contracting and billing payors. Accordingly, we are not directly exposed to third-party payor reimbursement risk.

•
LymphMark. Our proprietary LymphMark assay, an in vitro molecular diagnostic test candidate under development, is intended to identify the cell-of-origin subtype of a tumor for patients with diffuse large B-Cell lymphoma, or DLBCL, a form of blood cancer. LymphMark is designed to aid in the disease characterization of patients newly diagnosed with DLBCL to support disease management in conjunction with other clinical and pathological information. DLBCL is a heterogeneous group of cancers that represents the most common form of Non-Hodgkin Lymphoma. According to the National Cancer Institute, there were approximately 70,000 new cases of Non-Hodgkin Lymphoma in the United States in 2015. DLBCL is the most common type of Non-Hodgkin Lymphoma, representing approximately 1 out of every 3 cases. The subtypes of DLBCL have long been known to have varying prognoses. In January 2014, certain of our research customers published a paper in the journal Blood describing the development and validation of a biomarker assay based on a 20-gene expression DLBCL subtype classifier using our nCounter Analysis System. LymphMark is currently being specifically investigated as an aid for identifying DLBCL patients that may be most likely to benefit from treatment with Celgene’s drug REVLIMID. Under our collaboration with Celgene, we have delivered an in vitro companion diagnostic test that was used to subtype and screen patients who enrolled in a pivotal study of REVLIMID for the treatment of DLBCL. The results of Celgene’s study are expected to be announced in 2019, after which we may file for regulatory approval with the FDA to market and sell LymphMark.

•
Laboratory Developed Tests. Clinical laboratories can use our custom manufacturing services to supply reagents to create LDTs, which are diagnostic tests that are developed, validated and performed by a single laboratory. These reagents enable assays for gene expression, copy number variation and gene fusions. Clinical laboratories can use these reagents to develop assays to replace tests currently performed using fluorescence-based in situ hybridization, or FISH.
GeoMx DSP
Our second product platform, GeoMx DSP, is currently under development. Our GeoMx DSP system is designed to enable the field of spatial genomics.
nCounter and other existing technologies typically analyze gene activity throughout the totality of a biological sample, using “grind and bind” approaches that analyze average gene expression levels across an entire sample. GeoMx DSP is designed to allow researchers to explore and quantify how the activity of large numbers of proteins or genes vary spatially in different selected regions of interest across the landscape of a heterogeneous tissue biopsy, retaining spatial information and providing high-plex assays that target different regions in the same sample.
The commercial launch of the GeoMx DSP instrument and consumables is expected to commence during the first half of 2019, with installations of commercial instruments expected to commence in the second half of 2019.
Many of the current technologies used to analyze gene activity in selected parts of a biological sample are many decades old. These technologies include primarily immunohistochemistry, or IHC, which is used to estimate amounts of protein, and in-situ hybridization, or ISH, which is used to estimate amounts of RNA. Both IHC and ISH typically use stains that provide the ability to identify typically less than four proteins or RNAs based on assigned colors. The colors aid researchers in identifying where certain proteins or RNA may reside in a sample and provide a visual approximation of amounts. These techniques are limited however in their ability to only look at four proteins or RNAs at a time, with no ability to precisely quantify the amounts present in any given region or cell type. These limitations may lead to misleading or incomplete scientific conclusions as to the most relevant biological pathways in any given sample.
GeoMx DSP is designed to allow researchers to address important questions regarding how protein and gene expression vary spatially across multiple specific regions of interest across the landscape of a heterogeneous tissue biopsy. Our GeoMx DSP instruments are expected to image slide-mounted tissue biopsies, allow selection of regions of interest, and automate the preparation of samples from selected regions for molecular profiling using either an nCounter system or NGS. GeoMx DSP technology is expected to offer a number of advantages compared to traditional technologies, including the ability to profile a larger number of different genes or proteins in each region, more flexibility on the selection of regions, and processing of a larger number of samples per day.
GeoMx DSP Instrument
Our GeoMx DSP instruments use specialized optics and software to image slide-mounted tissue biopsies that have been prepared using IHC or ISH technology that is typically available in research or commercial laboratories. GeoMx then allows a researcher to select regions of interest for analysis on screen, and then prepares samples from selected regions of interest for molecular profiling using either an nCounter system or next generation gene sequencer.
GeoMx DSP Consumables
The initial portfolio of GeoMx DSP consumables at launch is expected to focus on protein and RNA analysis for immuno-oncology applications, and protein analysis for neurobiology applications. GeoMx DSP consumables expected to be available at the commercial launch date will be designed to support the profiling of biological activity, after regions of interest have been identified and samples have been prepared using GeoMx DSP, using our nCounter Analysis System. We have additional GeoMx DSP consumable products under development that are expected to enable profiling of larger numbers of RNA in selected regions of interest using an NGS system. We expect these NGS-enabled consumable products to be commercially available in 2020.
GeoMx DSP consumable products are currently designed as standardized panel products that represent important content for certain disease areas, with an initial “core” panel offered for purchase, and an option for researchers to add content to that core depending on the area of interest or desired number of targets for analysis. Our initial GeoMx DSP consumable product offering is expected to include:

•
Immuno-Oncology Panels. An immuno-oncology-focused panel menu that is expected to comprise up to 90 protein targets and 84 RNA targets for analyzing the tumor and tumor microenvironment compartments in human tissue samples. The standard or core panel offering is expected to comprise of 20 targets, and researchers will then have the option of adding over 40 additional targets for analysis, with sets of additional targets focused on specific applications such as immuno-oncology drug target proteins, or human immune activation proteins. We also expect to offer panel content to allow for the analysis of up to 84 immune pathways RNA. Additionally, 30 protein targets are expected to be released for analyzing mouse samples for pre-clinical applications.

•
Neurobiology Panels. A neurobiology-focused menu that is expected to comprise up to 40 protein targets to profile neural cells in human tissue. The standard or core panel offering is expected to comprise of 20 targets, and researchers will then have the option of adding up to 20 additional targets for analysis, with sets of additional targets focused on specific applications such as proteins implicated in AD or Parkinson’s disease.

Hyb & Seq Molecular Profiler
Our third product platform, our Hyb & Seq molecular profiling system, is currently under development. Hyb & Seq is designed to use a modified version of our proprietary chemistry to determine and analyze gene sequences within a biological sample, or to potentially profile the activity of an even greater number of genes.
While currently available NGS technology has become widely used for research, challenges relating to complex workflow and the need for a large central laboratory to batch process samples to reduce cost have limited broader NGS adoption for use in clinical diagnostic applications to date.
Hyb & Seq is designed to use a modified version of our proprietary chemistry to determine sequence data similar to NGS. As our chemistry does not require amplification, enzyme application or library preparation, Hyb & Seq may offer a faster, easier to use way of determining gene sequences as compared to existing NGS technologies. Hyb & Seq's simple workflow and compatibility with a variety of sample types may offer the potential for a sample-to-answer solution for clinical sequencing. Hyb & Seq may also offer the ability to rapidly detect and quantify a large number of RNA or DNA targets in parallel. Potential applications of this capability could include gene expression measurement, or infectious disease testing.
Hyb & Seq is expected to become commercially available in 2021.
Collaborations
Lam Research Corporation
In August 2017, we entered into a collaboration agreement with Lam Research Corporation, or Lam, to develop our Hyb & Seq sequencing platform and related assays. Under the terms of the agreement, Lam will contribute up to an aggregate of $50.0 million towards the project. The development funding is non-refundable, unless the parties determine that completion of development of the product will not continue, in which case any funds advanced to us by Lam that have not been committed or spent will be refunded to Lam. We will reimburse Lam for the cost of up to 10 full-time Lam employees each year in accordance with the product development plan. Lam is eligible to receive certain single-digit percentage royalty payments from us on net sales of certain products and technologies developed under the agreement, if any such net sales are recorded. The maximum amount of royalties we may pay to Lam will be capped at an amount up to three times the amount of development funding actually provided by Lam. We retain exclusive rights to obtain regulatory approval, manufacture and commercialize any Hyb & Seq products.
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
Celgene Corporation
In March 2014, we entered into a collaboration agreement with Celgene to develop, seek regulatory approval for, and commercialize a companion diagnostic assay using the nCounter Analysis System to identify a subset of patients with DLBCL, who are believed to be the most likely to benefit from treatment with Celgene’s drug REVLIMID. Under the terms of the collaboration agreement, we will develop, seek regulatory approval for, and commercialize the diagnostic test, and we retain the flexibility to independently develop and commercialize additional indications for the test. Pursuant to our agreement, as amended in February 2018, we are eligible to receive payments from Celgene totaling up to $24.8 million, of which $5.8 million was received as an upfront payment and $19.0 million is for development funding and potential success-based developmental and regulatory milestones. In February 2018, Celgene agreed to provide us with additional funding for work intended to enable a subtype and prognostic indication for the test being developed under the agreement. In connection with this amendment, we agreed to remove the right to receive payments from Celgene in the event commercial sales of the companion diagnostic test do not exceed certain pre-specified minimum annual revenues during the first three years following regulatory approval. In addition, the amendment allows Celgene, at its election, to use trial samples with additional technologies for companion diagnostics.
Under the collaboration agreement with Celgene, we have delivered an in vitro companion diagnostic test that was used to subtype and screen patients who enrolled in a pivotal study of REVLIMID for the treatment of DLBCL. The upfront payment, a portion of the success-based milestone payments and the payments related to the subsequent amendments, totaling $14.5 million, have been received from Celgene to date, and we are using these funds in part to cover our costs for clinical development of the test.
Merck & Co., Inc.
In May 2015, we entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. In February 2016, we expanded our collaboration with Merck by entering into a new development collaboration agreement to clinically develop, seek regulatory approval for, and commercialize a companion diagnostic test to predict response to KEYTRUDA in multiple tumor types. In connection with the execution of the development collaboration agreement, we and Merck terminated our May 2015 clinical research collaboration and moved all remaining activities under such clinical research collaboration work plan to the new development collaboration agreement. In October 2017, we were notified by Merck of the decision not to pursue regulatory approval of the companion diagnostic test for KEYTRUDA. As a result, in August 2018, we and Merck agreed to mutually terminate our development collaboration agreement, effective as of September 30, 2018, following the completion of certain close-out activities.

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
As of December 31, 2018, we owned or exclusively licensed 27 issued U.S. patents and approximately 36 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 266 pending and granted counterpart applications worldwide, including 118 country-specific validations of 13 European patents. The issued U.S. patents that we own or exclusively license are expected to expire between July 3, 2021 and February 6, 2033. We have either sole or joint ownership positions in all of our pending U.S. patent applications. Where we jointly own cases, we typically have negotiated license or assignment provisions to obtain exclusive rights. For our material nCounter Analysis System and Prosigna product rights, we are the exclusive licensee. We also generally protect our newly developed intellectual property by entering into confidentiality agreements that include intellectual property assignment clauses with our employees, consultants and collaborators. Our patent applications generally relate to the following main areas:

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
Institute for Systems Biology
In 2004, we entered into an agreement with the Institute for Systems Biology pursuant to which the Institute granted to us an exclusive, subject to certain government rights, worldwide license, including the right to sublicense, to the digital molecular barcoding technology on which our nCounter Analysis System is based, including 13 patents and patent applications. Pursuant to the terms of the amended license agreement, we are required to pay the Institute for Systems Biology royalties on net sales of products sold by us, or our sublicensees, at a low single digit percentage rate, which was reduced by 50% in the third quarter of 2016 for the remainder of the license term due to the achievement of a cumulative sales threshold. Through December 31, 2018, we have paid aggregate royalties of $5.7 million under the license agreement. Unless terminated earlier in accordance with the terms of the amended license agreement, the agreement will terminate upon the expiration of the last to expire patent licensed to us. The Institute for Systems Biology has the right to terminate the agreement under certain situations, including our failure to meet certain diligence requirements or our uncured material breach of the agreement.
Bioclassifier, LLC
In July 2010, we entered into an exclusive license agreement with Bioclassifier, LLC, pursuant to which Bioclassifier granted to us an exclusive, subject to certain government rights, worldwide license, with the right to sublicense, to certain intellectual property rights and technology, including eight non-provisional patent applications, related to the PAM50 gene signature in the field of research products and prognostic and/or diagnostic tests for cancer, including Prosigna. Bioclassifier has licensed these rights from the academic institutions that employed the cancer researchers that discovered or were involved in the initial development of PAM50. Pursuant to the agreement, we are required to pay Bioclassifier the greater of certain minimum royalty amounts and mid-single digit to low double digit percentage royalties on net sales of products and/or methods sold by us that are covered by patent rights or include, use or are technology licensed to us. Our obligation to pay royalties to Bioclassifier expires on a country-by-country basis upon the expiration of the last patent licensed or, if a product or method includes, uses or is technology licensed to us but is not covered by a patent licensed to us, ten years after the first commercial sale of the product or method in such country. We are also required to pay Bioclassifier a percentage of any income received by us from the grant of a sublicense to the patents or technology licensed to us under the agreement. In July 2018, we agreed to amend our license agreement with Bioclassifier to increase the current royalty rate paid to Bioclassifier on sales of licensed products in the United States to an upper-single digit percentage, which became effective January 1, 2018. The agreement specifies that we will control and be responsible for the costs of prosecuting and enforcing the intellectual property licensed in certain major market countries. The agreement also includes customary rights of termination for Bioclassifier, including for our uncured material breach or our bankruptcy. Through December 31, 2018, we have paid Bioclassifier $2.2 million.
Research and Development
We have committed, and expect to continue to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We are continuously seeking to improve our product platforms, including the technology, software, accessibility and overall capability. We also seek to develop additional research consumable content, and new potential molecular diagnostic tests. We have assembled experienced research and development teams at our Seattle, Washington location with the scientific, engineering, software and process talent that we believe is required to successfully grow our business.
As of December 31, 2018, we had 173 employees in research and development, of which 58 hold a Ph.D. degree and one holds an M.D. degree.
Sales and Marketing
We began selling nCounter Analysis Systems to researchers in 2008 and began sales efforts in the clinical laboratory market in 2013. We sell our instruments and related products primarily through our own sales force in North America and through a combination of direct and distributor channels in Europe, the Middle East, Asia Pacific and South America. We have agreements with 28 distributors, each of which is specific to a certain territory. In the event a distributor does not meet minimum performance requirements, we may terminate the distribution agreement or convert from an exclusive to non-exclusive arrangement within the territory, allowing us to enter into arrangements with other distributors for the territory.
For additional information regarding geographic distribution of revenue, see Note 16 of the Notes to Consolidated Financial Statements under Item 8 of this report. For the year ended December 31, 2018, our collaborator, Lam, represented 17% of our total revenue. For the year ended December 31, 2017, two customers/collaborators, Merck, and Medivation, Inc. and Astellas Pharma Inc., represented 25% and 10%, respectively, of our total revenue. For the year ended December 31, 2016, Merck represented 13% of our total revenue.
Instrumentation and Research Consumables
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
We have continued to invest in our commercial channel to increase our reach and productivity. During 2017 and 2018, we added staff focused on sales of our consumable products to support our existing instrument-focused sales staff. We believe these investments helped to drive the growth of our installed instrument base, and the continued utilization of our consumables by our installed base of instrument users.
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
Manufacturing and Suppliers
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables, including our Panels, Custom CodeSets and reagent packages at our Seattle, Washington facility.
Instruments
We outsource manufacturing of our instruments. Precision System Science, Co., Ltd. of Chiba, Japan, or PSS, is our sole source supplier for the nCounter Prep Station. Korvis Automation Inc., or Korvis, is our sole source supplier for our nCounter Digital Analyzers and our GeoMx DSP instrument at its facility in Corvallis, Oregon. Paramit Corporation, or Paramit, is our sole source supplier for our nCounter SPRINT Profiler at its facility in Morgan Hill, California.
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

Competition
In the life sciences research market, we compete with companies such as Agilent Technologies, Becton-Dickinson, Bio-Rad, Bio-Techne, Fluidigm, HTG Molecular Diagnostics, Illumina, Luminex, Merck Millipore, O-Link, Perkin Elmer, Qiagen, Roche Applied Science, Thermo Fisher Scientific, and 10x Genomics, some of which also offer diagnostic applications of their technologies. These competitors and others have products for gene and protein expression analysis that compete in certain segments of the market in which we sell our products. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market.
In the breast cancer diagnostics market, we compete with Genomic Health’s Oncotype Dx, a service for gene expression analysis performed in a central laboratory in Redwood City, California. We also face competition from companies such as Agendia and bioTheranostics, which also offer centralized laboratories that profile gene or protein expression in breast cancer. Outside the United States, we also face regional competition from Myriad Genetics, and its product EndoPredict, a distributed test for breast cancer recurrence.
We believe that we have multiple competitive advantages in the research market, including the automated nature of our systems with simple, rapid and efficient workflow that requires very limited human intervention or labor; the multiplexing capability of our technology to analyze significantly more target molecules in a single tube without amplification, representing multiple biological pathways; the ability to analyze combinations of DNA, RNA and proteins simultaneously in a single experiment; compatibility with many sample types, including difficult samples such as FFPE; and the ability to analyze small sample inputs, in some cases down to a single cell, from a wide variety of sample types.
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
For additional information, see the section of this report captioned “Risk Factors - The life sciences research and diagnostics markets are highly competitive. If we fail to compete effectively, our business and operating results will suffer.”
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
A medical device is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component part or accessory, which is (1) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (2) intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. In vitro diagnostics are a type of medical device, and are tests that can be used in the screening or diagnosis and/or detection of diseases, conditions or infections, including, without limitation, the presence of certain chemicals, genetic or other biomarkers.

Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, or 510(k), or premarket approval of a premarket approval application, or PMA, pursuant to the FDC Act prior to marketing, unless subject to an exemption. Devices deemed to pose relatively low risk are placed in either Class I or II. Placement of a device into Class II generally requires the manufacturer to submit to the FDA a 510(k) seeking clearance for commercial distribution; this is known as the 510(k) clearance process. Class III devices that were on the market before May 28, 1976 and for which FDA has not yet required submission of PMAs are also required to submit a 510(k) to FDA. Most Class I devices are exempted from this premarket submission requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and some diagnostic tests, are placed into Class III requiring PMA approval. Devices deemed not substantially equivalent to a previously 510(k)-cleared device or novel devices for which no predicate device exists are placed into Class III, but may be reclassified by FDA into Class I or Class II upon the submission by the manufacturer of a de novo reclassification application. A clinical trial is almost always required to support a PMA application or de novo application, and in many cases is required for a 510(k) application. All clinical studies of investigational devices must be conducted in compliance with applicable FDA or Institutional Review Board, or IRB, regulations.
510(k) Clearance Pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA’s satisfaction that the proposed device is substantially equivalent in intended use and in technological characteristics to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of PMA applications. The previously cleared device is known as a predicate. The FDA’s 510(k) clearance pathway usually takes from six to 12 months, but it can take significantly longer, particularly for a novel type of product. The FDA will also not begin a substantive review of the filing until it verifies the application contains all necessary information required to commence a substantive review. If the application does not contain all required information, the FDA will not file the application and return it to the submitter, highlighting the deficiencies in the application.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may require the manufacturer to seek 510(k) clearance or PMA approval. If the modified device has been commercialized, the FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.
PMA Approval Pathway. The PMA approval pathway requires a demonstration of reasonable assurance of safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is costly, lengthy and uncertain.
A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which impose stringent testing, control, documentation and other quality assurance procedures.
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
If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information such as submission of final labeling, in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue an approval for specific indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, post-approval studies and restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval or placement of restrictions on the sale of the device until the conditions are satisfied.
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

De Novo Pathway. If no predicate can be identified, the product is automatically classified as Class III, requiring a PMA. However, the FDA can reclassify, or use “de novo classification” for, a device for which there was no predicate device if the device is low or moderate risk. A device company can submit a de novo application at the outset, rather than submitting a 510(k) application for its particular product. When granting a de novo application the FDA will establish special controls that other applicants for the same device type must satisfy, which often includes labeling restrictions and data requirements. Subsequent applicants can rely upon the de novo product as a predicate for a 510(k) clearance. The de novo route has been used for many in vitro diagnostic products.
Postmarket. After a device is placed on the market, numerous regulatory requirements apply. These include: the quality manufacturing requirements set forth in the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off label” uses, registration and listing, the Medical Device Reporting, or MDR, regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act).
The FDA enforces these requirements by unannounced inspection, market surveillance, and other means. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from an untitled regulatory letter or a warning letter, to more severe sanctions such as fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMA approvals already granted; and criminal prosecution. For additional information, see the section of this report captioned “Risk Factors — Risks Related to Government Regulation and Diagnostic Product Reimbursement.”
Products Labeled for Research Use Only. In essence, RUO products are not regulated as medical devices and are therefore not subject to the regulatory requirements enforced by the FDA. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use. In November 2013, the FDA issued a final guidance on products labeled RUO, which, among other things, reaffirmed that a company may not make any clinical or diagnostic claims about an RUO product. The FDA will also evaluate the totality of the circumstances to determine if the product is intended for diagnostic purposes. If FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical devices that will require clearance or approval prior to commercialization.
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
Laboratory Developed Tests. Laboratory Developed Tests, or LDTs, are developed, validated and used within a single laboratory. In the past, the FDA generally exercised its enforcement discretion for LDTs and did not require clearance or approval prior to marketing. On October 3, 2014, FDA issued two draft guidances that proposed to actively regulate LDTs using a risk-based approach, and would have required 510(k)s or PMAs for certain “moderate” or “high” risk devices. However, in late November 2016, FDA announced that it would not be finalizing the 2014 draft LDT Guidances.
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
Reimbursement
Our nCounter FLEX Analysis Systems are purchased or leased by clinical laboratories, which use our diagnostic products as the basis for testing patients’ samples. These customers can use our products to enable commercial testing services, and generate revenue for their laboratories for this service. In order to collect payment for testing services based upon our diagnostic products, our clinical laboratory customers may bill third parties, including public and private payors. The demand for our diagnostic products will depend indirectly upon the ability for our customers to successfully bill for and receive reimbursement from third-party payors for the clinical testing services based on our products. Therefore, we intend to work with third-party payors in markets where we intend to sell our diagnostic products to ensure that testing services based on our products are covered and paid.
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
In October 2016, we applied for and received a Category 1 MAAA code for Prosigna. The code was published in the CPT code book in late August 2017, with an effective date of January 1, 2018.
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

Employees
As of December 31, 2018, we had 476 employees, of which 115 work in manufacturing, 141 in sales, marketing and business development, 173 in research and development, and 47 in general and administrative. None of our U.S. employees are represented by a labor union or are the subject of a collective bargaining agreement. As of December 31, 2018, of our 476 employees, 432 were employed in the United States and 44 were employed outside the United States.
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
Where You Can Find Additional Information
We make available free of charge through our investor relations website, www.nanostring.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, NanoString Technologies, Inc., 530 Fairview Avenue, North, Seattle, Washington 98109, e-mail: investorrelations@nanostring.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov.

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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $77.4 million, $43.6 million, and $47.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $391.3 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
We have experienced significant revenue growth in recent periods and we may not achieve similar growth rates in the future. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, the commercial launch of our GeoMx DSP, which we anticipate will occur in 2019, is a key element of our growth strategy and will require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for our GeoMx DSP instrument, other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed.
Our future success is dependent upon our ability to expand our customer base and introduce new applications and products.
Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories (including physician-owned laboratories) that perform analyses using our nCounter Analysis Systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications, new instruments, and new diagnostic products. During 2017, in an effort to enhance future results, we added sales staff focused on consumable sales to existing customers, enabling existing sales representatives to increase focus on instrument sales. We expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Moreover, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining information that can help inform treatment decisions and that our nCounter Analysis Systems could enable an equivalent or superior approach that lessens reliance on centralized laboratories. In the U.S., Medicare and most private insurers provide coverage and payment for patients to be tested with Prosigna; however, other countries, such as Germany, provide more limited coverage and payment for Prosigna.
We also plan to develop and introduce new products which would be sold primarily to new customer types, such as our GeoMx DSP instrument for use in pathology labs and a sequencer based on our Hyb & Seq chemistry targeted for use by hospitals and oncology clinics. We anticipate that our GeoMx DSP instrument will become commercially available in 2019 and scaling and training our sales force to attract new customers will require substantial time and expense. Any failure to expand our existing customer base through the launch of our GeoMx DSP instrument, or other new applications and products would adversely affect our operating results.
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
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, or convertible debt, our stockholders may experience dilution. For example, in January 2018, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. In July 2018 and August 2018, we sold an aggregate of 4,600,000 shares of common stock in an underwritten public offering for net proceeds of $53.8 million. In October 2018, we entered into a new $100.0 million term loan facility with CR Group L.P. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. We have in the past pursued these types of transactions, and may in the future pursue similar transactions or other strategic transactions, on our own or with other advisors, that may impact our business and prospects and the value of our common stock. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
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
The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in September 2015, we launched our first 3D Biology application, a new product that allows users to simultaneously measure gene and protein expression from a single sample. In 2016 and 2017, we launched additional 3D Biology panels, including our first for the measurement of DNA mutations and in 2017 we launched our 360 panels for use in breast cancer, immuno-oncology and hematology. In 2018, we expanded beyond oncology and launched panels in neuroscience and CAR-T characterization. We recently launched our GeoMx DSP product on an early access basis, which will target the pathology market, a market we have not previously targeted.
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
In addition, the introduction of new products may require the development of new manufacturing processes and procedures as well as new suppliers. For example, our GeoMx DSP systems may require that we establish supply relationships with antibody providers. While all of our CodeSets are produced using the same basic processes, significant variations may be required to meet new product specifications. Developing new processes and negotiating supply agreements can be very time consuming, and any unexpected difficulty in doing so could delay the introduction of a product.
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
For 2018, 2017, and 2016 approximately 40%, 40%, and 38% respectively, of our product and service revenue was generated from sales to customers located outside of North America. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
Significant U.K. or European developments stemming from the U.K.’s decision to withdraw from the European Union could have a material adverse effect on us.
In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. Negotiations for the United Kingdom's exit from the EU, or Brexit, has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.
The decision of the United Kingdom to withdraw from the European Union has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, the Europe-wide market authorization framework for our products (and for the drugs sold by our collaboration partners in the pharmaceutical industry) and access to European Union research funding by research scientists based in the United Kingdom may also change. Furthermore, we currently operate in Europe through a subsidiary based in the United Kingdom, which provides us with certain operational, tax and other benefits, as well as through other subsidiaries in Europe. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the European Union, may adversely affect our operating results and growth prospects.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the legislation commonly known as the Tax Cut & Jobs Act, which was signed into law on December 22, 2017, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a reduction of the federal statutory rates from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. It is also unknown if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is likewise uncertain and could be adverse.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2018, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $288.7 million. The federal NOL carryforwards generated during and after fiscal 2018 totaling $55.0 million are carried forward indefinitely, while all others, if not utilized, will expire in various years beginning in 2025. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOL and credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law or limited pursuant to provisions of the recent Tax Cut and Jobs Act amendments to the Code. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Provisions of our debt instruments may restrict our ability to pursue our business strategies.
Our new term loan agreement with CR Group L.P., and revolving credit facility with Silicon Valley Bank require us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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
We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on which we develop diagnostic tests and research products. For example, we licensed the rights to intellectual property that forms the basis of Prosigna from Bioclassifier, LLC, which was founded by several of our research customers engaged in translational research. Similarly, in connection with our collaboration with Celgene Corporation, we licensed the rights to intellectual property relating to a gene signature for lymphoma subtyping, which was discovered by a consortium of researchers including several of our research customers, from the National Institutes of Health. In connection with our collaboration with Merck to develop a companion diagnostic test and the subsequent termination of the collaboration agreement, Merck granted to us a non-exclusive license to certain intellectual property that relates to Merck's tumor inflammation signature. We intend to enter into more such arrangements with our research customers and other researchers, including biopharmaceutical companies and research institutions, for development of future diagnostic products. However, there is no assurance that we will be successful in doing so. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Certain parties may seek to partner with companies in addition to us in connection with a project. This, in turn, may limit the commercial potential of any products that are the subject of such collaborations. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory, commercial or intellectual property position. In particular, our customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors.
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
In addition, the success of the development programs for any product candidates or assays developed in collaboration with others will be dependent on the continued pursuit and success of the related drug trials by our collaborators. For example, in October 2017, Merck notified us of their decision not to continue to pursue regulatory approval of the companion diagnostic we were developing for their product, KEYTRUDA, and in August 2018, we and Merck agreed to mutually terminate our development collaboration agreement. There is no guarantee that our collaborators will continue to pursue clinical trials for product candidates or assays that are the subject of our collaborations or that such clinical trials will be successful and, as a result, we may expend considerable time and resources developing in vitro diagnostic assays that will not gain regulatory approval. For example, pursuant to our collaboration with Celgene Corporation, we are developing a companion diagnostic, LymphMark, that is expected to be a potential companion diagnostic to aid in identifying patients with diffuse large B-cell lymphoma for treatment. Depending on the outcome of the clinical trial being run by Celgene, we anticipate we may file for regulatory approval of LymphMark with the U.S. Food and Drug Administration. Furthermore, significant consolidation in the life sciences industry has occurred during the last several years and in connection with such consolidation, the combined company often reassesses its development priorities which may impact our existing collaborations or future opportunities. For example, in May 2017, Astellas Pharma announced a joint decision with Pfizer Inc., or Pfizer, to discontinue the planned ENDEAR trial which was the subject of our collaboration. We were informed that the decision resulted from an oncology portfolio review by Astellas Pharma and Pfizer. In January 2019, Bristol Myers Squibb announced that it was acquiring Celgene; this transaction is expected to close in the third quarter of 2019. Even if we establish new relationships, we or our collaborators may terminate those relationships or they may never result in the successful development or commercialization of future tests or other products. From time to time we have agreed to modify the terms of our agreements with collaborators, including financial terms, and in the future it is possible that we will agree to modify the terms of existing and future agreements with collaborators.
In August 2017, we entered into a collaboration agreement with Lam Research Corporation, or Lam, with respect to the development and commercialization of our Hyb & Seq sequencing platform and related assays. Pursuant to the terms of the collaboration agreement, Lam will contribute up to $50.0 million, payable quarterly, for allowable development costs. In exchange, Lam is eligible to receive certain single-digit percentage royalty payments on net sales by us of certain products and technologies developed under the collaboration agreement, if any. In addition, we issued Lam a warrant to purchase up to 1.0 million shares of our common stock. Any product development activities pursuant to this collaboration are uncertain and development costs may exceed $50.0 million, in which case we would need to obtain additional funding to complete development of our Hyb & Seq sequencing platform and related assays. Ultimately the development may not be successful, which could negatively impact our prospects for future revenue growth.
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
We face significant competition in the life sciences research and diagnostic markets. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative

PCR as well as newer technologies such as next generation sequencing such as RNA-sequencing. We believe our principal competitors in the life sciences research and diagnostic markets are Agilent Technologies, Becton-Dickinson, Bio-Rad, Bio-Techne, Fluidigm, HTG Molecular Diagnostics, Illumina, Luminex, Merck Millipore, O-Link, Perkin Elmer, Qiagen, Roche Applied Science, Thermo Fisher Scientific, and 10x Genomics. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, including those that may compete with GeoMx DSP.
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
In the United States, most of our products are currently labeled and sold for Research Use Only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for diagnostic use, and the products do not include clinical or diagnostic claims or provide directions to use as diagnostic products, they are not subject to the same level of control by the Food and Drug Administration, or FDA, as medical devices. In particular, while the FDA regulations require that RUO products be appropriately labeled, “For Research Use Only,” the regulations do not subject such products to the FDA’s pre- and post-market controls for medical devices. Pursuant to FDA guidance on RUO products, a company may not make clinical or diagnostic claims about an RUO product or provide clinical directions or clinical support services to customers for RUO products. If the FDA were to modify its approach to regulating products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
In addition, we sell dual-use instruments with software that has both FDA-cleared functions, and research functions for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, FDA issued a guidance document that described FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and device functions for which approval/clearance is not required. There is a risk that requirements for dual use instruments could change causing additional costs and delays for development of these products. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, or the instruments are being promoted for off-label use. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products. In July 2017, FDA adopted a new regulation exempting certain clinical multiplex test systems, like the ones used with our Prosigna assay, from premarket notification requirements. However, these new regulations will not impact the FDA clearance requirements for our nCounter Dx Analysis System which will still require 510(k) clearance for use with specific assays, such as Prosigna.
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

From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, and are subject to change at any time. The Protecting Access to Medicare Act, or PAMA, of 2014 revised the Medicare Clinical Laboratory Fee Schedule, or CLFS, to base prices on private payor rates that are reported to the Centers for Medicare and Medicaid Services, or CMS. In June 2016, CMS released the final Clinical Diagnostic Tests Laboratory Payment System regulations, in response to PAMA. Under the definitions in the regulations, Prosigna is defined as a Clinical Diagnostic Laboratory Test, or CDLT, and therefore will be repriced every three years based on a weighted median of private payor payments submitted by reporting labs. As a result, if private payor payment amounts decline, there is a risk that Medicare prices will fall as well, though PAMA limits these reductions to no more than 10% less than the prior year during calendar years 2018-2020 and no more than 15% less during years 2021-2023. In 2017, as part of the market-based pricing determinations for 2018 required by PAMA, only one private payor payment from a single commercial laboratory was reported, and it was an anomalous payment amount, well below the current Medicare reimbursement price. CMS used that single payment amount as the weighted median, which triggered an automatic 10% reduction in Prosigna’s Medicare reimbursement rate of $3,443 to $3,099, effective January 1, 2018, followed by a subsequent 10% reduction to $2,789, effective January 1, 2019. There will be an additional 10% automatic reduction in the Medicare reimbursement rate for Prosigna for calendar year 2020. Reductions in the prices at which testing services based on our technology are reimbursed could reduce our customers’ interest in offering Prosigna and have a negative impact on our revenue.
Under PAMA, CMS is required to reprice CLDTs, including Prosigna, every three years. The next repricing will be announced by CMS in late 2020, based on private payor reimbursement data collected by reporting laboratories during the period January 1, 2019 to June 30, 2019. These new prices will take effect on January 1, 2021. Depending on the pricing data reported by these laboratories to CMS, Prosigna’s Medicare reimbursement price may change.
In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. For example, we have received positive reimbursement decisions for Prosigna have occurred in France, certain regions of Spain, Canada, Israel, Switzerland and Denmark, but despite these positive developments, we continue to expect that it will take several years to establish broad coverage and reimbursement for testing services based on our products with most payors in countries outside of the United States, and our efforts may not be successful.
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
Our nCounter reagents may be used by clinical laboratories to create Laboratory-Developed Tests, (LDT), which could, in the future, be the subject of additional FDA regulation as medical devices, which could materially and adversely affect our business and results of operations.
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
Our nCounter reagents allow users to design and validate their own customized assays using standard sets of barcodes provided by us with the laboratories’ choice of oligonucleotide probes. These reagents, which are offered to customers in the United States through a custom manufacturing service, may be used by laboratories in conjunction with analyte-specific reagents and general purpose reagents to create diagnostic tests or test systems validated within the accredited testing laboratory.

Approval and/or clearance by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.
Before we begin to label and market our products for use as clinical diagnostics in the United States, unless an exemption applies we are required to obtain prior 510(k) clearance, or pre-market approval (PMA) from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. In addition, we are currently collaborating with Celgene on a companion diagnostic test for their drug REVLIMID. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), FDA expects that companion diagnostics usually will require a PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, i.e., diagnostics that are beneficial for therapeutic product development or clinical decision making but that do not meet the definition of an IVD companion diagnostic. If we developed a diagnostic device to be used in conjunction with a pharmaceutical product that was then cleared or approved but not as a companion diagnostic for the therapeutic product, this may result in potentially reduced revenue for the test as the labeling of the drug may not reference the need for the diagnostic test.
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
We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in the European Union, and we have received regulatory clearances in selected other jurisdictions. Other than with respect to Prosigna in such jurisdictions in which we have received regulatory clearance, we are limited to marketing our products for research use only, which means that we cannot make diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions and, potentially, for other indications. In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining any regulatory authorizations needed to use the companion diagnostic tests in clinical trials as well as the regulatory approvals to sell the companion diagnostic tests following completion of such trials. For example, we are currently working on the development of LymphMark, a companion diagnostic test for REVLIMID that we have developed in a collaboration with Celgene. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of such approvals. Any failure to obtain regulatory approvals for our diagnostic tests in a particular jurisdiction may also reduce sales of our nCounter systems for clinical use in that jurisdiction, as the lack of a robust menu of available diagnostic tests would make those systems less attractive to testing laboratories.
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
Our pharmaceutical collaborators may decide to end their clinical program, modify or terminate a clinical trial, or not pursue regulatory filings for a companion diagnostic test. For example, in October 2017, Merck notified us of the decision to not continue to pursue regulatory approval of the companion diagnostic for their product, KEYTRUDA, under our collaboration and, in August 2018, we and Merck agreed to mutually terminate our development collaboration agreement. It is also possible that a clinical trial run by one of our collaborators may not meet its endpoint and consequently may not support a regulatory filing for the companion diagnostic we are developing.
In many countries, we are not able to directly apply for product registrations, and therefore must rely on third-party contractors or product distributors resident in those countries to fulfill the product registration requirements. Our reliance on these third parties reduces our control over the registration activities, and those parties may not appropriately register the products. Our reliance on third parties does not relieve us of the obligation to comply with applicable requirements, and therefore any failure on the part of the third parties could subject us to enforcement action in the country in which the registration was not properly fulfilled.
We are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.
Certain of our products are regulated as in vitro diagnostic medical devices, including Prosigna and the nCounter FLEX Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, as well as regulation by the FDA and other national health authorities. These may include routine inspections by Notified Bodies, FDA, and other health authorities, of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. On May 25, 2017 the European Union adopted the IVD Directive Regulation, which increases the regulatory requirements applicable to some in vitro diagnostics in the EU and would require that we re-classify and obtain approval, registration, or clearance for our existing CE-marked IVD products within a five-year grace period (by May 25, 2022).
We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the intended use as required by regulatory authority. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the U.S. and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. In December 2015, Congress passed a two-year suspension of the medical device tax from January 1, 2016 to December 31, 2017. In January 2018, Congress suspended the tax again for a two-year period. The tax applies to our listed medical device products, which include the nCounter Dx Analysis System and Prosigna. The Budget Control Act of 2011, contained automatic spending cuts to the federal budget known as sequestration. As a result of sequestration, Medicare payments are reduced by 2% per year. For Prosigna, pricing changes can occur through the annual adjustment to the CLFS; this resulted in a 10% reduction in the Medicare reimbursement price for Prosigna starting on January 1, 2018 and future 10% reductions in 2019 and 2020. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our customers use our technology to deliver to Medicare beneficiaries, and may indirectly reduce demand for our products.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2018, we owned or licensed 27 issued U.S. patents and approximately 36 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 266 pending and granted counterpart applications worldwide, including 118 country-specific validations of 13 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
Involvement in lawsuits to protect or enforce our patents and proprietary rights, to determine the scope, coverage and validity of others’ proprietary rights, or to defend against third-party claims of intellectual property infringement, could be time-intensive and costly and may adversely impact our business or stock price.
We have received notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights in the past and may from time to time receive additional notices. Some of these claims have led and may lead to litigation. We cannot assure investors that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or other rights, or the validity of our patents, trademarks or other rights, will not be asserted or prosecuted against us.
Litigation may also be necessary for us to protect or enforce our patent and proprietary rights, defend against third-party claims or to determine the scope, coverage and validity of the proprietary rights of others. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection and reduce our ability to compete in the marketplace. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
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
Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur, including by our officers, directors and their respective affiliates. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
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
We have broad discretion over the use of the proceeds to us from our July 2018 and August 2018 underwritten public offering and our October 2018 term loan agreement and will have broad discretion over the use of the proceeds to us from our “at the market” equity offering program and may apply the proceeds to uses that do not improve our operating results or the value of your securities.
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
As a public company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We ceased to be an “emerging growth company” on December 31, 2018 and are no longer eligible for reduced disclosure requirements and exemptions applicable to “emerging growth companies.” As such, we will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2019 annual meeting of stockholders. We expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and The Nasdaq Global Market impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel must devote a substantial amount of time to compliance with these laws and regulations. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. These requirements have increased and will likely continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, as a public company it is more difficult and more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
The Sarbanes-Oxley Act requires the SEC to implement new requirements on registrants, and these new requirements that were implemented require, among other things, that we assess the effectiveness of our internal control over financial reporting annually and SEC requirements also require us to assess the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption since we ceased to be an “emerging growth company” on December 31, 2018. As a result, our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting and the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.
As disclosed in Part II, Item 9A, during the fourth quarter of fiscal 2018, management identified material weaknesses in internal control related to ineffective aspects of its overall control environment related to information technology general controls. This material weakness contributed to additional material weaknesses, specifically in the areas of: (i) user access and program change management over certain information technology systems and (ii) controls over monitoring of certain access rights related to processing journal entries, both of which support our financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. We have taken initial steps to implement remediation efforts; however, there can be no assurance that our efforts to remediate the material weaknesses will be successful or will be completed by the end of our 2019 fiscal year. Pursuing these remediation efforts will result in additional technology and other expenses.
If we are unable to remediate these material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses and negatively impact the price of our common stock. In addition, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Furthermore, investor perceptions of our company may suffer as a result of the material weaknesses in our internal controls, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to remediate the material weaknesses effectively or efficiently or avoid future material weaknesses, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently have three long-term operating lease agreements for 104,538 square feet of space used for general office, laboratory, manufacturing, operations, and research and development purposes in Seattle, Washington. The long-term operating leases expire in 2026 and include options to renew at the then fair market rental for each of the facilities. The lease agreements contain rent abatement periods, scheduled rent increases and provide for tenant improvement allowances. In addition, we have four office leases outside of Seattle, Washington, totaling approximately 3,363 square footage, with terms of three years or less.
Our landlords hold security deposits of approximately $328,000. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.
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
Holders
As of February 28, 2019, there were approximately 24 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the performance of our common stock for the periods indicated with the performance of the Nasdaq Composite Index and the Nasdaq Medical Equipment Index. This graph assumes an investment of $100 on December 31, 2013 in each of our common stock, the Nasdaq Composite Index and the Nasdaq Medical Equipment Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
On November 1, 2018 we issued an aggregate of 5,292 shares of our common stock to a warrant holder upon the exercise of outstanding warrants to purchase an aggregate of 11,837 shares of our common stock pursuant to a net exercise mechanism under the warrants. Each warrant had an exercise price of $8.448 per share. The issuances of these shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2018. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	695,640	$2.95	—
2013 Equity Incentive Plan	5,357,841	11.20	737,732
2013 Employee Stock Purchase Plan	—	N.A.	266,884
Equity compensation plans not approved by security holders(2):	130,000	5.96	120,000
Total	6,183,481	N.A.	1,124,616
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

Item 6. Selected Financial Data
The following selected financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2018, 2017, and 2016 and Consolidated Balance Sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2015 and 2014 and Consolidated Balance Sheet data as of December 31, 2016, 2015, and 2014 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Consolidated Statements of Operations:
Revenue(1)	$106,732	$114,905	$86,489	$62,667	$47,593
Costs and expenses:
Cost of product and service revenue	36,331	31,880	30,245	26,126	21,149
Research and development	61,599	46,888	34,720	24,597	21,404
Selling, general and administrative	78,195	74,334	62,700	53,186	51,063
Total costs and expenses	176,125	153,102	127,665	103,909	93,616
Loss from operations	(69,393)	(38,197)	(41,176)	(41,242)	(46,023)
Other income (expense):
Interest income	1,331	809	390	233	272
Interest expense	(7,431)	(6,153)	(5,672)	(4,017)	(4,140)
Other income (expense)	(1,658)	183	(515)	(389)	(147)
Total other income (expense)	(7,758)	(5,161)	(5,797)	(4,173)	(4,015)
Net loss before provision for income taxes	(77,151)	(43,358)	(46,973)	(45,415)	(50,038)
Provision for income taxes	(249)	(204)	(116)	(166)	—
Net loss	$(77,400)	$(43,562)	$(47,089)	$(45,581)	$(50,038)
Net loss per share—basic and diluted	$(2.78)	$(1.84)	$(2.34)	$(2.40)	$(2.80)
Weighted-average shares used in computing basic and diluted net loss per share	27,883	23,731	20,116	19,027	17,839

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$93,997	$77,555	$74,036	$49,044	$72,225
Working capital	88,592	86,002	77,402	61,882	76,411
Total assets	147,558	136,762	126,373	92,869	102,068
Long-term debt and lease financing obligations, net of discounts	58,396	48,931	47,424	41,226	30,246
Total stockholders’ equity	$36,869	$40,109	$12,305	$20,215	$44,813

(1)Amounts have not been retrospectively modified to reflect the adoption of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, for the years ended December 31, 2014, 2015, 2016 and 2017.

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
Overview
We develop, manufacture and sell products that unlock scientifically valuable and clinically actionable information from minute amounts of biological material. Our core technology is a unique, proprietary optical barcoding chemistry that enables the labeling and counting of single molecules. This proprietary chemistry may reduce the number of steps required to conduct certain types of scientific experiments and allow for multiple experiments to be conducted at once. As a result, we are able to develop tools that are easier for researchers to use and that may generate faster and more consistent scientific results.
We use our technology to develop tools for scientific research, primarily in the fields of genomics and proteomics, and also to develop clinical diagnostic tests. We currently have one commercially available product platform, our nCounter Analysis System instruments and related consumables. We market and sell our instruments and related consumables to researchers in academic, government, and biopharmaceutical laboratories for research use and to clinical laboratories and medical centers for diagnostic use, both through our direct sales force and through selected distributors in certain international markets. As of December 31, 2018, we had an installed base of approximately 730 nCounter systems, which our customers have used to publish more than 2,300 peer-reviewed papers.
We derive a substantial majority of our revenue from the sale of our products, which consist of our nCounter instruments and related proprietary consumables. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of our instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. We also derive revenue from processing fees related to proof-of-principle studies we conduct for potential customers and extended service contracts for our nCounter Analysis Systems. Additionally, we generate revenue through product development collaborations.
We use third-party contract manufacturers to produce the instruments comprising our nCounter Analysis System. We manufacture consumables at our Seattle, Washington facility. This operating model is designed to be capital efficient and to scale efficiently as our product volumes grow. We focus a substantial portion of our resources on developing new technologies, products and solutions. We invested $61.6 million, $46.9 million and $34.7 million in 2018, 2017, and 2016, respectively, in research and development and intend to continue to make significant investments in research and development.
We have discovered other novel applications that utilize our proprietary barcoding chemistry, and we have two new product platforms under development. Following completion of product development, each of these new systems is expected to be commercialized as a new instrument along with associated consumables.
The first new platform, our GeoMx Digital Spatial Profiling, or GeoMx DSP system, is designed to enable the field of spatial genomics. While nCounter and other existing technologies analyze gene activity as a whole throughout the totality of a biological sample, GeoMx DSP is used to analyze specifically selected regions of a biological sample in order to see how gene activity or protein levels might vary across those regions or in certain cell types. In advance of the launch of the commercial version of GeoMx DSP, we have provided early access to the system’s capabilities by offering selected customers the opportunity to send biological samples to our Seattle facility to be tested by us on prototype instruments. To date, we have conducted over 70 projects for approximately 50 customers pursuant to this Technology Access Program, or TAP. In addition, in the third quarter of 2018 we announced the GeoMx Priority Site, or GPS, Program. The GPS Program is designed to provide customers the opportunity to be among the first to receive a GeoMx DSP instrument following its commercial launch, as well as advanced service and support. Inclusion in the GPS Program has also provided researchers the opportunity to begin generating data on samples through our TAP service. As of December 31, 2018, we have received over 30 orders for GeoMx DSP pursuant to our GPS Program. The full commercial launch of GeoMx DSP instruments and consumables is expected to commence during the first half of 2019, with installations of commercial instruments expected to commence in the second half of 2019.
The second new platform, our Hyb & Seq molecular profiling system, is designed to use a modified version of our proprietary chemistry to determine and analyze gene sequences within a biological sample, or to potentially profile the activity of an even greater number of genes as compared to our nCounter Analysis System. Hyb & Seq is designed to determine gene sequences using a work flow with fewer steps as compared to currently available gene sequencing technologies. Hyb & Seq is expected to become commercially available during 2021.

In August 2017, we entered into a collaboration agreement with Lam Research Corporation, or Lam, to support the development of our Hyb & Seq product candidate and related assays. For additional information regarding this development collaboration agreement, see the section of this report captioned “Business—Collaborations—Lam Research Corporation”.
In March 2014, we entered into a collaboration agreement with Celgene Corporation, or Celgene, to develop, seek regulatory approval for, and commercialize a companion diagnostic assay for use in screening patients with Diffuse Large B-Cell Lymphoma. For additional information regarding the collaboration agreement, see the section of this report captioned “Business—Collaborations—Celgene Corporation”.
In May 2015, we entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA, in multiple tumor types. In October 2017, we were notified by Merck of the decision not to pursue regulatory approval of the companion diagnostic test for KEYTRUDA. As a result, in August 2018, we and Merck agreed to mutually terminate our development collaboration agreement, effective as of September 30, 2018, following the completion of certain close-out activities.
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
Our product and service revenue increased 16.0% to $83.5 million in 2018, compared to $72.0 million in 2017. The increase was driven primarily by increased revenue from consumables and Prosigna, and increased revenue from service contracts associated with our growing installed base of nCounter Analysis Systems and for our GeoMx DSP technology access service.
Our total revenue in 2018 was $106.7 million compared to $114.9 million in 2017 and $86.5 million in 2016. Our total revenue has varied more significantly as compared to our product and service revenue, and may do so in future periods, as a result of the timing of revenue recognition associated with our collaboration agreements. Revenue recognition relating to these agreements, which is recorded as collaboration revenue, primarily consists of recognizing deferred revenue relating to cash payments received previously from our collaborators. Collaboration revenue recognized may vary significantly depending on the timing and cost of certain research and development activities relating to a collaboration, the expected time frame for completing certain collaboration activities, the outcome of research and development activities being conducted pursuant to a collaboration, the contractual terms of a particular collaboration agreement and other factors.
Historically, we have generated a substantial majority of our revenue from sales to customers in North America; however, we expect sales in other regions may increase over time. We have never been profitable and had net losses of $77.4 million, $43.6 million, and $47.1 million in 2018, 2017, and 2016, respectively. As of December 31, 2018, our accumulated deficit was $391.3 million.
Key Financial Metrics
We are organized as, and operate in, one reportable segment: the development, manufacture and commercialization of instruments, consumables and services for efficiently profiling the activity of hundreds of genes and proteins simultaneously from a single tissue sample. Our chief operating decision maker is the chief executive officer, who manages our operations and evaluates our financial performance on a total company basis. Our principal operations and decision-making functions are located at our corporate headquarters in the United States.
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
For our research customers, related consumables include gene and protein expression analysis panels, which are standardized and pre-manufactured, custom CodeSets, which we manufacture to the specific requirements of an individual researcher, and Master Kits, cartridges and reagents, which are ancillary reagents, cartridges, tips and reagent plates required to setup and process samples in our instruments. For our clinical laboratory customers, related consumables include our Prosigna in vitro diagnostic kits. Our average consumables revenue per installed system was approximately $80,000 for the year ended December 31, 2018.
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
Service Revenue
Service revenue consists of fees associated with service contracts and conducting proof-of-principle studies. We include a one-year warranty with the sale of our instruments and offer service contracts, which are purchased by a majority of our customers. We selectively provide proof-of-principle studies to prospective customers in order to help them better understand the benefits of the nCounter Analysis System, and in some cases allow customers early access to technologies under development, such as our GeoMx DSP system, for which we generate data and perform analysis services on their behalf.
Collaboration Revenue
Collaboration revenue has been derived primarily from our collaborations with Lam, Celgene and Merck and historically, our terminated collaboration with Medivation and Astellas. As of December 31, 2018, we have received a total of $106.8 million from these collaboration agreements, of which $22.8 million, $42.3 million, and $16.7 million has been recorded as collaboration revenue in 2018, 2017, and 2016, respectively, with the remainder recorded as deferred revenue and customer deposits, which will be recognized as collaboration revenue over our remaining development performance period for each of the agreements. Collaboration revenue also includes revenue recognized under several smaller collaborations.
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

	Year Ended December 31,
	2018		2017		2016
	(Dollars in thousands)
Americas	$74,137	70%	$86,099	75%	$60,330	70%
Europe & Middle East	25,715	24%	21,791	19%	18,497	21%
Asia Pacific	6,880	6%	7,015	6%	7,662	9%
Total revenue	$106,732	100%	$114,905	100%	$86,489	100%

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
The average unit cost of our instruments has declined in the current year as compared to prior years primarily as a result of increased placements of our lower-cost nCounter SPRINT Profiler. We expect the average unit costs of our nCounter instruments to continue to decline as we expand our market opportunity among smaller research laboratories and sell a higher proportion of SPRINT systems. We expect the unit costs of consumable products to decline as a result of our ongoing efforts to improve our manufacturing processes and expected increases in production volume and yields. Although the unit costs of our custom CodeSets vary, they are generally higher as a percentage of the related revenue than our standard panel products and in vitro Prosigna diagnostic kits.
Operating Expenses
Research and Development
Research and development expenses consist primarily of salaries and benefits, occupancy costs, laboratory supplies, engineering services, consulting fees, costs associated with licensing molecular diagnostics rights and clinical study expenses to support the regulatory approval or clearance of diagnostic products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products and applications. We believe that our continued investment in research and development is essential to our long-term competitive position and expect to continue to make investments in research and development activities at levels consistent with our current levels. In particular, following our entry into the Lam collaboration in August 2017, which provides up to $50.0 million of funding for our Hyb & Seq program, we have experienced a substantial increase in related research and development expenses in 2018 and we may continue to invest at similar levels in future periods as we continue our development activities related to the Hyb & Seq platform.
To date, we have found that it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, other than pursuant to terms of certain of our collaborations, we have neither required employees to report their time by project nor allocated our research and development costs to individual projects. Research and development expense by functional area was as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Platform technology	$28,634	$16,645	$10,312
Manufacturing process development	4,689	3,025	2,582
Life sciences research products and applications	10,107	7,933	6,298
Diagnostic product development	7,004	7,161	6,648
Clinical, regulatory and medical affairs	5,439	7,036	5,111
Facility allocation	5,726	5,088	3,769
Total research and development expense	$61,599	$46,888	$34,720

Selling, General and Administrative
Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal and general management functions, as well as professional fees for legal, consulting and accounting services. We expect selling, general and administrative expenses to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows to support the expected introduction of new products and product platforms, including our GeoMx DSP and Hyb and Seq product candidates, as well as the general broadening of our customer base and growth of our existing nCounter business. Legal, accounting and compliance costs have increased as a result of our being a public company, and we expect them to continue to increase as our business grows.
Factors Affecting Our Performance
Instrument Installed Base
Our future financial performance will be driven in large part by the rate of sales of our nCounter Analysis Systems, as well as our ability to drive consumable sales through our installed base of these systems. As of December 31, 2018, we had an installed base of approximately 730 nCounter Analysis Systems, which we count based on the number of nCounter SPRINT, MAX or FLEX Profilers sold, given that a system may couple one system with multiple nCounter Prep Stations. In the year ended December 31, 2018 our annualized rate of consumable sales per installed system, including sales of nCounter consumables and Prosigna, was approximately $80,000.
In addition to growth related to our nCounter platform of instruments and consumables, we plan to grow our system and consumable sales in the coming years through the introduction of new product platforms such as our GeoMx DSP and Hyb & Seq product candidates.
In addition to seeking to increase sales of our existing nCounter platform and consumables and from our expected new product platform introductions, we will continue to employ other growth strategies, including expanding our sales channel in both direct and distributor territories, developing new consumable content for our nCounter platform and enhancing certain features of our nCounter platform. As part of this strategy, in both 2017 and 2018, we added incremental sales territories and augmented our field sales team, and have continued to grow our base of distributors. As our installed base of instruments grows, we solicit feedback from our customers and focus our research and development efforts on improving our nCounter Analysis System or enabling applications, which in turn helps to drive additional sales of our instruments and consumables.
Our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly, and may be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we will likely experience fluctuations in our future instrument sales on a period-to-period basis.
Recurring Consumables Revenue
Our instruments are designed to be used only with our consumables. This closed system model generates recurring revenue from each instrument we sell. Management focuses on recurring consumable revenue per system as an indicator of the continuing value generated by each system. We calculate recurring consumables revenue per system (also known as pull-through) quarterly by dividing consumables and in vitro diagnostic kits revenue recognized in a particular quarter (other than consumables revenue related to proof-of-principle studies) by the total number of nCounter Analysis Systems installed as of the last day in the immediately preceding quarter. Historically, a large majority of our systems and related consumables have been sold to research customers. Our average annualized consumables revenue per installed system was approximately $80,000 for the year ended December 31, 2018.
As the installed base of the nCounter Analysis Systems expands, consumables revenue is expected to increase and over time should continue to be an increasingly important contributor to our total revenue. Our consumables revenue per system installed may fluctuate in the future, reflecting the mix of our installed instruments, and potential shifts in the mix, or type, of consumables sold to our installed customer base. Additionally, we expect Prosigna in vitro diagnostic kit revenue to contribute an increasing amount of recurring revenue as we install more diagnostic systems, Prosigna is included in important breast cancer treatment guidelines and reimbursement by third-party payors becomes more broadly available. In 2017 we launched our “360” panels for use in breast cancer, immuno-oncology and hematology. In 2018, we expanded the number of panels in oncology, specifically focused on breast cancer and immuno-oncology, and also added panels in two new research areas, neuroscience and autoimmunity. In 2019, we intend to continue to expand our nCounter panels, primarily focused on neuroscience and immune-related diseases. The introduction of new applications has the potential to further increase our consumables revenue stream. Over time, we believe that consumables revenue may be subject to less period-to-period fluctuation than our instrument sales revenue.
Revenue Mix and Gross Margin
Our product revenue is derived from sales of nCounter Analysis System instruments and related consumables, including Prosigna in vitro diagnostic kits. Generally, our consumables have higher gross margins than our instruments. There may be fluctuations in sales mix between instruments and consumables from period to period. For example, during 2018 our total product and service revenue increased by 16%, which included 18% growth in revenues related to our consumables, including in vitro diagnostic kits, compared to 2017 and 3% growth in our instrument sales compared to 2017. However, during 2017 our total product and service revenues increased by 4%, which included an 11% decline in instrument sales compared to 2016. This decline in instrument sales was offset by revenue growth from our consumables, including Prosigna in vitro diagnostic kits, and increased revenue from service contracts resulting from our growing installed base of nCounter Analysis Systems. Although future results may vary period to period, over time, as our installed base of systems grows, consumables may continue to constitute a larger percentage of total product revenue, which would tend to increase our gross margins. Such gross margin increases may be offset by the mix of consumable products sold, or in the event we introduce new instrument product platforms that become increasing components of our product sales, such as GeoMx DSP or Hyb and Seq. In addition, both the average selling price and manufacturing cost of our instruments has decreased with the introduction of the nCounter SPRINT Profiler and this trend may continue with future generations of our nCounter Analysis System. For example, although we sold approximately 12% more systems in 2018 compared to 2017, our instrument revenue only increased 3%. This was largely due to substantially increased sales of lower priced SPRINT systems in 2018. Future instrument selling prices and gross margins may fluctuate as we grow our volume of distribution partners in geographies outside of the United States, as we introduce new products and reduce our product costs, and from variability in the timing of new product introductions.
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
The following table reflects the breakdown of revenue in absolute dollars and as percentage of total revenue.

	Year Ended December 31,
	2018		2017		2016
	(Dollars in thousands)
Product revenue:
Instruments	$21,441	20%	$20,839	18%	$24,229	28%
Consumables	43,847	41%	38,311	33%	37,545	43%
In vitro diagnostic kits	9,445	9%	6,745	6%	4,168	5%
Total product revenue	74,733	70%	65,895	57%	65,942	76%
Service revenue	8,790	8%	6,115	5%	3,192	4%
Total product and service revenue	83,523	78%	72,010	62%	69,134	80%
Collaboration revenue	23,209	22%	42,895	38%	17,355	20%
Total revenue	$106,732	100%	$114,905	100%	$86,489	100%

Results of Operations
Comparison of Years Ended December 31, 2018 and 2017
Revenue

	Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
	(Dollars in thousands)
Product revenue:
Instruments	$21,441	$20,839	$602	3%
Consumables	43,847	38,311	5,536	14%
In vitro diagnostic kits	9,445	6,745	2,700	40%
Total product revenue	74,733	65,895	8,838	13%
Service revenue	8,790	6,115	2,675	44%
Total product and service revenue	83,523	72,010	11,513	16%
Collaboration revenue	23,209	42,895	(19,686)	(46)%
Total revenue	$106,732	$114,905	$(8,173)	(7)%
Instrument revenue for the year ended December 31, 2018 increased as compared to the prior year, due primarily to an increase in the number of instruments sold. The magnitude of the instrument revenue increase was partially offset by a shift in sales mix towards our SPRINT instruments, which generally have lower average selling prices than our MAX and FLEX instruments. Consumables revenue increased for the year ended December 31, 2018, primarily as a result of our growing installed base of nCounter Analysis Systems, as well as growth in sales of our standardized panel consumable products. In vitro diagnostic kit revenue represents sales of Prosigna assays, which increased for the year ended December 31, 2018 as more testing providers commenced providing services and testing volumes increased, most significantly in territories outside of the United States. The increase in service revenue was primarily related to an increase in the number of installed instruments covered by service contracts, and also increases in revenue generated from technology access fees, particularly fees related to services offered pursuant to our GeoMx DSP Technology Access Program. Our product and service revenue may continue to increase in future periods as a result of our increased investments in sales and marketing activities, the growth in sales of our nCounter consumable products as driven by our increasing installed base of nCounter instruments, the introduction of new nCounter consumable products, the continued sale of additional nCounter instruments and the potential commercial launch of new product platforms such as our GeoMx DSP and Hyb & Seq product candidates. As an offset to our anticipated expenses relating to the development of our Hyb & Seq platform, Lam has committed to provide up to $50.0 million in funding, of which $35.1 million has been funded as of December 31, 2018.
Collaboration revenue decreased for the year ended December 31, 2018 as compared to the prior year, due primarily to the termination of our collaboration with Medivation and Astellas in 2017. The termination resulted in the recognition of deferred collaboration revenue of $11.5 million for the year ended December 31, 2017, which represented all of the remaining deferred revenue relating to the terminated collaboration. In addition, the scope of our collaboration with Merck changed during the fourth quarter of 2017, resulting in a further reduction of collaboration revenue in 2018 as compared to the same period in 2017. These decreases were partially offset by collaboration revenue generated from our agreements with Lam and Celgene. Our collaboration agreement with Lam was entered into during the third quarter of 2017 and represented $18.6 million of collaboration revenue for the year ended December 31, 2018. Collaboration revenue related to our agreement with Lam was $3.7 million for the year ended December 31, 2017.
Cost of Product and Service Revenue; Gross Profit; and Gross Margin

	Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
	(Dollars in thousands)
Cost of product and service revenue	$36,331	$31,880	$4,451	14%
Product and service gross profit	$47,192	$40,130	$7,062	18%
Product and service gross margin	57%	56%
For the year ended December 31, 2018, cost of product and service revenue increased as compared to the same periods in 2017, due to higher volumes of instruments and consumables sold, including our Prosigna in vitro diagnostic kits, as well as increased volume of service contracts associated with our growing installed base of nCounter instruments. Our gross margin on product and service revenue for the year ended December 31, 2018 increased compared to the prior year primarily as a result of increased consumable revenue as a percentage of our overall sales mix, including sales of our Prosigna in vitro diagnostic kits, which generally have higher gross margins than our instrument placements, as well as increasing sales of our nCounter panel products as a percentage of our consumables revenue. The favorable mix shift towards consumables comprising a higher percentage of our total product and service revenues was partially offset by an increase in the number of lower margin SPRINT instrument sales, and modestly lower average selling prices realized across all instrument sales, as compared to the prior year. In addition, our gross margin during the year ended December 31, 2018 was also impacted by increases in outside consulting and other costs relating to quality assurance and system requirements for diagnostic products related manufacturing.
We expect our cost of product and service revenue to increase in future periods, primarily due to our expected growth in product and service revenue. We expect our gross margin on product and service revenue may fluctuate in future periods, depending upon our mix of instrument sales, from which we typically record lower gross margins, as compared to our sales of consumable products or services, the impact of the launch, and any sales achieved, of our new product platforms such as our GeoMx or Hyb & Seq product platforms, which during any initial launch may impact our mix of instruments sold as compared to consumables, and potential expenses we may incur for regulatory compliance, quality assurance or related to the expansion of our manufacturing capacity. Any costs related to collaboration revenue are included in research and development expense.
Research and Development Expense

	Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
	(Dollars in thousands)
Research and development expense	$61,599	$46,888	$14,711	31%
The increase in research and development expense for the year ended December 31, 2018 was primarily attributable to an increase in staffing and personnel-related costs of $6.2 million, as well as increased supply costs of $4.1 million and professional fees of $3.6 million. These increased costs were incurred primarily to support the development of our GeoMx DSP and Hyb & Seq platforms.
We expect that research and development costs may continue to increase in future periods to support remaining product development activities relating to our GeoMx DSP and Hyb & Seq platforms.
Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
	(Dollars in thousands)
Selling, general and administrative expense	$78,195	$74,334	$3,861	5%
The increase in selling, general and administrative expense for the year ended December 31, 2018 was primarily attributable to an increase in staffing and personnel-related costs of $2.6 million to support our sales, marketing and administrative functions, as well as an increase in professional fees of $1.1 million related to legal, consulting and other costs associated with activities and implementation of certain processes relating to our compliance with the Sarbanes Oxley Act. These increases were partially offset by lower sales and marketing costs of $1.0 million related to fewer promotional events and other external activities.
We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows to support the expected growth in our existing lines of business, as well as to support the introduction of new products and product platforms, including our new GeoMx DSP and Hyb & Seq product platforms.
Other Income (Expense)

	Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
	(Dollars in thousands)
Interest income	$1,331	$809	$522	65%
Interest expense	(7,431)	(6,153)	(1,278)	21%
Other income (expense), net	(1,658)	183	(1,841)	(1,006)%
Total other income (expense), net	$(7,758)	$(5,161)	$(2,597)	50%
Interest expense increased for the year ended December 31, 2018 due primarily to having a higher average balance of long-term debt outstanding during 2018 which was $52.5 million as compared to $48.6 million for 2017. In addition, as a result of the replacement of our long-term debt facility with CRG, we incurred a loss on extinguishment of the original long-term debt which totaled $0.8 million. Interest income increased for the year ending December 31, 2018, due to higher interest rates as well as an increased average investment balance during the year. Other income (expense), net is primarily related to estimated costs for certain state and local taxes and to realized and unrealized gains or losses associated with foreign currency transactions primarily denominated in the Euro and British Pounds, both of which generally weakened relative to the U.S. Dollar for the year ending December 31, 2018, compared to the prior year.
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
Instruments revenue decreased for the year ended December 31, 2017, due primarily to fewer instruments sold during the year, and to a lesser extent, the realization of a lower average price per instrument sold. We sold approximately 125 instruments in 2017, down from approximately 140 instruments in 2016. While our mix of instruments sold remained relatively consistent year over year, the average price per instrument sold in 2017 was impacted by a greater proportion of instruments being sold through distributors during 2017, for which we typically record lower selling prices, as well as lower prices recorded related to sales of our nCounter SPRINT Profilers as compared to 2016. Consumables revenue increased during 2017, primarily as a result of our growing installed base of nCounter Analysis Systems, as well as growth in various European markets. In vitro diagnostic kit revenue represents sales of Prosigna assays, which increased as more testing providers came online, and testing volumes increased. The increase in service revenue was primarily related to an increase in the number of instruments covered by service contracts, and also increases in revenue generated from technology access fees, data analysis, and other services related to new potential customers and technologies which are under development. Our product and service revenue may continue to increase in future periods, as a result of our increased investments in sales and marketing activities, the introduction of new nCounter consumable products, and the potential commercial launch of our GeoMx DSP and Hyb & Seq product candidates.
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
For the year ended December 31, 2017, cost of product and service revenue increased due to higher volumes of consumables sold, including our Prosigna in vitro diagnostic kits, as well as increased revenue from service contracts and data analysis services as compared to 2016. These increases were partially offset by the lower volume of instruments sold during the year. Our gross margin on product and service revenue in 2017 benefited from a shift in revenue mix from instruments to consumables, driven in large part by continued growth in Prosigna in vitro diagnostic kit revenue, the addition of new higher margin service revenue from our GeoMx DSP technology access program, and a lower royalty rate on our license of the foundational nCounter patents due to the achievement of a cumulative revenue milestone that took effect in the third quarter of 2016. These increases were offset by lower average selling prices realized on certain sales of our nCounter Analysis Systems, as a result of selected promotion and sales related activities during the period, the reduction in certain higher gross margin custom consumable orders, and increased reserves for slow-moving inventory. We expect our cost of product and service revenue to increase in future periods, primarily due to our expected continued growth in product and service revenue. We expect our gross margin on product and service revenue to remain stable or potentially increase in future periods, as we increase our sales of consumables through a larger instrument installed base, as we introduce new nCounter consumable products that may have lower gross margins during their initial launch period, and as a greater proportion of nCounter SPRINT Profilers are sold in future periods as a percentage of our total instrument sales. Costs related to collaboration revenue are included in research and development expense.
Research and Development Expense

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
	(Dollars in thousands)
Research and development expense	$46,888	$34,720	$12,168	35%
The increase in research and development expense in 2017 was primarily attributable to an increase in staffing and personnel-related costs of $6.2 million, as well as increased supply costs of $2.2 million and professional fees of $1.8 million. These increased costs were incurred primarily to support the advancement of our collaborations and technology and product development activities, including GeoMx DSP and Hyb & Seq, product candidates. In addition, facility costs increased by $1.4 million in 2017, due to expansion of our leased space for research and development activities. We expect that research and development costs will continue to increase in future periods in support of remaining development activities relating to our GeoMx DSP product candidate, and as a result of our new collaboration agreement with Lam and the resulting expansion of our development of the Hyb & Seq product candidate. As an offset to this expected increase in expense relating to Hyb & Seq, Lam has committed to provide up to $50.0 million in funding. We expect the majority of the Hyb and Seq program development efforts and related costs to be incurred during 2018 and the first half of 2019.
Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
	(Dollars in thousands)
Selling, general and administrative expense	$74,334	$62,700	$11,634	19%
The increase in selling, general and administrative expense in 2017 was primarily attributable to an increase in staffing and personnel-related costs of $8.8 million to support our sales, marketing and administrative functions, increased sales and marketing costs of $1.6 million related to promotional events and other external activities, and increased professional fees of $0.6 million. These increases were partially offset by $0.6 million of lower state and local gross receipt-based taxes primarily as a result of lower amounts received under our collaboration agreements. We expect selling, general and administrative expenses may increase in future periods, in the event we make additional investments to support the sales of our existing products, or launch activities relating to new product candidates, such as our GeoMx DSP product candidate, for which material commercial launch activities are expected to commence in 2019.
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
Liquidity and Capital Resources
As of December 31, 2018, we had cash, cash equivalents and short-term investments of $94.0 million, compared to $77.6 million as of December 31, 2017. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: the nature and timing of any additional companion diagnostic development collaborations we may establish; market acceptance and the level of sales of our existing products and new product candidates; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. Our cash used in operations for the year ended December 31, 2018 was $54.1 million, including $23.6 million in cash receipts from our collaboration agreements. The timing and amount of such receipts in the future are uncertain, and therefore we may be required to secure larger amounts of cash to fund our planned operations.
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

Debt Instruments
Term Loan Agreements
In April 2014, we entered into a term loan agreement, or the 2014 Term Loan, under which we could borrow up to $45.0 million. In October 2015, we amended the 2014 Term Loan primarily to increase the maximum borrowing capacity to $60.0 million, excluding deferred interest, reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the 2014 Term Loan, borrowings accrued interest at 12.0% annually, payable quarterly, of which 3.0% could be deferred during the first six years of the amended term at our option and paid together with the principal at maturity. We borrowed a total of $45.0 million under the 2014 Term Loan through June 2016, excluding deferred interest. On December 31, 2016, our option to borrow the remaining $15.0 million under the 2014 Term Loan expired. Total borrowings and deferred interest under the 2014 Term Loan were $49.3 million as of December 31, 2017.
In October 2018, we entered into an amended and restated term loan agreement, or the 2018 Term Loan, under which we may borrow up to $100.0 million, which is due and payable in September 2024. At closing, we received net proceeds of approximately $7.8 million, pursuant to borrowings of $60.0 million under the new facility, net of repayment of our 2014 Term Loan of $50.4 million, including deferred interest and transaction-related fees and expenses. Of the $40.0 million in additional borrowing capacity under the 2018 Term Loan, we have the option to borrow up to $20.0 million until June 2019 subject to no further terms and conditions, and up to an additional $20.0 million until March 2020, subject to the achievement of annual revenue thresholds as at or prior to December 31, 2019.
The 2018 Term Loan accrues interest at a rate of 10.5%, payable quarterly, of which 3.0% may be deferred during the six year term at our option and repaid at maturity together with the principal. We paid an upfront fee of 0.5% of the aggregate principal amount of the initial borrowing under the 2018 Term Loan, and will pay a facility fee equal to 2.0% of the total amount borrowed including any deferred interest at the time the principal is repaid. A long-term liability of $1.4 million is being accreted using the effective interest method for the facility fee over the term of the 2018 Term Loan. Additional borrowings under the 2018 Term Loan will bear the same upfront and facility fees.
In connection with 2018 Term Loan, warrants to purchase an aggregate of 341,578 shares of common stock with an exercise price per share of $21.12 were issued to the lenders, and, in the event additional amounts are drawn under the 2018 Term Loan, additional warrants will be issued on each subsequent draw date for 0.3% of the fully-diluted shares then outstanding. The exercise price for additional warrants will be set at a 25.0% premium to the average closing trading price for the 30-day trading period as of the date immediately before the applicable draw date. The warrants issued in conjunction with the initial borrowing under the 2018 Term Loan were determined to be closely linked to our common stock, and as such, were recorded as an equity security in additional paid in capital at their relative fair value of $1.6 million with a corresponding debt discount recorded against 2018 Term Loan balance outstanding.
Total borrowings and deferred interest under the 2018 Term Loan were $60.4 million as of December 31, 2018. The balance of the 2018 Term Loan as of December 31, 2018 is net of discounts related to the warrants, debt issuance costs and other upfront fees of $2.0 million.
We have the option to prepay the 2018 Term Loan, in whole or part, at any time subject to payment of a redemption fee of up to 4.0%, which declines 1.0% after the first year of the term, with no redemption fee payable if prepayment occurs after the second year of the loan.
Obligations under the 2018 Term Loan are collateralized by substantially all of our assets. The 2018 Term Loan contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The 2018 Term Loan also includes a $2.0 million minimum liquidity covenant and annual minimum revenue-based financial covenants. If our actual revenues are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement.
2018 Revolving Loan Facility
In January 2018, we entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable. In November 2018, we entered into an amended and restated loan and security agreement to increase the borrowing capacity under the facility to $20.0 million, amend the borrowing base to include finished goods inventory, and extend the final maturity under the facility to November 2021. As of December 31, 2018, no amounts had been drawn on the facility.

Interest on borrowings is payable monthly and accrues at a yearly rate equal to the greater of the prime rate as reported in the Wall Street Journal plus 0.50%, or 4.75%. During an event of default, amounts drawn accrue interest at a yearly rate equal to 8.75%. Obligations under the agreement are secured by our cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity.
We were in compliance with our financial covenants under the 2018 Term Loan agreement and the secured revolving loan facility as of December 31, 2018.
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
Our operating cash requirements may increase in the future as we invest in the research and development of new product platforms including GeoMx DSP and Hyb & Seq, increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems and continue to promote consumable usage, including Prosigna, and develop new applications, chemistry and instruments for our nCounter platform. We cannot be certain our revenues will grow sufficiently to offset our operating expense increases, nor can we be certain that we will be successful in continuing to generate cash from new partnerships or collaborations to help fund our operations. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash used in operating activities	$(54,065)	$(51,657)	$(6,079)
Cash used in investing activities	(22,925)	(2,490)	(30,261)
Cash provided by financing activities	75,081	59,668	35,093
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
Net cash used in operating activities for 2018 consisted of our net loss of $77.4 million partially offset by $8.9 million of changes in our operating assets and liabilities and $14.4 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal pursuant to our term loan agreement, and provisions for bad debt and inventory obsolescence.
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
Investing Cash Flows
Our most significant investing activities for the years ended December 31, 2018, 2017, and 2016 were related to the purchase and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
In the years ended December 31, 2018, 2017, and 2016, we purchased $4.5 million, $4.3 million, and $4.0 million respectively, of property and equipment required to support the growth and expansion of our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and debt borrowings.
Net cash provided by financing activities for 2018 consisted of net proceeds of $53.8 million from an underwritten public offering, $13.5 million of net proceeds from our 2018 Term Loan, $3.5 million of proceeds from the exercise of stock options, and $1.5 million from proceeds associated with our Employee Stock Purchase Plan.
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
Contractual Obligations
The following table reflects a summary of our contractual obligations as of December 31, 2018.

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Lease obligations(2)	$41,714	$5,526	$11,153	$11,577	$13,458
Long-term debt obligations(3)	60,400	—	—	—	60,400
Purchase obligations(4)	17,698	17,698	—	—	—
Total	$119,812	$23,224	$11,153	$11,577	$73,858
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
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration expected to be received in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once control of a product or service has transferred to the customer, meaning the customer has the ability to use and obtain the benefit of the product or service. Revenue is recognized for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control.
Revenue from instruments, consumables and in vitro diagnostic kits is recognized generally upon shipment to the end customer, which is when title of the product has been transferred to the customer. Instrument revenue related to installation and calibration services is recognized when the customer has possession of the instrument and the services have been performed. Such services can also be provided by our distribution partners and other third parties. For instruments sold solely to run Prosigna assays, an initial training course must be provided by us prior to instrument revenue recognition.
Instrument service contracts are sold with contract terms ranging from 12-36 months and cover periods after the end of the initial 12-month warranty. These contracts include services to maintain performance within our designed specifications and a minimum of one preventative maintenance service procedure during the contract term. Revenue from services to maintain designed specifications is considered a stand-ready obligation and recognized evenly over the contract term and service revenue related to preventative maintenance of instruments is recognized when the procedure is completed. Revenue from service fees for assay processing is recognized upon the rendering of the related performance obligation.
For arrangements with multiple performance obligations, we allocate the contract price in proportion to its stand-alone selling price. We use our best estimate of stand-alone selling price for its products and services based on average selling prices over a 12-month period and reviews its stand-alone prices annually.
Product and service revenues from sales to customers through distributors are recognized consistent with the policies and practices for direct sales to customers, as described above.
We enter into collaboration agreements that may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or other designated activities. We are able to estimate the total expected cost of product development and other services under these arrangements and recognize collaboration revenue using a contingency-adjusted proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash received, amounts contractually due, or the amounts of any product development or other contractual milestone payments when achievement of a milestone is deemed to be probable. Changes in estimates of total expected collaboration product development or other costs are accounted for prospectively as a change in estimate. From period to period, collaboration revenue can fluctuate substantially based on the achievement or probable achievement of product development or other milestones, or as estimates of total expected collaboration product development or other costs are changed or updated. We may recognize revenue from collaboration agreements that do not include upfront or milestone-based payments. Amounts due to collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense, based on the nature of the related activities.

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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on January 1, 2019 and sustained throughout the period ending December 31, 2019, would not be material.

As of December 31, 2018, the principal and deferred interest outstanding under our term borrowings was $60.4 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
NANOSTRING TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NanoString Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NanoString Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (“collectively referred to as the consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to: (i) an ineffective control environment as the Company had an insufficient complement of resources with an appropriate level of information technology (“IT”) controls knowledge, expertise and training commensurate with the Company’s financial reporting requirements which contributed to additional material weaknesses in that the Company (ii) did not design and maintain effective controls over certain IT general controls for the significant applications used in the preparation of the financial statements, and (iii) did not design and maintain controls to timely detect and independently review instances where individuals with access to post a journal entry may also have edited or created the journal entry.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 11, 2019

We have served as the Company's auditor since 2008.

NanoString Technologies, Inc.
Consolidated Balance Sheets

	December 31,
	2018	2017
	(In thousands, except par value amounts)
Assets
Current assets:
Cash and cash equivalents	$24,356	$26,136
Short-term investments	69,641	51,419
Accounts receivable, net	17,279	19,564
Inventory, net	13,173	20,057
Prepaid expenses and other current assets	7,258	4,745
Total current assets	131,707	121,921
Restricted cash	—	143
Property and equipment, net	15,171	14,057
Other assets	680	641
Total assets	$147,558	$136,762
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,636	$4,092
Accrued liabilities	3,705	4,507
Accrued compensation and other employee benefits	12,060	8,634
Customer deposits	8,167	8,945
Deferred revenue, current portion	9,890	9,229
Deferred rent, current portion	657	512
Total current liabilities	43,115	35,919
Deferred revenue, net of current portion	1,620	3,304
Deferred rent and other liabilities, net of current portion	7,558	8,499
Long-term debt, net of discounts	58,396	48,931
Total liabilities	110,689	96,653
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 30,913 and 25,421 shares issued and outstanding at December 31, 2018 and 2017, respectively	3	2
Additional paid-in-capital	428,162	353,308
Other comprehensive loss	(40)	(99)
Accumulated deficit	(391,256)	(313,102)
Total stockholders’ equity	36,869	40,109
Total liabilities and stockholders’ equity	$147,558	$136,762

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Revenue:
Product and service	$83,523	$72,010	$69,134
Collaboration	23,209	42,895	17,355
Total revenue	106,732	114,905	86,489
Costs and expenses:
Cost of product and service revenue	36,331	31,880	30,245
Research and development	61,599	46,888	34,720
Selling, general and administrative	78,195	74,334	62,700
Total costs and expenses	176,125	153,102	127,665
Loss from operations	(69,393)	(38,197)	(41,176)
Other income (expense):
Interest income	1,331	809	390
Interest expense	(7,431)	(6,153)	(5,672)
Other income (expense)	(1,658)	183	(515)
Total other income (expense)	(7,758)	(5,161)	(5,797)
Net loss before provision for income taxes	(77,151)	(43,358)	(46,973)
Provision for income taxes	(249)	(204)	(116)
Net loss	$(77,400)	$(43,562)	$(47,089)
Net loss per share—basic and diluted	$(2.78)	$(1.84)	$(2.34)
Weighted average shares used in computing basic and diluted net loss per share	27,883	23,731	20,116

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net loss	$(77,400)	$(43,562)	$(47,089)
Other comprehensive income (loss):
Change in unrealized gain (loss) on short-term investments	59	(42)	(28)
Comprehensive loss	$(77,341)	$(43,604)	$(47,117)

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balances at January 1, 2016	19,570	$2	$242,693	$(29)	(222,451)	$20,215
Issuance of common stock net of issuance costs of $1.0 million	1,333	—	26,073	—	—	26,073
Issuance of common stock for employee stock purchase plan	139	—	1,489	—	—	1,489
Exercise of stock options	349	—	2,607	—	—	2,607
Exercise of common stock warrants, net	133	—	—	—	—	—
Vesting of restricted stock units	5	—	—	—	—	—
Stock-based compensation	—	—	9,038	—	—	9,038
Net loss	—	—	—	—	(47,089)	(47,089)
Other comprehensive (income) loss	—	—	—	(28)	—	(28)
Balances at December 31, 2016	21,529	2	281,900	(57)	(269,540)	12,305
Issuance of common stock net of issuance costs of $1.3 million	3,450	—	56,486	—	—	56,486
Issuance of common stock for employee stock purchase plan	139	—	1,793	—	—	1,793
Issuance of common stock warrants	—	—	674	—	—	674
Exercise of stock options	228	—	1,086	—	—	1,086
Exercise of common stock warrants, net	29	—	—	—	—	—
Vesting of restricted stock units, net	46	—	—	—	—	—
Stock-based compensation	—	—	11,369	—	—	11,369
Net loss	—	—	—	—	(43,562)	(43,562)
Other comprehensive (income) loss	—	—	—	(42)	—	(42)
Balances at December 31, 2017	25,421	2	353,308	(99)	(313,102)	40,109
Cumulative effect of a change in accounting policy(1)	—	—	—	—	(754)	(754)
Issuance of common stock net of issuance costs of $3.7 million	4,600	1	53,828	—	—	53,829
Issuance of common stock warrants	—	—	4,593	—	—	4,593
Exercise of stock options	431	—	3,507	—	—	3,507
Issuance of common stock for employee stock purchase plan	257	—	1,451	—	—	1,451
Exercise of common stock warrants, net	118	—	—	—	—	—
Vesting of restricted stock units, net	86	—	—	—	—	—
Stock-based compensation	—	—	11,475	—	—	11,475
Net loss	—	—	—	—	(77,400)	(77,400)
Other comprehensive (income) loss	—	—	—	59	—	59
Balances at December 31, 2018	30,913	$3	$428,162	$(40)	$(391,256)	$36,869

(1) Effective January 1, 2018, we adopted Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers. See Note 2. Significant Accounting Policies and Note 3. Revenue from Contracts with Customers for more information.

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Operating activities
Net loss	$(77,400)	$(43,562)	$(47,089)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,070	3,354	2,977
Stock-based compensation expense	11,475	11,369	9,038
Repayment of accrued interest of long-term debt	(5,446)	—	—
Loss on extinguishment of long-term debt	842	—	—
Amortization (accretion) of discount or premium on short-term investments	278	198	(20)
Amortization of debt issuance costs and discounts	438	171	158
Conversion of accrued interest to long-term debt	1,530	1,472	1,357
(Gain) loss on disposal of property and equipment	97	15	(2)
Provision for bad debt	467	361	—
Provision for inventory obsolescence	691	866	822
Changes in operating assets and liabilities
Accounts receivable	1,807	2,277	(2,476)
Inventory	5,251	(8,742)	(5,857)
Prepaid expenses and other assets	(2,714)	(1,278)	109
Accounts payable	4,640	(110)	869
Accrued liabilities	(494)	1,312	(40)
Accrued compensation and other employee benefits	3,463	295	281
Customer deposits	(778)	8,335	610
Deferred revenue	(1,779)	(29,161)	29,948
Deferred rent and other liabilities	(503)	1,171	3,236
Net cash used in operating activities	(54,065)	(51,657)	(6,079)
Investing activities
Purchases of property and equipment	(4,485)	(4,284)	(3,991)
Proceeds from sale of property and equipment	—	—	4
Proceeds from sale of short-term investments	7,910	3,600	4,700
Proceeds from maturity of short-term investments	51,300	79,599	34,800
Purchases of short-term investments	(77,650)	(81,405)	(65,774)
Net cash used in investing activities	(22,925)	(2,490)	(30,261)
Financing activities
Proceeds from long-term debt	60,000	—	5,000
Deferred costs related to long-term debt	(500)	—	—
Repayment of long-term debt and lease financing obligations	(45,000)	(58)	(226)
Fees paid upon extinguishment of debt	(1,009)	—	—
Proceeds from sale of common stock, net	53,829	56,486	26,223
Proceeds from issuance of common stock warrants	3,010	674	—
Proceeds from issuance of common stock for employee stock purchase plan	1,451	1,793	1,489
Tax withholdings related to net share settlements of restricted stock units	(207)	(313)	—
Proceeds from exercise of stock options	3,507	1,086	2,607
Net cash provided by financing activities	75,081	59,668	35,093
Net increase (decrease) in cash and cash equivalents	(1,909)	5,521	(1,247)
Effect of exchange rate changes on cash and cash equivalents	(14)	32	(26)
Cash and cash equivalents and restricted cash
Beginning of year	26,279	20,726	21,999
End of year	$24,356	$26,279	$20,726

NanoString Technologies, Inc.
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Reconciliation of cash and cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$24,356	$26,136	$20,583
Restricted cash	—	143	143
Cash and cash equivalents and restricted cash at end of period	$24,356	$26,279	$20,726

Supplemental disclosures
Cash paid for interest	$6,213	$4,416	$4,071
Fair value of warrants issued with long-term debt	1,583	—	—
Cash paid for taxes	231	154	217
Purchases of property and equipment, accrued but not paid	—	—	275
Rental instruments reclassified from inventory	585	1,023	801
Non-cash inventory exchanged for services	106	—	28

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Notes to Consolidated Financial Statements
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s proprietary optical barcoding chemistry enables direct detection, identification and quantification of individual target molecules in a biological sample by attaching a unique color coded fluorescent reporter to each target molecule of interest. The Company markets its proprietary nCounter Analysis System, consisting of instruments and consumables, including its Prosigna Breast Cancer Assay, to academic, government, biopharmaceutical and clinical laboratory customers.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the amount management expects to collect from customers based on their outstanding invoices. Management reviews accounts receivable regularly to determine if any receivable will potentially be uncollectible and to estimate the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value by analyzing the status of significant past due receivables. The allowance for doubtful accounts was $0.7 million as of December 31, 2018, $0.5 million as of December 31, 2017, and $0.1 million as of December 31, 2016 and 2015. Additions to the allowance were $0.5 million, $0.4 million, and $0 for the years ended December 31, 2018, 2017, and 2016, respectively. There were write-offs of uncollectible accounts of approximately $0.2 million, $1,200, and $5,000 during the years ended December 31, 2018, 2017, and 2016 respectively.
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
The Company had one customer/collaborator, Lam Research Corporation (“Lam”), that represented 17% of total revenue for the year ended December 31, 2018 and two customers/collaborators, (1) Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), and (2) Medivation, Inc. and Astellas Pharma Inc., that represented 25% and 10%, respectively, of total revenue for the year ended December 31, 2017. The Company had one customer/collaborator, Merck, that represented 13% of total revenue for the year 2016. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of December 31, 2018 and 2017.
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
Inventory
Inventory consists of finished goods, work in process, raw materials and certain component parts to be used in manufacturing or servicing the Company’s products. Inventory is stated at the lower of cost or net realizable value. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs and market represents the lower of cost or market (replacement cost or estimated net realizable value). The Company’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand, obsolete, slow moving or impaired. In the event that the Company identifies these conditions exist in its inventory, its carrying value is reduced to its net realizable value. Inventory reserves were $3.2 million as of December 31, 2018, $2.7 million as of December 31, 2017, and $2.2 million as of December 31, 2016. Additions to the reserves were $0.7 million, $0.9 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Write-offs of inventory reserves for the years ended December 31, 2018, 2017, and 2016 were $0.3 million, $0.4 million, and $0.7 million, respectively.
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
Segments
Operating segments are defined as components of an entity for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer, who manages the operations and evaluates the financial performance on a total Company basis. The Company’s principal operations and decision-making functions are located at its corporate headquarters in the United States and the Company operates as a single operating and reporting segment.
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
The Company generates the majority of its revenue from the sale of products and services. The Company’s products consist of its proprietary nCounter Analysis Systems and related consumables. Services consist of instrument service contracts and service fees for assay processing. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities.
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
Instrument service contracts are sold with contract terms ranging from 12-36 months and cover periods after the end of the initial 12-month warranty. These contracts include services to maintain performance within the Company’s designed specifications and a minimum of one preventative maintenance service procedure during the contract term. Revenue from services to maintain designed specifications is considered a stand-ready obligation and recognized evenly over the contract term. Revenue from service fees for assay processing is recognized upon the rendering of the related performance obligation.
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
For the years ending December 31, 2017 and 2016, the Company recognized revenue related to its products and services based on the applicable accounting standards for revenue recognition which were in effect for those periods. The accounting standards in effect for years prior to 2018 allowed revenue to be recognized when (1) persuasive evidence of an arrangement existed, (2) delivery occurred or services had been rendered, (3) the price to the customer was fixed or determinable and (4) collectability was reasonably assured. A delivered product or service was considered to be a separate unit of accounting when it had value to the customer on a stand-alone basis. Products or services had value on a stand-alone basis if they were sold separately by any vendor or the customer could resell the delivered product.
Instruments, consumables and in vitro diagnostic kits were considered to be separate units of accounting as they were sold separately and revenue was recognized upon transfer of ownership, which was generally upon shipment. Instrument revenue related to installation and calibration services was recognized when services were rendered by the Company.
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
For arrangements with multiple deliverables, the Company allocated the agreement consideration at the inception of the agreement to the deliverables based upon their relative selling prices. Selling prices were established by reference to vendor specific objective evidence based on stand-alone sales transactions for each deliverable. Vendor specific objective evidence was considered to have been established when a substantial majority of individual sales transactions within the previous 12-month period fall within a reasonably narrow range, which the Company defined to be plus or minus 15% of the median sales price of actual stand-alone sales transactions. The Company used its best estimate of selling price for individual deliverables when vendor specific objective evidence or third-party evidence was unavailable. Allocated revenue was only recognized for each deliverable when the revenue recognition criteria was met.
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
Selling, General and Administrative
Selling expenses consist primarily of personnel related costs for sales and marketing, contracted services and service fees and are expensed as the related costs are incurred. Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising costs totaled approximately $4.8 million, $5.9 million, and $5.3 million during the years ended December 31, 2018, 2017, and 2016, respectively.
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
Guarantees and Indemnifications
In the normal course of business, the Company guarantees and/or indemnifies other parties, including vendors, lessors and parties to transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. It is not possible to determine the maximum potential amount the Company could be required to pay under these indemnification agreements, since the Company has not had any prior indemnification claims, and each claim would be based upon the unique facts and circumstances of the claim and the particular provisions of each agreement. In the opinion of management, any such claims would not be expected to have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. The Company did not have any related liabilities recorded at December 31, 2018 and 2017.
Comprehensive Loss
Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on short-term investments are included in comprehensive (income) loss.
Recently Adopted Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. In March 2016, the FASB issued “ASU 2016-08, Principal vs Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued “ASU 2016-10, Identifying Performance Obligations and Licensing” which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued “ASU 2016-12, Narrow-Scope Improvements and

Practical Expedients” which provides practical expedients for contract modifications and clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. The standards require an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance replaces most existing revenue recognition guidance and requires more extensive disclosures related to revenue recognition, particularly in quarterly financial statements. A cumulative effect of applying the new revenue standard has been recognized as an adjustment to the opening balance of retained earnings as of January 1, 2018, using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.
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
Recent Accounting Pronouncements
In February 2016, FASB issued “ASU 2016-02, Leases – Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. In August 2018, FASB issued “ASU 2018-11, Leases (Topic 842): Targeted Improvements,” which allows the cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, FASB issued “ASU-2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors,” which provides an election for lessors to exclude sales and related taxes collected from lessees from consideration in the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to third parties by lessees, and clarifies lessors accounting for variable payments related to both lease and nonlease components.
The Company will adopt the standard as of January 1, 2019, using the modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. The Company is in the process of evaluating the impact of this standard and expects it to primarily relate to its operating leases for office and laboratory space noted in “Part 1. Item 2. Properties” of this Annual Report on Form 10-K, for which the Company will record a lease liability and corresponding right-of-use asset upon adoption. Future undiscounted obligations related to the Company’s facility leases in effect as of December 31, 2018, are included in the table of future minimum lease payments disclosed in Note 14. The Company does not expect the impact of adoption to have a significant impact on its consolidated results of operations or cash flows, but does anticipate significant new disclosure requirements.
In June 2016, FASB issued “ASU 2016-13, Financial Instruments — Credit Losses (Topic 326)” and subsequently in November 2018, “ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” The standard requires disclosure regarding expected credit losses on financial instruments at each reporting date, and changes how other than temporary impairments on investments securities are recorded. The standard will become effective for the Company beginning January 1, 2020 with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In February 2018, FASB issued “ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new guidance permits companies to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Act”) on items within accumulated other comprehensive income to retained earnings. The Company will adopt the standard as of January 1, 2019 and is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In August 2018, FASB issued “ASU 2018-15, Intangibles — Goodwill and other — Internal-use software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will become effective for the Company beginning on January 1, 2020, with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
In November 2018, the FASB issued “ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” The new guidance clarifies when certain transactions between collaborative arrangement participants which should be accounted for as revenue under Topic 606. The standard will become effective for the Company beginning on January 1, 2020, with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
3. Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the new standard for revenue recognition provided in “ASU 2014-09, Revenue from Contracts with Customers” and has applied the modified retrospective transition method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a transition adjustment which reduced opening retained earnings by $0.8 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue standard. The Company's revenues for the twelve months ended December 31, 2018 included the recognition of $0.8 million, as a result of adopting the new revenue standard and satisfying certain performance obligations during the period.
The Company has determined that its collaborative agreements fall within the scope of ASC 808, Collaborative Arrangements, and applies the principles of ASC 606, Revenue from Contracts with Customers, in the measurement and recognition of revenue. In addition, the Company has concluded that when service contracts are sold as part of a bundled arrangement with other products and services, these contracts will no longer be accounted for under separate accounting guidance, but rather included as a separate performance obligation within a contract subject to the new standard, which includes their inclusion in the determination and allocation of the aggregate transaction price, and recognition of revenue upon the delivery of the performance obligation.
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

Disaggregated Revenues
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Year Ended December 31, 2018
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$12,033	$6,677	$2,731	$21,441
Consumables	29,653	10,847	3,347	43,847
In vitro diagnostic kits	3,014	6,094	337	9,445
Total product revenue	44,700	23,618	6,415	74,733
Service revenue	6,228	2,097	465	8,790
Total product and service revenue	50,928	25,715	6,880	83,523
Collaboration revenue	23,209	—	—	23,209
Total revenues	$74,137	$25,715	$6,880	$106,732

	Year Ended December 31, 2017(1)
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$10,556	$6,561	$3,722	$20,839
Consumables	25,583	9,934	2,794	38,311
In vitro diagnostic kits	2,473	3,982	290	6,745
Total product revenue	38,612	20,477	6,806	65,895
Service revenue	4,592	1,314	209	6,115
Total product and service revenue	43,204	21,791	7,015	72,010
Collaboration revenue	42,895	—	—	42,895
Total revenues	$86,099	$21,791	$7,015	$114,905

	Year Ended December 31, 2016(1)
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$12,086	$7,900	$4,243	$24,229
Consumables	27,015	7,481	3,049	37,545
In vitro diagnostic kits	1,517	2,476	175	4,168
Total product revenue	40,618	17,857	7,467	65,942
Service revenue	2,357	640	195	3,192
Total product and service revenue	42,975	18,497	7,662	69,134
Collaboration revenue	17,355	—	—	17,355
Total revenues	$60,330	$18,497	$7,662	$86,489
(1) Amounts have not been retrospectively modified to reflect the adoption of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, for the years ended December 31, 2017 and 2016, respectively.
Contract balances and remaining performance obligations
Contract liabilities are included in the current and long-term portions of deferred revenue of $11.5 million and $12.5 million as of December 31, 2018 and December 31, 2017, respectively, and within customer deposits of $8.2 million and $8.9 million as of December 31, 2018 and December 31, 2017, respectively, on the consolidated balance sheets. Total contract liabilities decreased by $1.8 million for the twelve months ended December 31, 2018 as a result of cash payments received of $29.0 million related to our collaborations and service contracts, partially offset by the recognition of previously deferred revenue of $30.8 million for the completion of certain performance obligations during the period. The Company did not record any contract assets as of December 31, 2018.
Unsatisfied or partially unsatisfied performance obligations related to collaboration agreements as of December 31, 2018 were $13.4 million and are expected to be completed over the period of each collaboration agreement, through June 2020. Performance obligations related to product and service contracts as of December 31, 2018 were $6.3 million and are expected to be completed over the term of the related contract, through August 2023.
Practical expedients
The Company generally recognizes expense related to the acquisition of contracts, such as sales commissions, at the time of revenue recognition, which is generally in the same period products are sold, and in the case of services, revenue is recognized as services are rendered or over the period of time covered by the service contract, which is typically 12-months from the sale. The Company has not established any contract assets or liabilities related to contract acquisition costs as of December 31, 2018. The Company records commission expenses within selling, general and administrative expenses.
Impact of new revenue standard
In accordance with the new revenue guidance, which the Company adopted effective January 1, 2018, the disclosure of the impact of adoption of this new standard to our consolidated statements of operations was as follows:

	Year Ended December 31, 2018
(in thousands, except per share amounts)	As Reported	Amounts under previous revenue standard	Effect of Change
Revenue:
Product and service	$83,523	$82,769	$754
Collaboration	23,209	23,209	—
Total revenue	106,732	105,978	754
Net loss	$(77,400)	$(78,154)	$754
Net loss per share - basic and diluted	$(2.78)	$(2.80)	$0.02
The adoption of the new revenue standard did not have an aggregate impact on the Company’s net cash provided by operating activities, but resulted in offsetting changes in certain liabilities presented within net cash provided by operating activities in the Company’s consolidated statement of cash flows, as reflected in the above tables.

4. Short-term Investments
Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$47,299	$1	$(21)	$47,279
U.S. government-related debt securities	14,972	—	(11)	14,961
Asset-backed securities	$7,410	$—	$(9)	$7,401
Total available-for-sale securities	$69,681	$1	$(41)	$69,641

Type of securities as of December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$35,567	$—	$(53)	$35,514
U.S. government-related debt securities	15,951	—	(46)	15,905
Total available-for-sale securities	$51,518	$—	$(99)	$51,419

The fair values of available-for-sale securities by contractual maturity at December 31 were as follows (in thousands):

	2018	2017
Maturing in one year or less	$69,641	$39,985
Maturing in one to three years	—	11,434
Total available-for-sale securities	$69,641	$51,419
The Company has the ability to sell its available-for-sale investments maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the consolidated balance sheet.
The following table summarizes investments that have been in a continuous unrealized loss position as of December 31, 2018 (in thousands).

	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate debt securities	$14,957	$(15)	$2,516	$(6)	$17,473	$(21)
U.S. government-related debt securities	14,961	(11)	—	—	14,961	(11)
Asset-backed securities	7,401	(9)	—	—	7,401	(9)
Total	$37,319	$(35)	$2,516	$(6)	$39,835	$(41)
The Company invests in securities that are rated investment grade or better. The unrealized losses on investments as of December 31, 2018 and December 31, 2017 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2018, there were no investments in its portfolio that were other-than-temporarily impaired.
5. Fair Value Measurements
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

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

Type of securities as of December 31, 2018	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$16,293	$—	$—	$16,293
Short-term investments:
Corporate debt securities	—	47,279	—	47,279
U.S. government-related debt securities	—	14,961	—	14,961
Asset-backed securities	—	7,401	—	7,401
Total	$16,293	$69,641	$—	$85,934

Type of securities as of December 31, 2017	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$22,398	$—	$—	$22,398
Short-term investments:
Corporate debt securities	—	35,514	—	35,514
U.S. government-related debt securities	—	15,905	—	15,905
Total	$22,398	$51,419	$—	$73,817
6. Inventory, Net
Inventory consisted of the following at December 31 (in thousands):

	2018	2017
Raw materials	$3,408	$5,743
Work in process	4,054	4,845
Finished goods	5,711	9,469
Total inventory	$13,173	$20,057
In 2018 and 2017, the Company transferred into property, plant and equipment net amounts totaling $0.6 million and $1.0 million, respectively, of inventory that was leased or loaned to customers, or assigned for internal use in the Company’s facilities.
7. Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	Useful Life (Years)	2018	2017
Manufacturing equipment	5	$10,625	$8,395
Lease and loaner instruments	1 - 5	4,305	4,106
Prototype instruments	2	975	2,938
Computer equipment	3	2,095	2,067
Furniture and fixtures	5	1,456	1,670
Leasehold improvements	Various	11,960	11,971
Construction in progress		685	158
Total property and equipment, gross		32,101	31,305
Less: Accumulated depreciation and amortization		(16,930)	(17,248)
Total property and equipment, net		$15,171	$14,057
Prototype instruments consist of nCounter instruments used in internal testing and other development activities. Accumulated depreciation on lease and loaner instruments was $2.4 million and $1.9 million at December 31, 2018 and 2017, respectively.
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2018, 2017, and 2016 totaled approximately $4.0 million, $3.3 million, and $2.9 million, respectively.
8. Long-Term Debt
Term Loan Agreements
In April 2014, the Company entered into a term loan agreement (“2014 Term Loan”), under which it could borrow up to $45.0 million. In October 2015, the Company amended the 2014 Term Loan primarily to increase the maximum borrowing capacity to $60.0 million, excluding deferred interest, reduce the applicable interest rate from 12.5% to 12.0%, extend the interest-only period through March 2021, and extend the final maturity to March 2022. Under the 2014 Term Loan, borrowings accrued interest at 12.0% annually, payable quarterly, of which 3.0% could be deferred during the first six years of the amended term at the Company’s option and paid together with the principal at maturity. The Company borrowed a total of $45.0 million under the 2014 Term Loan through June 2016, excluding deferred interest. On December 31, 2016, the Company’s option to borrow the remaining $15.0 million under the 2014 Term Loan expired. Total borrowings and deferred interest under the 2014 Term Loan were $49.3 million as of December 31, 2017.
In October 2018, the Company entered into an amended and restated term loan agreement (“2018 Term Loan”), under which it may borrow up to $100.0 million, which is due and payable in September 2024. At closing, the Company received net proceeds of approximately $7.8 million, pursuant to borrowings of $60.0 million under the new facility, net of repayment of the Company's 2014 Term Loan of $50.4 million, including deferred interest and transaction-related fees and expenses. Of the $40.0 million in additional borrowing capacity under the 2018 Term Loan, the Company has the option to borrow up to $20.0 million until June 2019 subject to no further terms and conditions, and up to an additional $20.0 million until March 2020, subject to the achievement of annual revenue thresholds as at or prior to December 31, 2019.
The term loan agreements involved multiple lenders who were considered members of a loan syndicate. In determining whether the most recent amendment was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether lenders remained the same or changed. As all the lenders who were members of the loan syndicate changed as part of the amended and restated loan agreement, the 2014 Term Loan was extinguished, and the 2018 Term Loan was treated as a new borrowing. The extinguishment resulted in a loss of approximately $0.8 million for the year ended December 31, 2018, which was included in interest expense in the accompanying consolidated statements of operations.
The 2018 Term Loan accrues interest at a rate of 10.5%, payable quarterly, of which 3.0% may be deferred during the six-year term at the Company’s option and repaid at maturity together with the principal. The Company paid an upfront fee of 0.5% of the aggregate principal amount of the initial borrowing under the 2018 Term Loan, and will pay a facility fee equal to 2.0% of the total amount borrowed including any deferred interest at the time the principal is repaid. A long-term liability of $1.4 million is being accreted using the effective interest method for the facility fee over the term of the 2018 Term Loan. Additional borrowings under the 2018 Term Loan will bear the same upfront and facility fees as the initial borrowing.
In connection with 2018 Term Loan, warrants to purchase an aggregate of 341,578 shares of common stock with an exercise price per share of $21.12 were issued to the lenders, and, in the event additional amounts are drawn under the 2018 Term Loan, additional warrants will be issued on each subsequent draw date for 0.3% of the fully-diluted shares then outstanding. The exercise price for additional warrants will be set at a 25.0% premium to the average closing trading price for the 30-day trading period as of the date immediately before the applicable draw date. The warrants issued in conjunction with the initial borrowing under the 2018 Term Loan were determined to be closely linked to the Company’s stock, and as such, were recorded as an equity security in additional paid in capital at their relative fair value of $1.6 million with a corresponding debt discount recorded against the 2018 Term Loan balance outstanding.
Total borrowings and deferred interest under the 2018 Term Loan were $60.4 million as of December 31, 2018. The balance of the 2018 Term Loan as of December 31, 2018 is net of discounts related to the warrants, debt issuance costs and other upfront fees of $2.0 million.
The Company has the option to prepay the 2018 Term Loan, in whole or part, at any time subject to payment of a redemption fee of up to 4.0%, which declines 1.0% after the first year of the term, with no redemption fee payable if prepayment occurs after the second year of the loan.
Obligations under the 2018 Term Loan are collateralized by substantially all of the Company’s assets. The 2018 Term Loan contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The 2018 Term Loan also includes a $2.0 million minimum liquidity covenant and minimum annual revenue-based financial covenants. If the Company’s actual revenues are below the minimum annual revenue requirement for any given year, it may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenues and the minimum revenue requirement.
The Company incurred $7.4 million, $6.2 million, and $5.7 million of interest expense under the term loan agreements for the years ended December 31, 2018, 2017, and 2016, respectively.
2018 Revolving Loan Facility
In January 2018, the Company entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable. In November 2018, the Company entered into an amended and restated loan and security agreement to increase the borrowing capacity under the facility to $20.0 million, amend the borrowing base to include finished goods inventory, and extend the final maturity under the facility to November 2021. As of December 31, 2018, no amounts had been drawn on the facility.

Interest on borrowings is payable monthly and accrues at a yearly rate equal to the greater of the prime rate as reported in the Wall Street Journal plus 0.50%, or 4.75%. During an event of default, amounts drawn accrue interest at a yearly rate equal to 8.75%. Obligations under the agreement are secured by the Company’s cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. The Company incurred $0.1 million of interest expense under the revolving loan facility for the year ended December 31, 2018.
The Company was in compliance with its financial covenants under the 2018 Term Loan and the secured revolving loan facility as of December 31, 2018.
Long-term debt consisted of the following at December 31 (in thousands):

	2018	2017
Borrowings under term loan agreements	$60,000	$45,000
Paid in-kind interest on term loan agreements	400	4,315
Unamortized debt discounts	(2,004)	(384)
Long-term debt, net of discounts	$58,396	$48,931
Scheduled future payments of principal for outstanding debt were as follows at December 31:

2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	60,400
$60,400
9. Collaboration Agreements
The Company evaluates the statement of operations classification of payments between the participants in each of its collaboration agreements at inception based on the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement. The Company has determined that amounts to be received from collaborators in connection with the collaboration agreements entered into through December 31, 2018 are related to revenue generating activities.
The Company uses a contingency-adjusted proportional performance model to recognize revenue over the Company’s performance period for each collaboration agreement that includes up front, or milestone-based or other contractual payments. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is a factor of and limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively in the period of change.
The Company recognizes revenue from collaboration agreements that do not include up front, milestone-based, or other contractual payments when earned, which is generally in the same period that related costs are incurred. Amounts due to collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense, based on the nature of the related activities.
Lam Research Corporation
In August 2017, the Company entered into a collaboration agreement with Lam Research Corporation (“Lam”) with respect to the development of the Company’s Hyb & Seq platform product candidate. Pursuant to the terms of the collaboration agreement, Lam will contribute up to an aggregate of $50.0 million, with amounts thereunder payable quarterly, to be applied to the research and development of the Company’s Hyb & Seq platform, based on allowable development costs. Lam is eligible to receive certain single-digit percentage royalty payments from the Company on net sales of certain products and technologies developed under the collaboration agreement, if any such net sales are ever achieved. The maximum amount of royalties payable to Lam will be capped at an amount up to three times the amount of development funding actually provided by Lam. The Company retains exclusive rights to obtain regulatory approval, manufacture and commercialize the Hyb & Seq products.

Lam participates in research and product development through a joint steering committee. The Company will reimburse Lam for the cost of up to 10 full-time Lam employees each year in accordance with the product development plan.
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
The Company recognized revenue related to the Lam agreement of $18.6 million and $3.7 million for the years ended December 31, 2018 and 2017, respectively. The Company received development funding of $21.7 million and $13.4 million related to the Lam collaboration for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the Company had recorded $1.9 million of deferred revenue related to the Lam collaboration, of which $1.2 million is estimated to be recognizable as revenue within one year. In addition, $7.3 million and $8.3 million are included in customer deposits in the consolidated balance sheets as of December 31, 2018 and 2017, respectively, which represents amounts received in advance. The Company incurred costs of $0.3 million for the year ended December 31, 2018 related to services provided by Lam employees under the terms of the agreement. As of December 31, 2018, Lam had not exercised any warrants.
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
Pursuant to the Company’s agreement as amended in February 2018, the Company is eligible to receive payments from Celgene totaling up to $24.8 million, of which $5.8 million was received as an upfront payment upon delivery of certain information to Celgene and $19.0 million is for development funding and potential success-based development and regulatory milestones. There have been several amendments to the collaboration agreement and in return the Company has received additional payments totaling $2.1 million. The Company will retain all commercial rights to the diagnostic test developed under this collaboration, subject to certain backup rights granted to Celgene to commercialize the diagnostic test in a particular country if the Company elects to cease distribution or elects not to distribute the diagnostic in such country. Assuming success in the clinical trial process, and subject to regulatory approval, the Company will market and sell the diagnostic assay.
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
The Company recognized revenue related to the Celgene agreement of $2.6 million, $0.2 million, and $3.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018, the Company had recorded $4.0 million of deferred revenue related to the Celgene collaboration, all of which is estimated to be recognizable as revenue within one year.
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
The Company recognized revenue related to the Merck agreement of $1.6 million, $27.0 million, and $8.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company received development funding of $1.1 million, $6.8 million, and $8.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, there is no remaining deferred revenue related to the Merck collaboration.
Medivation, Inc. and Astellas Pharma, Inc.
In January 2016, the Company entered into a collaboration agreement with Medivation, Inc. (“Medivation”) and Astellas Pharma Inc. (“Astellas”) to pursue the translation of a novel gene expression signature algorithm discovered by Medivation into a companion diagnostic assay using the nCounter Analysis System. In September 2016, Medivation was acquired by Pfizer, Inc. (“Pfizer”) and became a wholly owned subsidiary of Pfizer. In May 2017, the Company received notification from Pfizer and Astellas terminating the collaboration agreement as a result of a decision to discontinue the related clinical trial.
The Company recognized revenue related to the Medivation/Astellas agreement of $11.5 million and $4.8 million for the years ended December 31, 2017 and 2016, respectively, including the favorable impact of a $1.0 million termination penalty during 2017. The Company achieved and was paid for milestones totaling $6.0 million during 2016. The Company received development funding of $0.9 million, and $2.4 million for the years ended December 31, 2017 and 2016, respectively.
10. Common Stock and Preferred Stock
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation filed by the Company immediately prior to the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2018, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.
Warrants
Prior to the Company’s initial public offering, warrants to purchase preferred stock were issued related to certain financing transactions. All preferred stock warrants were converted into warrants to purchase common stock upon the effectiveness of the initial public offering. In addition, the Company has issued common stock warrants to third parties in accordance with the provisions of certain debt and collaboration agreements. As of December 31, 2018, there were 905,798 common stock warrants outstanding with a weighted average exercise price of $18.38 per share and expiration dates ranging from 2022 to 2025.
11. Stock-based Compensation
2004 Stock Option Plan and 2013 Equity Incentive Plan
The Company’s 2004 Stock Option Plan, 2013 Equity Incentive Plan, and the 2018 Inducement Equity Incentive Plan (the “Plans”) authorize the grant of options, restricted stock units (“RSUs”) and other equity awards to employees, directors and consultants. As of December 31, 2018, there were 9,022,827 shares authorized under the Plans. All options granted have a ten-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. The Board of Directors determines the option exercise price and may designate stock options granted as either incentive or nonstatutory stock options. The Company generally grants stock options to employees with exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant.
Stock Option Activity
A summary of the Company’s stock option activity under the Plans is as follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1,2018	5,196,253	$13.32	6.98	$3,861
Granted	1,186,944	8.69
Canceled and forfeited	(910,243)	14.48
Exercised	(430,602)	8.14
Outstanding at December 31, 2018	5,042,352	$12.46	6.49	$18,255

December 31, 2018:
Options vested and expected to vest	5,042,352	$12.46	6.49	$18,255
Options exercisable	3,381,664	$12.48	5.49	$12,099
The weighted-average grant-date fair value per share of options granted with exercise prices equal to the market price on the date of the grant were $4.78, $9.08, and $6.79 for the years ended December 31, 2018, 2017, and 2016, respectively. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2018. The aggregate intrinsic value of options exercised was $2.2 million during 2018, $2.4 million during 2017, and $5.0 million during 2016, determined as of the option exercise date. The fair value of options vested was $6.8 million, $8.9 million, and $6.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2018:

	Outstanding		Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Remaining Contractual Life in Years
$1.92	357,609	3.22	357,609	3.22
$2.24 – $6.72	344,531	2.62	336,231	2.46
$6.80 – $12.56	1,225,090	7.94	462,948	6.15
$12.77	484,976	5.83	463,659	5.82
$12.89 – $12.94	436,867	6.90	298,921	6.73
$13.01 – $14.95	322,713	7.22	223,186	6.61
$14.99 – $17.48	464,533	7.35	293,914	6.78
$17.83 – $18.90	1,150,432	6.49	777,347	5.62
$19.09 – $22.71	255,601	7.26	167,849	7.12
	5,042,352		3,381,664
Restricted Stock Unit (RSU) Activity
A summary of RSU activity under the Plans is as follows:

Non-vested RSUs	Share Equivalent	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	661,707	$11.07
Changes during the year:
Granted	711,001	7.41
Vested	(109,469)	14.82
Forfeited	(122,110)	8.73
Non-vested at December 31, 2018	1,141,129	$8.68
The fair value of the RSUs is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of vested RSUs was $1.0 million, $1.1 million, and $64,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
Stock-based compensation
The following table sets forth stock-based compensation expense related to stock-based arrangements under the Plans for the years ended December 31 as follows (in thousands):

	2018	2017	2016
Cost of revenue	$616	$719	$548
Research and development	3,156	2,853	2,046
Selling, general and administrative	6,982	7,047	5,602
Total stock-based compensation expense	$10,754	$10,619	$8,196
As of December 31, 2018, total unrecognized stock-based compensation cost related to non-vested options and RSUs was $15.7 million. This cost will be recognized on a straight-line basis over the weighted-average remaining service period of 2.16 years. The Company utilizes newly issued shares to satisfy option exercises. No tax benefit was recognized related to stock-based compensation cost since the Company has not reported taxable income to date and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.

Valuation assumptions
The fair value of each employee option grant as of December 31 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2018	2017	2016
Risk-free interest rates	2.22% - 3.01%	1.40% - 2.26%	1.18% - 2.12%
Expected term (years)	5.50 - 6.09	5.50 - 6.25	5.50 - 6.50
Expected dividend yield	—	—	—
Expected volatility	56.0% - 57.7%	53.9% - 58.0%	47.0%
The risk-free interest rates are based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. For purposes of determining the expected term of the awards in the absence of sufficient historical data relating to stock-option exercises, the Company applies a simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The Company has not declared or paid any dividends and does not currently expect to do so in the foreseeable future. Expected volatility is based on the historical cumulative volatility of the Company’s stock price.
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
During 2018, 2017, and 2016, shares issued under the ESPP were 257,132, 138,972, and 139,195, respectively. The Company recorded share-based compensation expense for shares issued from the ESPP of $0.7 million, $0.8 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. A total of 1,079,647 shares of common stock have been reserved for issuance under the ESPP, of which 266,884 shares were available for issuance as of December 31, 2018.
12. Defined Contribution Retirement Plan
The Company maintains a 401(k) defined contribution retirement plan covering substantially all of its employees. The plan provides for matching and discretionary contributions by the Company. Contributions were $1.3 million, $1.2 million, and $0.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.
13. Income Taxes
Loss before income taxes for the years ended December 31 consisted of the following (in thousands):

	2018	2017	2016
Domestic	$(78,124)	$(44,324)	$(47,562)
Foreign	973	966	589
Loss before income taxes	$(77,151)	$(43,358)	$(46,973)

Significant components of our provision for income taxes for the years ended December 31 are as follows (in thousands):

	2018	2017	2016
Current:
Domestic	$—	$—	$—
Foreign	249	204	116
Total provision for income taxes	$249	$204	$116
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
A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31 are as follows (in thousands):

	2018	2017	2016
Income tax provision at statutory rate	$(16,202)	$(15,076)	$(16,010)
Tax on repatriated foreign earnings and other nondeductible items	195	179	135
Change in tax credits	(2,148)	(2,361)	(1,449)
Change in valuation allowance	19,935	(19,792)	17,824
Change in tax rate	—	37,690	—
Foreign tax and other	(1,531)	(436)	(384)
Total provision for income taxes	$249	$204	$116
At December 31, 2018, for income tax return purposes the Company has gross federal and state NOL carryforwards totaling $339.3 million and tax credit carryforwards of $9.1 million. The gross federal NOL carryforwards generated during and after fiscal 2018 totaling $55.0 million are carried forward indefinitely, while all others, if not utilized, will expire beginning in 2025 through 2038. The carryforwards may be subject to limitations under the Internal Revenue Code and applicable state tax law.
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
The effect of temporary differences and carryforwards that give rise to deferred tax assets for the years ended December 31 were as follows (in thousands):

	2018	2017
Net operating loss carryforwards	$63,442	$49,662
Research and development tax credit carryforwards	8,491	6,505
Foreign tax credit carryforwards	613	448
Stock-based compensation	7,703	5,664
Other	8,347	6,382
Total deferred tax assets	88,596	68,661
Less: Valuation allowance	(88,596)	(68,661)
Net deferred tax assets	$—	$—
The Company has recorded a full valuation allowance related to its deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets.

The table below summarizes changes in the deferred tax asset valuation allowance for the years ended December 31 (in thousands):

	2018	2017	2016
Balance at beginning of year	$68,661	$88,453	$70,629
Charged to costs and expenses	19,935	17,898	17,824
Impact of change in tax rate	—	(37,690)	—
Balance at end of year	$88,596	$68,661	$88,453
The total balance of unrecognized gross tax benefits for the years ended December 31, resulting from research and development tax credits claimed on the Company’s annual tax return was as follows (in thousands):

	2018	2017	2016
Unrecognized tax benefits at beginning of year	$2,168	$1,524	$1,041
Additions based on current year tax positions	662	644	483
Unrecognized tax benefits at end of year	$2,830	$2,168	$1,524
The Company classifies applicable interest and penalties on amounts due to tax authorities as a component of the provision for income taxes. The amount of accrued interest and penalties recorded in 2018, 2017, or 2016 was not significant. The Company does not anticipate that the amount of its existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of net operating loss carryforwards in most jurisdictions, the Company’s tax years remain open for examination by U.S. taxing authorities back to 2004.
14. Commitments and Contingencies
Operating Leases
The Company is obligated to make future minimum payments under three operating leases for 107,901 square feet of space used for general office, laboratory, manufacturing, operations, and research and development purposes primarily in Seattle, Washington. The leases expire beginning in 2019 to 2026 and include options to renew at the then current fair market rental for each of the facilities. The lease agreements contain rent abatement periods, scheduled rent increases and provide for tenant improvement allowances. Accordingly, the Company has recorded a deferred rent liability of $8.2 million and $8.7 million as of December 31, 2018 and 2017, respectively. This deferred rent liability is amortized over the term of the related lease.
Rent expense totaled approximately $4.9 million, $4.8 million, and $3.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Future minimum lease payments under noncancelable operating leases as of December 31, 2018 were as follows (in thousands):

2019	$5,526
2020	5,560
2021	5,593
2022	5,708
2023	5,869
Thereafter	13,458
$41,714
Purchase Commitments
The Company has non-cancellable purchase obligations totaling $17.7 million at December 31, 2018 related to binding commitments to purchase inventory and other research and development items.
Contingencies
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Additionally, the Company operates in various states and local jurisdictions for which sales, occupation, or franchise taxes may be payable to certain taxing authorities. Management believes that there are no claims or actions pending against the Company currently, the ultimate disposition of which would have a material adverse effect on the Company’s consolidated results of operation, financial condition or cash flows.
15. Net Loss Per Share
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
The following outstanding options, restricted stock units and warrants as of December 31 were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	2018	2017	2016
Options to purchase common stock	5,395	5,335	4,711
Restricted stock units	1,147	313	115
Common stock warrants	535	317	491
16. Information about Geographic Areas
The following table is based on the geographic location of distributors or end users who purchased products and services and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end user. Revenue by geography as of December 31 was as follows (in thousands):

	2018	2017	2016
Americas	$74,137	$86,099	$60,330
Europe & Middle East	25,715	21,791	18,497
Asia Pacific	6,880	7,015	7,662
Total revenue	$106,732	$114,905	$86,489
Total revenue in the United States was $71.2 million, $84.0 million, and $58.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.
17. Condensed Quarterly Financial Data (unaudited)
The following table contains selected unaudited financial data for each quarter of 2018 and 2017. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2018
Total revenue	$23,085	$24,999	$28,616	$30,032
Product and service gross profit	$10,350	$11,832	$12,162	$12,848
Net loss	$(19,202)	$(20,601)	$(16,486)	$(21,111)
Net loss per share – basic and diluted	$(0.75)	$(0.80)	$(0.56)	$(0.68)
2017
Total revenue	$18,063	$34,592	$27,016	$35,234
Product and service gross profit	$8,602	$10,086	$9,610	$11,832
Net loss	$(18,852)	$(4,555)	$(11,404)	$(8,751)
Net loss per share – basic and diluted	$(0.87)	$(0.20)	$(0.45)	$(0.34)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, described below.
Following identification of the material weaknesses and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2018. Based on these procedures, management concluded that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. PricewaterhouseCoopers, LLP, an independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements, which is included in Item 8 of this Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness related to (i) an ineffective control environment as we had an insufficient complement of resources with an appropriate level of information technology (“IT”) controls knowledge, expertise and training commensurate with our financial reporting requirements. This material weakness contributed to additional material weaknesses:
(ii) We did not design and maintain effective controls over certain IT general controls for the significant applications used in the preparation of the financial statements. Specifically, we did not maintain user access controls to adequately restrict user and privileged access to the financial application, programs, and data to appropriate personnel.

Additionally, we also did not maintain adequate program change management controls for certain financial systems to ensure that IT program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately.
(iii) We did not design and maintain controls to timely detect and independently review instances where individuals with access to post a journal entry may also have edited or created the journal entry.
These material weaknesses did not result in any identified misstatements to our annual or interim financial statements, and there were no changes to previously released financial results. These material weaknesses could result in a misstatement to the account balances or disclosures within the financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Based on these material weaknesses, management concluded that as of December 31, 2018, our internal control over financial reporting was not effective.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation Efforts
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) implementing an improved IT process and system for approving, monitoring and implementing IT changes to key systems which impact our financial reporting; (ii) implementing improved processes for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required; (iii) enhancing our training programs and documentation practices which address ITGCs and related policies; and (iv) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. We believe that these actions will remediate the material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information Concerning our Directors
The following table sets forth the name, age and certain background information regarding each member of the board of directors as of March 11, 2019. There are no family relationships among any of the directors or executive officers.

Nominees	Class	Age	Position	Director Since
R. Bradley Gray	I	42	Director, President and Chief Executive Officer	2010
William D. Young(1)(3)	III	74	Chairman of the Board	2010
Elisha W. Finney(1)	II	57	Director	2017
Nicholas Galakatos, Ph.D.(2*)(3)	III	61	Director	2009
Robert M. Hershberg, M.D., Ph.D.(3)	I	56	Director	2015
Kirk D. Malloy, Ph.D.(2)	I	52	Director	2016
Gregory Norden(1*)(2)	II	61	Director	2012
Charles P. Waite(1)(3*)	II	63	Director	2004

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating and corporate governance committee

*	Denotes chair of such committee
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
William D. Young has served as the chairman of the board of directors since January 2010 and as a member of the audit committee since November 2011 and nominating and corporate governance committee since September 2013. Mr. Young is a Senior Advisor at Blackstone Life Sciences since November 2018, following Blackstone's acquisition of Clarus Ventures. Prior to Blackstone he was a Venture Partner at Clarus Ventures, a health care and life sciences venture capital firm, which he joined in March 2010. Prior to joining Clarus Ventures, Mr. Young served from 1999 until June 2009 as chairman of the board of directors and Chief Executive Officer of Monogram Biosciences, a biotechnology company acquired by Laboratory Corporation of America in June 2009. From 1980 to 1999 Mr. Young was employed at Genentech, a biotechnology company acquired by Roche in March 2009, most recently as Chief Operating Officer from 1997 to 1999, where he was responsible for all Product Development, Manufacturing and Commercial functions. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and became Vice President in 1983. Prior to joining Genentech, Mr. Young worked at Eli Lilly & Co. for 14 years and held various positions in production and process engineering, antibiotic process development and production management. Mr. Young is a member of the boards of directors of Vertex Pharmaceuticals and Theravance Biopharma where he is the lead independent director. Mr. Young retired from BioMarin Pharmaceutical's board of directors in November 2015 and from Biogen Inc.'s board of directors as chairman in June 2014. Mr. Young received his M.B.A. from Indiana University and his B.S. in chemical engineering from Purdue University, and an honorary doctorate of engineering from Purdue University. Mr. Young was elected to The National Academy of Engineering in 1993 for his contributions to biotechnology. We believe that Mr. Young’s demonstrated leadership in his field, his understanding of the industry and his senior management experience in several companies in our industry qualify him to serve as the chairman of the board of directors.
Elisha W. Finney has served as a member of the board of directors and as a member of the audit committee since May 2017. Ms. Finney retired in May 2017 from her position as the Executive Vice President and CFO of Varian Medical Systems, a publicly-traded developer of cancer care solutions. At Varian, her management responsibilities included corporate accounting, corporate communications and investor relations, internal audit, risk management, tax and treasury, and corporate information systems. Ms. Finney was named vice president, finance and CFO of Varian Medical Systems in April 1999, Senior Vice President and CFO in 2005 and Executive Vice President and CFO in 2012. She joined Varian as risk manager in 1988. Prior to joining Varian, Ms. Finney was with the Fox Group, a property management company in Foster City, California and Beatrice Foods in Chicago, Illinois. She holds a BA degree in risk management and insurance from the University of Georgia as well as an MBA degree from Golden Gate University in San Francisco. Ms. Finney currently serves on the board of directors at ICU Medical, Inc., a publicly traded infusion-therapy company, iRobot Corporation, a publicly-traded maker of consumer robots, CUTERA, Inc., a publicly-traded maker of cosmetic and aesthetic laser equipment, and METTLER-TOLEDO International Inc., a publicly-traded maker and marketer of precision instruments for use in laboratory, industrial and food retailing applications, and she previously served as a board member at Altera Corporation, Thoratec and Laserscope. We believe that Ms. Finney is qualified to serve as a director of NanoString because of her more than 25 years of financial and life science expertise.
Nicholas Galakatos, Ph.D. has served as a member of the board of directors, as the chairman of the compensation committee and as a member of the nominating and corporate governance committee since June 2009. Dr. Galakatos is a Senior Managing Director of Blackstone, and Head of the Blackstone Life Sciences business since November 2018, following Blackstone's acquisition of Clarus Ventures. Prior to Blackstone, he was Managing Director of Clarus Ventures, a health care and life sciences venture capital firm, which he co-founded in 2005. Dr. Galakatos has been a venture capital investor since 1992, initially at Venrock Associates from 1992 to 1997 and then at MPM Capital since 2000 where he was General Partner of the Bioventures II and Bioventures III funds. From 1997 to 2000, he was Vice President, New Business, and a member of the Management Team at Millennium Pharmaceuticals, a biopharmaceutical company acquired by Takeda Pharmaceutical in May 2008. He was a founder of Millennium Predictive Medicine and TransForm Pharmaceuticals, where he also was the Chairman and founding Chief Executive Officer. Dr. Galakatos is Chairman of the Board of Directors of Entasis Therapeutics, a clinical stage biopharmaceutical company, and has been the Lead Director at Affymax Inc., and a Director of Portola Pharmaceuticals, Inc., and Aveo Pharmaceuticals, Inc. Dr. Galakatos received a B.A. degree in Chemistry from Reed College, a Ph.D. degree in Organic Chemistry from the Massachusetts Institute of Technology, and performed postdoctoral studies in molecular biology at Harvard Medical School. We believe that Dr. Galakatos is qualified to serve as a director of NanoString because of his operating experience in the biopharmaceutical industry and his extensive experience as a venture capital investor and a director of several public companies. Dr. Galakatos’s investment focus on life sciences companies also provides substantial expertise in our industry.
Robert M. Hershberg, M.D., Ph.D. has served as a member of the board of directors and as a member of the nominating and corporate governance committee since March 2015. Since March 2017, Dr. Hershberg has served as Executive Vice President of Business Development and Global Alliances of Celgene Corporation, a publicly-traded biopharmaceutical company, where he is a member of the Executive Committee and is responsible for all business development related activities across the company and management of business alliances. From January 2016 to March 2017, Dr. Hershberg served as the Chief Scientific Officer, where he was responsible for overseeing Celgene’s scientific platforms, discovery capabilities and early clinical development, and from July 2014 to January 2016, he served as Senior Vice-President of Immuno-Oncology at Celgene, where he led Celgene’s research and early development efforts across its immuno-oncology portfolio. From 2011 to 2017, Dr. Hershberg was President and Chief Executive Officer of VentiRx Pharmaceuticals, a clinical stage biopharmaceutical company, which he co-founded in 2006; from 2006 to 2011 he also served as its Executive Vice President and Chief Medical Officer. Prior to co-founding VentiRx, Dr. Hershberg served as Senior Vice President and Chief Medical Officer at Dendreon Corporation, a biotechnology company, where he led the clinical, regulatory and biometrics groups, focusing on the development of Provenge® in metastatic prostate cancer. From 2001 to 2003, Dr. Hershberg was the Vice President of Medical Genetics at Corixa, a pharmaceutical company (acquired by GlaxoSmithKline in 2005). Earlier in his career, Dr. Hershberg served as an Assistant Professor at Harvard Medical School and an Associate Physician at the Brigham and Women’s Hospital in Boston, Massachusetts. Dr. Hershberg holds clinical and research faculty positions at the University of Washington School of Medicine and is a member of the board of directors of Adaptive Biotechnologies Corp., a clinical stage biotechnology company. He completed his undergraduate degree in molecular biology and M.D. at UCLA, and his Ph.D. in biology at the Salk Institute. We believe Dr. Hershberg is qualified to serve as a director of NanoString because of his extensive experience as a senior executive officer at multiple biotechnology companies.

Kirk D. Malloy, Ph.D. has served as a member of the board of directors since September 2016 and as a member of the compensation committee since May 2017. Dr. Malloy served as Chief Executive Officer of Verogen, Inc., from August 2017 to August 2018 after founding the company and securing initial funding. Dr. Malloy is currently founder and principal at BioAdvisors, LLC, where he provides strategic consulting services to life science, diagnostics, and genomics companies. Prior to founding BioAdvisors in April 2016, he was at Illumina, Inc. from 2002 to 2016, most recently as Senior Vice President and General Manager of Life Sciences and Applied Markets from January 2014 to April 2016. From May 2005 to December 2013 he served as Vice President of Global Customer Solutions; he was also Vice President of Global Quality from December 2005 to May 2007. Dr. Malloy joined Illumina in 2002 as Senior Director of Global Customer Solutions. Before Illumina, he held various commercial leadership positions at Biosite Diagnostics and QIAGEN Inc. Dr. Malloy currently serves as Lead Independent Director for Organovo, a publicly-traded company that designs and creates functional, three-dimensional human tissues for use in medical research and therapeutic applications. He also serves as a director for several private genomics tools companies. Dr. Malloy earned his B.S. in Biology from the University of Miami, and his M.S. and Ph.D. from the University of Delaware and held post-doctoral and instructor positions at Boston University and Northeastern University. We believe Dr. Malloy is qualified to serve as a director of NanoString because of his extensive experience with more than 20 years of commercial leadership in life science tools, applied markets, and molecular diagnostics.
Gregory Norden has served as a member of the board of directors and as chairman of the audit committee since July 2012 and as a member of the compensation committee since April 2015. From 1989 to 2010, Mr. Norden held various senior positions with Wyeth/American Home Products, most recently as Wyeth’s Senior Vice President and Chief Financial Officer. Prior to this role, Mr. Norden was Executive Vice President and Chief Financial Officer of Wyeth Pharmaceuticals. Prior to his affiliation with Wyeth, Mr. Norden served as Audit Manager at Arthur Andersen & Company. Mr. Norden also serves on the boards of directors of Royalty Pharma, the industry leader in the acquisition of revenue-producing intellectual property, Univision, the leading media company serving Hispanic America, Zoetis, the leading animal health company and Entasis Therapeutics, a clinical stage biopharmaceutical company. Mr. Norden is a former director of Welch Allyn (acquired by Hill-Rom in 2015), Lumara Health (acquired by AMAG Pharmaceuticals in 2014), and Human Genome Sciences (acquired by GlaxoSmithKline in 2012). Mr. Norden received a M.S. in Accounting from Long Island University - C.W. Post and a B.S. in Management/Economics from the State University of New York - Plattsburgh. We believe that Mr. Norden’s qualifications to serve on the board of directors include his extensive financial and accounting expertise and experience at Wyeth and at Arthur Andersen & Company and his significant experience in the biopharmaceutical industry.
Charles P. Waite has served as a member of the board of directors since July 2004, as a member of the audit committee and nominating and corporate governance committee since June 2009, and as a member of the compensation committee from June 2009 to April 2017; he currently serves as chairman of the nominating and corporate governance committee. He has been a General Partner of OVP Venture Partners II and a Vice President of Northwest Venture Services Corp. since 1987, a General Partner of OVP Venture Partners III since 1994, a General Partner of OVP Venture Partners IV since 1997, a General Partner of OVP Venture Partners V since 2000, a General Partner of OVP Venture Partners VI since 2001, and a General Partner of OVP Venture Partners VII since 2007, all of which are venture capital firms. Prior to joining OVP, Mr. Waite was a General Partner at Hambrecht & Quist Venture Partners from 1984 to 1988, where he focused on investments in information technology and life sciences. He is a former director of Complete Genomics, a publicly-traded DNA sequencing platform developer (acquired by BGI-Shenzen in March 2013), and currently serves on the board of directors of eight private companies. Mr. Waite received an A.B. in history from Kenyon College and an M.B.A. from Harvard University. We believe that Mr. Waite’s significant operational and leadership experience as a venture capital investor who sits on a number of boards qualify him to serve as a director. Mr. Waite’s investment focus on life sciences companies also provides substantial expertise in our industry.
Leadership Structure
Mr. Young serves as the Chairman of the Board, and Mr. Gray serves as President and Chief Executive Officer of the Company. The roles of Chief Executive Officer and Chairman of the Board are currently separated in recognition of the differences between the two roles. We believe that it is in the best interests of our stockholders for the Board to make a determination regarding the separation or combination of these roles each time it elects a new Chairman or appoints a Chief Executive Officer, based on the relevant facts and circumstances applicable at such time. In June 2010, when Mr. Gray was first appointed President and Chief Executive Officer, the Board determined it was in the best interests of the Company to continue to maintain an independent Chairman to allow Mr. Gray to focus on his primary responsibility for the operational leadership and strategic direction of the Company.
Audit Committee of the Board
The current members of our audit committee are Messrs. Norden, Waite and Young, and Ms. Finney. Mr. Norden is chairman of the audit committee. The composition of our audit committee meets the requirements for independence under current NASDAQ Stock Market listing standards and SEC rules and regulations. Each member of our audit committee meets the financial literacy requirements of the NASDAQ Stock Market listing standards. Our board of directors has determined that each of Mr. Norden and Ms. Finney are audit committee financial experts, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the rules of The NASDAQ Stock Market. The audit committee operates under a written charter that was adopted by our board of directors and satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market. A copy of the charter is available on our website at http://investors.nanostring.com/corporate-governance.
Our audit committee oversees our corporate accounting and financial reporting process and assists the board of directors in monitoring our financial systems. Our audit committee will also:

•	approve the hiring, discharging and compensation of our independent auditors;

•	oversee the work of our independent auditors;

•	approve engagements of the independent auditors to render any audit or permissible non-audit services;

•	review the qualifications, independence and performance of the independent auditors;

•	review financial statements, critical accounting policies and estimates;

•
review the adequacy and effectiveness of our internal controls; and review and discuss with management and the independent auditors the results of our annual audit, our quarterly financial statements and our publicly filed reports.

Information Concerning Our Executive Officers
The following table sets forth the name, age and certain background information about each of our current executive officers as of March 11, 2019 who do not also serve on our Board of Directors. Officers are elected by the board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
K. Thomas Bailey	50	Chief Financial Officer
Mary Tedd Allen, Ph.D.	56	Senior Vice President, Operations
Joseph M. Beechem, Ph.D.	61	Senior Vice President, Research and Development
J. Chad Brown	61	Senior Vice President, Sales and Marketing
David W. Ghesquiere	52	Senior Vice President, Corporate & Business Development
K. Thomas Bailey has served as Chief Financial Officer since January 2018. Prior to joining our company, Mr. Bailey was Chief Financial Officer at AgaMatrix Holdings LLC, a developer, manufacturer and marketer of medical technologies for diabetes care, from March 2014 to January 2018. Prior to joining AgaMatrix, Mr. Bailey served as Chief Executive Officer of Angiotech Pharmaceuticals, a developer, manufacturer and marketer of local drug, drug delivery and medical device technologies, from October 2011 to October 2013, and served as Angiotech’s Chief Financial Officer from December 2005 to October 2011. During his time as CFO of Angiotech, Mr. Bailey directed a restructuring of Angiotech’s debt obligations pursuant to the Canadian Creditors Arrangement Act in 2011, with recognition of the restructuring pursuant to Chapter 15 under U.S. law. Mr. Bailey also serves as a Director of AgaMatrix Holdings, SCP Interventional Radiology LLC and The Homestretch Foundation, and previously served as a Director of Angiotech Pharmaceuticals, LifeCare Management Services and OncoGenex Inc. Previously, Mr. Bailey served as a Director in the health care investment banking group at Credit Suisse First Boston and Donaldson, Lufkin & Jenrette. Mr. Bailey received an A.B. in economics from Harvard University in 1990 and an M.B.A. from Harvard Business School in 1995.
Mary Tedd Allen, Ph.D. has served as Senior Vice President, Operations since May 2017, and previously served as our Vice President of Operations from February 2016 to May 2017, and as our Vice President of Manufacturing from March 2007 to February 2016. Prior to joining our company, Dr. Allen served as the Director of Research and Programs at the Washington Technology Center, Washington state’s non-profit technology-based economic development enterprise, from February 2006 to February 2007. Before joining the Washington Technology Center, Dr. Allen was Vice President of the Advanced Manufacturing and Development group at Applied Biosystems, a publicly-traded biotechnology company acquired by Invitrogen in November 2008 to form Life Technologies, from February 2002 to August 2005. Dr. Allen has more than 20 years of experience managing product development and manufacturing groups for both semiconductor and biotech applications. She received a B.A. in Chemistry from Mount Holyoke College and a Ph.D. in Chemistry from the University of Rochester.
Joseph M. Beechem, Ph.D. has served as Senior Vice President of Research and Development since April 2012. Prior to joining our company, Dr. Beechem held various positions at Life Technologies, a publicly-traded biotechnology tools company, most recently as Vice President, Head of Advanced Sequencing and Head of Global Sequencing Chemistry,

Biochemistry and Biophysics from January 2010 to April 2012. From December 2007 to December 2012, he served as Chief Technology Officer of Life Technologies. During his career at Life Technologies, he led the design and development of multiple genetic analysis technologies, the latest advanced SOLiD sequencing technology and the single molecule nano-DNA sequencing technology. Prior to joining Life Technologies, Dr. Beechem was Chief Scientific Officer at Invitrogen, a publicly-traded biotechnology company that acquired Applied Biosystems in November 2008 to form Life Technologies, from August 2003 to December 2007 and Director of Biosciences at Molecular Probes, a biotechnology company acquired by Invitrogen in 2003, from August 2000 to August 2003. Prior to his industry experience, Dr. Beechem led an NIH-funded research laboratory for 11 years as a tenured associate professor at Vanderbilt University. He has authored or co-authored more than 100 peer-reviewed papers in diverse fields such as biomathematics, physics, chemistry, physiology, spectroscopy, diagnostics and biology. Dr. Beechem is also named on nearly 40 U.S. patents or patent applications and has served on a number of editorial and scientific advisory boards. He received a B.S. in Chemistry and Biology from Northern Kentucky University and a Ph.D. in Biophysics from The Johns Hopkins University.
J. Chad Brown has served as Senior Vice President, Sales and Marketing since July 2017. Prior to joining our company, Mr. Brown served as the President and Head of Commercial Operations for North America for Qiagen N.V. from August 2015 to March 2016. From July 2007 until August 2015, Mr. Brown held a series of commercial leadership positions at Roche Diagnostics Corporation in the Applied Sciences and Centralized Diagnostics divisions, including as VP of Marketing and VP of Sales for Centralized Diagnostics and as the National Director of Sales for Genomic Systems. Previously, he held a series of sales leadership positions in medical device and healthcare companies, including Rotech Healthcare from March 2003 to December 2005, Apria Healthcare Group from January 1998 to March 2003, Chiron Diagnostics from January 1990 to January 1998, and Humana from January 1981 to January 1990. Mr. Brown earned his BS degree in Health Services Administration from the University of Kentucky.
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
Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2018, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.
Corporate Governance Principles and Code of Business Conduct and Code of Ethics
Our board of directors has adopted Corporate Governance Principles. These principles address, among other items, the responsibilities of our directors, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The board of directors also has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior financial officers. The full text of our Corporate Governance Principles, Code of Business Conduct and Code of Ethics is posted on the Corporate Governance portion of our website at http://investors.nanostring.com/corporate-governance. We will post amendments to our Corporate Governance Principles, Code of Business Conduct and Code of Ethics or waivers of the same for directors and executive officers on the same website.

Compensation of Non-Employee Directors
Compensation Policy
The compensation committee retained Arnosti Consulting, Inc., or Arnosti Consulting, an independent compensation advisory firm, to provide recommendations to the nominating and corporate governance committee, or the NCG committee, on non-employee director compensation. Arnosti Consulting provided us with competitive data, analysis and recommendations regarding any appropriate updates to the non-employee director compensation policy previously in place. For purposes of the policy, each director is classified into one of the two following categories: (1) an “employee director,” is a director who is employed by us; and (2) a “non-employee director,” is a director who is not an employee director. Only non-employee directors receive compensation under the director compensation policy, which is provided in the form of equity and cash, as described below.
For 2018, both the cash component and the equity component remained in effect at 2017 levels. We believe our non-employee director compensation program provides reasonable compensation to our non-employee directors that is appropriately aligned with our peers and is commensurate with the services and contributions of our non-employee directors. All directors will be reimbursed for expenses in their capacities as directors in accordance with our standard expense reimbursement policy. Dr. Galakatos is a senior managing director of Blackstone, which is a stockholder of our company through certain of its affiliated entities, and as a result of the internal policies of Blackstone, Dr. Galakatos is required to hold or remit any compensation received for his service on our board of directors for the benefit of Clarus Ventures or its affiliates.
Equity Compensation
Under the policy, upon joining our board of directors, each non-employee director receives an option to purchase 0.08% of our outstanding shares on the date of grant. This remains unchanged from the equity grant levels applicable to new non-employee directors under the policy as in effect in 2016 and 2017. The exercise price of the initial grant is the fair market value, as determined in accordance with our 2013 Equity Incentive Plan, on the date of the grant. The shares underlying the initial grant vest as to 50% of the total shares subject to such award on the one year anniversary of the date the director commenced services, and the remaining 50% of the total shares vest in 12 equal monthly installments thereafter, in each case, subject to continued service as a director through each vesting date.
Pursuant to the policy, at the beginning of each fiscal year, each non-employee director is granted an option to purchase 0.04% of our outstanding shares on the date of grant. The exercise price of this annual grant is the fair market value, as determined in accordance with our 2013 Equity Incentive Plan, on the date of the grant. All of the shares underlying the annual grant vest on the one year anniversary of the date of grant, subject to continued service as a director through the vesting date.
The vesting of each grant described above accelerates in full in connection with a “change in control” as defined in our 2013 Equity Incentive Plan, if the service of an outside director is terminated on or following a change in control, other than pursuant to a voluntary resignation of the director that is not at the request of the acquirer. Awards granted under the outside director compensation policy are granted pursuant to, and subject to the other terms and conditions of, our 2013 Equity Incentive Plan. Our 2013 Equity Incentive Plan provides that no non-employee director may be granted, in any fiscal year, stock-settled equity awards with a grant date fair value (determined in accordance with GAAP) of more than $500,000, with this limit increased to $1,000,000 in connection with his or her initial service, or cash-settled awards with a grant date fair value of more than $175,000, increased to $350,000 in connection with his or her initial service.
Cash Compensation
For 2018, each non-employee director receives an annual cash retainer of $40,000 for serving on the board of directors, which we believe aligned with market practices and provided our non-employee directors with reasonable compensation commensurate with their service. In addition to the annual retainer, the chairperson of the board of directors received an additional cash retainer of $40,000 for 2018, and the chairpersons of the board’s audit committee, compensation committee and nominating and corporate governance committee were entitled to an additional cash retainer of $18,000, $12,000 and $10,000 per year, respectively. Non-chairperson members of the audit committee, compensation committee and nominating and corporate governance committee were entitled to an additional cash retainer of $7,500, $6,000 and $5,000 per year, respectively. As noted, the amount of the retainers remained the same as in 2017. All cash payments are payable in four equal installments at the end of each calendar quarter during which such individual served as a director (such payments to be prorated for service during a portion of such quarter).
2019 Changes to Director Compensation Policy
In December 2018, the NCG committee retained Radford, an independent compensation consultant, to replace Arnosti Consulting based on Radford's status as the leading provider of compensation intelligence and consulting services to companies in the life sciences and technology sectors. That same month, the board suspended the annual non-employee director grants that were scheduled to be issued on January 1, 2019, in order to allow for the completion of Radford's review of the director compensation policy and the implementation of any resulting equity compensation changes.
Radford conducted an extensive review of our director compensation policies and practices and conducted an extensive market analysis. Radford confirmed that director cash compensation generally is competitive to the market, although compensation to the chairs of our audit and compensation committees slightly lagged that provided by our peers. Based on its benchmarking of director equity, Radford reported that a number of our peer companies had begun using a blend of stock options and restricted stock units, rather than just stock options. Radford also found that the prevalent peer group practice was to use a target dollar value for setting equity awards rather than a percentage of outstanding company stock methodology. Based on these findings, and the Company’s philosophy of generally delivering equity value that falls between the 50th and 75th percentiles of peer company equity levels in order to reasonably compensate our non-employee directors for their service, the NCG committee recommended to our board of directors in January 2019 the following changes to director compensation, which were subsequently approved by the board:

•
Initial equity grant of stock options for newly elected or appointed directors will be granted automatically on their start date as a non-employee director valued at $200,000 (described further below) and 1/3 of the total will vest on each anniversary of the grant date over three years, subject to continued service through each vesting date, and subject to the change in control provisions of our 2013 Equity Incentive Plan, which are described above; and

•
Annual equity grants to directors will be valued at $100,000 (described below), will be split equally (by value) between stock options and restricted stock units, and will be granted on the date of the annual stockholders' meeting each year. These equity grants will vest in full on the date that is the earlier of the one-year anniversary of the grant date, or the date immediately prior to the next annual stockholders meeting, subject to continued service through the vesting date, and subject to the change in control provisions of our 2013 Equity Incentive Plan, which are described above; and

•	Modest increases in the audit and compensation committee chair retainers to align with the market 50th percentile.
The number of options will be determined by dividing the dollar value of the grant by the Black Scholes value of a share and the number of restricted stock units will be determined by dividing the dollar value of the grant by the fair market value of a share, meaning the closing price of a share, of the company's common stock on the date of the grant. The exercise price of the initial and annual option grants is the fair market value, as determined in accordance with our 2013 Equity Incentive Plan, on the date of the grant.
In light of the suspension of the scheduled January 1, 2019 annual equity grants to our non-employee directors pending Radford’s review of our director compensation policy, the board intends to make an interim option grant valued at $50,000 to each director prior to the date of the annual stockholders' meeting on June 18, 2019. This grant will vest in full on the day prior to the date of the annual stockholders' meeting, June 18, 2019, subject to continued service as a director through the vesting date, and subject to the change in control provisions of our 2013 Equity Incentive Plan, which are described above. The regularly scheduled annual equity grants as described above will occur on the next day, the date of the annual stockholders' meeting, June 18, 2019.
2018 Director Compensation Table

Name	Fees Earned or paid in Cash	Option Awards(1)	Total
William D. Young(2)	$92,500	$40,355	$132,855
Elisha Finney(3)	47,500	40,355	87,855
Nicholas Galakatos, Ph.D.(4)	57,000	40,355	97,355
Robert M. Hershberg, M.D., Ph.D.(5)	45,000	40,355	85,355
Kirk D. Malloy, Ph.D.(6)	46,000	40,355	86,355
Gregory Norden(7)	64,000	40,355	104,355
Charles P. Waite(8)	57,500	40,355	97,855

(1)
Represents the aggregate grant date fair value of stock option awards granted in 2018. These amounts have been computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, without regard to estimated forfeitures. For a discussion of valuation assumptions, see the notes to our financial statements included in Item 8 of this report.

(2)	As of December 31, 2018, Mr. Young held options for the purchase of 125,178 shares of common stock, of which 115,010 shares were vested as of such date.

(3)	As of December 31, 2018, Ms. Finney held options for the purchase of 27,521 shares of common stock,13,738 of which were vested as of such date.

(4)	As of December 31, 2018, Dr. Galakatos held options for the purchase of 48,779 shares of common stock, of which 38,611 shares were vested as of such date.

(5)	As of December 31, 2018, Dr. Hershberg held options for the purchase of 41,545 shares of common stock, of which 31,377 shares were vested as of such date.

(6)	As of December 31, 2018, Dr. Malloy held options for the purchase of 34,964 shares of common stock, of which 24,796 shares were vested as of such date.

(7)	As of December 31, 2018, Mr. Norden held options for the purchase of 59,185 shares of common stock, of which 49,017 shares were vested as of such date.

(8)	As of December 31, 2018, Mr. Waite held options for the purchase of 48,779 shares of common stock, of which 38,611 shares were vested as of such date.
Item 11. Executive Compensation
Compensation Discussion and Analysis
We became a public company in June 2013 and have filed our proxies since then under the scaled reporting rules applicable to emerging growth companies. Beginning in 2019 we are no longer an emerging growth company and this year’s Part III of Form 10-K and proxy statement relating to the 2019 meeting of stockholders now include additional details as follows:

•	This Compensation Discussion and Analysis, or CD&A;

•	An additional year of reporting history, and reporting on compensation for two additional Named Executive Officers, or NEOs, in our Summary Compensation Table; and

•
Additional compensation disclosure tables for “Grants of Plan-Based Awards,” “Option Exercises,” and “Potential Change-in-Control and Severance Benefits” which are included in the “Executive Compensation” section of this annual report on Form 10-K and proxy statement relating to the 2019 meeting of stockholders.

In addition, this year’s proxy statement will include:

•	An advisory vote on executive compensation; and

•	An advisory vote on the frequency on which we will hold our “say on pay” vote.
Our Named Executive Officers, or NEOs, for 2018 were as follows:

•	R. Bradley Gray, our President and Chief Executive Officer;

•	K. Thomas Bailey, our Chief Financial Officer;

•	Mary Tedd Allen, our Senior Vice President of Operations;

•	Joseph M. Beechem, our Senior Vice President of Research and Development; and

•	David W. Ghesquiere, our Senior Vice President of Corporate and Business Development.
Executive Summary
2018 Business Highlights
During 2018, we achieved several important milestones in our business and financial plans, including the following:

•	Achieved product and service revenue for fiscal year 2018 of $83.5 million (on a GAAP basis), a 16% increase over 2017 product and service revenue.

•	Increased installed base to approximately 730 nCounter Analysis Systems, an increase of approximately 21% since year-end 2017.

•	Shipped our first beta GeoMx DSP, our newest product offering, during the fourth quarter.

•	Announced that the GeoMx Priority Site program for customers was over-subscribed, yielding pre-orders for more than 30 instruments.

•	Executed an underwritten public offering of our stock in July 2018 for $53.8 million in net proceeds.

•	Entered into a new term loan agreement for $100 million with Cap Royalty Group.

•	Ended 2018 with cash, cash equivalents and short-term investments of $94.0 million.
The operational achievements highlighted above resulted in a total shareholder return of approximately 100% (2x stock price increase) from the beginning to the end of 2018.
2018 Executive Compensation Highlights
During 2018, we continued to follow the executive compensation policies and procedures that we put in place in connection with becoming a public company, including:

•
Emphasis on pay for performance: Our compensation committee is focused on ensuring that a significant portion of total compensation for our NEOs is performance-based. For 2018, the variable compensation awarded to our NEOs ranged from 37% to 60% of each NEO’s total targeted annual compensation. For the fiscal year 2019, the compensation committee has approved the addition of performance-based stock units as a new component of the equity stock program, in addition to the time-based stock options and restricted stock units which have historically been granted.

•
No guaranteed compensation: Although we have signed employment agreements with each of our NEOs, all of these agreements provide for “at will” employment, and none of these agreements provides any guarantees relating to salary increases or the amounts of incentive pay or equity awards.

•
Reasonable severance and targeted change in control benefits: The employment agreements we have with our NEOs do not provide for “single trigger” benefits upon a change in control that do not require termination of employment. These employment agreements require that the NEO’s employment be terminated by us without “cause” or the NEO resign for “good reason” in order for the NEO to receive severance benefits, whether in connection with a change in control or otherwise. Likewise, equity awards to these NEOs contain “double trigger” provisions in order for the vesting of these awards to accelerate in connection with a change in control.

•
Independent compensation consultant: Our compensation committee engages its own independent compensation consultant, which provides the compensation committee with valuable data regarding market compensation trends and guidance to the compensation committee about executive compensation programs in general.

•	No tax gross ups. We do not provide tax gross ups to any of our NEOs.

•	Perquisites: We do not provide any special perquisites to any of our NEOs.

•	Policy against speculative trading: Our insider trading policy prohibits our executives from engaging in “hedging” or “pledging” transactions with respect to our common stock.

•
Risk analysis. We believe the structure of our executive compensation program motivates our executives to make thoughtful, appropriate decisions with measured risks balanced by appropriate rewards for the company.

Compensation Objectives and Philosophy
The objectives of our executive compensation program are as follows:

•	Recruit, motivate and retain highly qualified executive officers who possess the skills and leadership necessary to sustain a high-growth business;

•	Reward our executives for achieving or exceeding short-term individual and company goals that drive our growth;

•
Provide long-term retention and incentives to our executives that align their interests with the long-term interests of our company and our stockholders, thereby incentivizing management to increase stockholder value; and

•	Provide compensation packages that are competitive, reasonable and fair relative to peers and the overall market.
Processes and Procedures for Compensation Decisions
The Compensation Committee’s Process and the Role of the CEO
Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. In carrying out these responsibilities, our compensation committee reviews and approves the compensation for our NEOs, including developing the appropriate corporate goals and objectives for these executives and assessing performance against these goals and objectives. The compensation committee also provides oversight of the Company’s overall compensation policies, plans and benefit programs, and overall compensation philosophy.
At the beginning of each year, the compensation committee meets and approves strategic, operational and financial objectives for the company, or the Corporate Goals, for the upcoming year. The Corporate Goals are developed by Mr. Gray, the NEOs and the other members of the executive team and Mr. Gray presents them to the committee for approval. Each NEO also proposes his or her own individual goals for the applicable year, in consultation with Mr. Gray, which are primarily comprised of subsets of the Corporate Goals for which each NEO is primarily responsible. These individual goals are also factored into the final assessment of each NEO’s performance for that year. Shortly after the end of the year, the compensation committee evaluates the performance of our NEOs against the previous year’s Corporate Goals and individual goals. The level of achievement of the Corporate Goals and individual goals are considered, along with input from Mr. Gray, and our VP of Human Resources, in determining payments to be made under the company’s incentive compensation program for the completed year.
As part of the annual executive compensation setting process, Mr. Gray (with the support of our VP of Human Resources) makes recommendations to our compensation committee regarding short- and long-term compensation for all NEOs (other than himself) based on corporate and individual performance, and market trends. Our compensation committee then reviews the recommendations, as well as the input and data from the compensation committee’s independent compensation consultant, and makes decisions as to total compensation, as well as each individual compensation component, for each of these NEOs. No NEO participates in portions of any meetings during which decision are made regarding his or her own compensation.
With respect to the compensation for Mr. Gray, the compensation committee consults with our VP of Human Resources, as well as the independent compensation consultant, and reviews the data provided by the consultant, to make decisions regarding Mr. Gray’s performance, individual components of his compensation and total compensation. Mr. Gray does not participate in the portions of any meeting during which decisions are made regarding his compensation.
Role of the Compensation Consultant and Use of a Peer Group
The compensation committee is authorized to retain the services of one or more executive compensation consultants, in connection with the establishment of our compensation programs and related policies. From 2012 to October 2018, Arnosti Consulting, Inc. served as the compensation committee’s compensation consultant, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. In late 2018, the compensation committee selected Radford as its compensation consultant to replace Arnosti Consulting.
At the beginning of 2018, Arnosti Consulting assisted us in developing a group of peer companies to help us determine the appropriate level of overall compensation for our NEOs and other executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our NEOs and other executive officers is competitive and fair. For fiscal year 2018, our peer group for compensation decisions consisted of the following companies in the biotechnology or life sciences tools and services industries, each of which had less than $510 million in commercial product revenue and market capitalizations (30-day average as of January 11, 2019) ranging from $150 million to $2.4 billion:

Accelerate Diagnostics, Inc.	OraSure Technologies, Inc.
Fluidigm Corp.	Oxford Immunotec Global Plc
GenMark Diagnostics, Inc.	Pacific Biosciences of California, Inc.
Genomic Health, Inc.	Quidel Corp.
Luminex Corp.	T2 Biosystems, Inc.
Meridian Bioscience, Inc.	Veracyte, Inc.
Natera, Inc.
In addition to the peer group data, Arnosti Consulting also provided the compensation committee with data from Radford compensation studies for companies in the life sciences and biotechnology industries for positions that are comparable to those of our NEOs and other members of our executive team. Our compensation committee finds comparative data from our peer group and the Radford data to be useful in setting and adjusting executive compensation, and uses it primarily to ensure that our executive compensation program and its constituent elements are and remain competitive in relation to our peers. The compensation committee has not adopted any formal benchmarking guidelines and retains the discretion to set levels of executive compensation above or below peer levels. The compensation committee looks to factors such as individual performance and contribution to the company, the need to retain particular talent, the retention risk for an executive, an executive’s level of experience and responsibilities and comparability of roles within other peer companies.

Elements and Analysis of Named Executive Officer Compensation
The compensation program for our NEOs consists of:

•	base salary;

•	annual cash incentive compensation;

•	long-term equity incentive awards; and

•	severance and change in control-related benefits.
Our NEOs are also eligible to participate in the employee benefit programs that we make available to all full time employees, including medical and dental coverage, life and disability insurance, flexible spending accounts, a 401(k) plan and an employee stock purchase plan. The NEOs’ participation in these programs is on the same terms and conditions as those offered to our other full time employees.
Base Salaries
We provide base salaries to our NEOs to compensate them for services rendered on a day-to-day basis. Each NEO’s base salary is typically set based on competitive market considerations and his or her level, responsibilities, experience, and skill set. Historically, we have not applied specific formulas to determine changes in base salary. Rather, the base salaries of our NEOs (other than our CEO) have been reviewed on an annual basis by our CEO and our compensation committee based on their experience with respect to setting salary levels, supplemented by market data provided by the compensation committee’s independent compensation consultant and assessments of the performance of the NEOs. The base salary of our CEO is reviewed by the compensation committee annually based on the same factors and inputs.
In setting NEO base salaries for 2018, our compensation committee reviewed the peer group data provided by Arnosti Consulting as well as performance achievement against the 2017 corporate and individual goals. The compensation committee did not review Mr. Bailey’s salary as he had joined the company in January 2018. Based on the peer company data and Radford data, the compensation committee found that the base salaries for our NEOs were within the competitive range of the 50th to 60th percentile. Based on that information and the company performance of 50% of achievement of the 2017 Corporate Goals, the compensation committee chose not to make any changes to NEO base salaries for 2018 from 2017 levels.

Name	2018 Base Salary
R. Bradley Gray	$565,000
K. Thomas Bailey	400,000
Mary Tedd Allen	320,000
Joseph M. Beechem	385,000
David W. Ghesquiere	375,000
Annual Cash Incentive Compensation
Our incentive compensation plan provides our NEOs with annual cash incentive awards based on our achievement of our Corporate Goals and individual goal achievement. For each NEO, the target bonus opportunity is determined as a percentage of his or her base salary (as indicated in the table below), which was established for 2018 by the compensation committee in consultation with Arnosti Consulting, based on peer group data, historical performance and internal equity considerations.
We established our annual incentive compensation program in order to motivate our executives to achieve short-term financial and business objectives, reflecting our “pay for performance” culture and resulting in a significant portion of NEO compensation tying directly to their individual and Company achievements. The program also helps us to remain competitive with our peer companies, which generally offer an annual incentive opportunity as a standard element of compensation. 2018 annual cash incentives will be paid in the first quarter of 2019 based on 2018 performance.
At the beginning of 2018, the compensation committee met and approved the Corporate Goals for 2018. These Corporate Goals were developed and proposed to the compensation committee by Mr. Gray, the NEOs and the other members of the executive team. Each Corporate Goal was assigned a percentage weighting toward the overall Corporate Goal component of the NEO’s annual incentive, as shown in the table below. Each member of the executive team also developed and proposed his or her own individual goals for 2018, in consultation with Mr. Gray. The Corporate Goals and individual goals were set at levels intended to be challenging but attainable with one or two “stretch” goals that would be harder to achieve. For example, the product and service revenue Corporate Goal was considered a “stretch” goal as it would require double digit product and service revenue growth over 2017 performance. The compensation committee considered the appropriateness and level of challenge attached to the proposed goals, and approved them as presented. Each NEO’s annual incentive award for

2018 was based on his or her achievement against the Corporate Goals and his or her individual goal, with these components weighted for each NEO as follows: Mr. Gray, 100% Corporate Goals; Mr. Bailey, 75% Corporate Goals/25% individual goals; Dr. Allen, 75% Corporate Goals/25% individual goals, Dr. Beechem, 75% Corporate Goal/25% individual goals, and Mr. Ghesquiere, 75% Corporate Goals/25% individual goals. The Corporate Goals were weighted very heavily for each NEO (and, in Mr. Gray’s case, comprised the entirety of his annual incentive award opportunity), because our NEOs are in the position to influence and drive overall Company performance and stockholder value, and therefore the compensation committee believed it appropriate that most of their annual incentive be awarded on this basis.
At the beginning of 2019, the compensation committee reviewed the performance of our NEOs against the 2018 Corporate Goals and based on the significant advances we made against those goals, along with the overachievement on some goals, determined the overall Corporate Goal achievement at 129.5%, which the compensation committee rounded to achievement of 130%. In particular, the committee recognized the company’s success in achieving double digit growth for product and service revenue in each quarter of 2018.
Corporate Goal Attainment (Revenue and gross margin in this chart are on a GAAP basis)

Goal	Explanation	Weighting (%)	Attainment Percentage/Evaluation of Performance	Resulting Incentive Weight (%)
Return Core Business to Compelling Growth	Grow product and service revenue to $85.8 million for 2018 and increase product and service revenue each quarter by at least 10% year over year	35%	110%: Achieved $83.5 million in product and service revenue; exceeded 10% growth in product and service revenue in all quarters, with substantial overachievement in two of the four quarters	39%
Extend Leadership in Oncology Research & Diagnostics	Deliver specified revenue amounts for oncology panels and Prosigna; launch new panels; advance development of LymphMark assay; enter into a companion diagnostic partnership with a biopharma company; and publish immuno-oncology papers from academic collaborations	15%	100%: Oncology product and service revenue goals exceeded; new Breast Cancer 360 and Car-T panels launched; LymphMark studies progressed; four immuno-oncology publications; biopharma partnership signed but not for a companion diagnostic	15%
Drive nCounter into New Therapeutic Areas and Applications	Launch new neuro-inflammation and autoimmune profiling panels and achieve revenue goals for those panels and systems	10%	90%: significant growth in non-oncology instrument and consumables sales; new neuro-inflammation and autoimmune panels launched	9%
Launch Digital Spatial Profiling (DSP) System under Early Access	Place DSP beta systems and achieve a certain amount of revenue in DSP early access sales prior to commercial launch in 2019	15%	200%: beta system placement and presales substantially exceeded expectations	30%
Advance Hyb & Seq Toward 2020 Commercial Launch	Develop prototype systems and complete sequencing chemistry	10%	70%: Technical achievements reached but full commercial launch delayed until 2021	7%
Rebuild Trust with Investors	Meet or exceed investor growth expectations in each quarter; deliver gross margin of 57%; secure financing to end the year with access to adequate cash to fund growth	15%	200%: exceeded investor growth expectations in each quarter; achieved 57% gross margin; follow on equity offering completed and new term loan facility in place; ended the year with $94.0 million in cash and cash equivalents	30%
		100%		130%

In addition, the compensation committee reviewed the performance of each NEO against the individual goals of each NEO set at the beginning of 2018 and determined each NEO’s achievement as follows:
Individual Goal Attainment (Revenue and gross margin in this chart are on a GAAP basis)

Named Executive Officer	Individual Goals	Attainment Percentage	Weighting as a % of Total Bonus
R. Bradley Gray	None	n/a	—%
K. Thomas Bailey	Financing; investor relations; year-end cash; Finance process improvements; gross margin of 57%	150%	25%
Mary Tedd Allen	Activities to support revenue growth; gross margin of 57%; supplier management; quality system to support regulatory submissions for companion diagnostics; ISO recertification; improvements in shipment and service response times	90%	25%
Joseph M. Beechem	Specified progress in product development for GeoMx Digital Spatial Profiler, Hyb & Seq and panels	90%	25%
David Ghesquiere	Execute collaborations and partnerships relating to companion diagnostics, GeoMx and Hyb and Seq	80%	25%
Based on the level of achievement of the Corporate Goals and individual goals and the weighting of such goals for each NEO, the compensation committee then approved payment of the bonuses as follows:

			Corporate Bonus			Individual Bonus			Total Bonus
Named Executive Officer	2018 Base Salary	Target as a % of salary	Weight	Attain.	Value	Weight	Attain.	Value	Actual	Target	Percent
R. Bradley Gray	$565,000	85%	100%	130%	$624,325	—%	n/a	n/a	$624,325	$480,250	130%
K. Thomas Bailey	400,000	50%	75%	130%	195,000	25%	150%	$75,000	270,000	200,000	135%
Mary Tedd Allen	320,000	45%	75%	130%	140,400	25%	90%	32,400	172,800	144,000	120%
Joseph M. Beechem	385,000	50%	75%	130%	187,688	25%	90%	43,312	231,000	192,500	120%
David Ghesquiere	375,000	50%	75%	130%	182,813	25%	80%	37,500	220,313	187,500	118%
Long Term Equity Incentive Awards
We have established a long-term equity incentive program to motivate our NEOs to increase stockholder value, and to achieve long-term corporate objectives. We feel strongly that granting stock-based awards to our executives promotes alignment of their interests with those of stockholders by allowing them to participate in, and rewarding them for, long-term appreciation of our stock. The compensation committee also considers the vesting conditions on these awards to serve an important retention function for our NEOs. In addition, our compensation committee believes that this program is necessary to be and remain competitive with our peer companies and in the industries in which we compete for talent. Equity grants are made in connection with the hiring of an NEO, and also typically are awarded on an annual basis in the first quarter of each fiscal year.
From the founding of the company until 2015, we granted only stock options to employees with the exercise price set as the fair market value on the date of grant and vesting 25% on the first anniversary of the grant date, following by monthly vesting in equal increments over the following three years, generally with “double trigger” acceleration of vesting provisions for our NEOs and certain other executives described below. In 2016, we introduced restricted stock units, or RSUs, into our executive compensation program and since then, our annual NEO and other executive equity grants have included a combination of stock options and RSUs. The compensation committee decided to make this change based on its assessment of the market practice survey data provided by Arnosti Consulting, which showed that companies in our peer group typically moved toward inclusion of RSUs in order to provide a more predictable return in a volatile stock market than stock options. From a company dilution perspective, the committee recognized that RSUs reduce dilution as fewer shares are required to deliver an equivalent value as under a stock option. In 2019, the compensation committee expanded the granting of RSUs to all employees annually, though stock options still comprise all or a portion of the initial equity grants provided upon hire for employees. The strong retention that RSUs provide, combined with the incentives to drive long-term stockholder value that options provide, together create a balanced approach intended to meet the Company’s pay-for-performance objectives and retention needs, while helping to manage dilution.
The vesting schedule for these RSUs are typically 1/3 of the total on the anniversary of the vesting commencement date over three years, subject to continued service, generally with the “double trigger” acceleration of vesting provisions for our NEOs and certain other executives described below. As part of the negotiated terms of his employment with the Company, Mr. Bailey’s new hire RSU award is scheduled to vest in full on the second anniversary of his start date, rather than under our typical three-year schedule.
Generally, the stock options and RSUs granted to our NEOs and certain other executives include “double trigger” acceleration protection, under which the award vests in full upon a termination without cause or resignation for good reason that occurs following a change in control. The compensation committee provides this “double trigger” involuntary termination protection because it recognizes that the possibility of a change in control could be distracting for NEOs, and result in uncertainty about their future employment with the Company after a transaction. The acceleration features the Company provides allow our executives to focus on making decisions regarding a change in control that are in the best interests of our stockholders, despite any personal employment uncertainties. With respect to Mr. Bailey’s new hire stock options and RSUs, in order to receive this acceleration of vesting, his termination without cause or for good reason must occur within 12 months following a change in control. This 12-month time limit is consistent with the time limits we have historically provided for the typically larger new hire equity awards.
The value of stock options and RSUs awarded to each NEO is determined based on the compensation committee’s assessment of a number of factors, including the role and responsibility of each NEO, external market data, the performance of the NEO and the expected contribution of the NEO to future results. The compensation committee also reviews the value of the NEO’s equity holdings and previously granted equity awards in determining these awards, and may increase or decrease future awards based on these other holdings.
In 2018, the compensation committee approved equity grants for NEOs at the same level and in the same mix of options and RSUs as had been granted in 2017, taking account of the need to maintain competitive compensation levels with our peer group and retain the talent critical to our success.
In January 2018, our CEO also proposed that the compensation committee consider issuing additional RSUs in light of heightened retention concerns. After reviewing executives’ current vested and unvested options and RSUs, and receiving advice from Arnosti Consulting, the compensation committee’s independent compensation consultant, the compensation committee recognized that a substantial portion of our NEOs’ equity, composed primarily of stock options, were underwater and that their “in the money” option holdings were at minimal levels and did not serve the purpose of incentivizing retention of these NEOs. In addition, the overall value of their equity holdings at that time were also quite modest as compared to the holdings of similarly situated executives in our peer group. Finally, the compensation committee also recognized that the company’s stock had dropped significantly as a result of the company’s performance in 2017, which could result in the departure of executives at a time when it was particularly critical for us to retain our leadership. For all of these reasons, the compensation committee determined that there were unusual and heightened retention risks, and that it was crucial to retain and motivate key talent during what was an uncertain period. As a result, in March 2018, the compensation committee approved RSUs awards to our NEOs, or the Retention RSUs. These Retention RSUs were equal in value to each NEO’s 2018 salary (other than Mr. Gray's Retention RSU grant which was equal in value to approximately two times his 2018 salary) and have the same vesting schedule and acceleration provisions as the annual RSUs described above.
The equity awards granted to our NEOs for 2018 are as set forth in the table below. Mr. Bailey’s stock option and RSU awards were granted by the compensation committee following the commencement of his employment in January 2018. As is typical for new hire awards, Mr. Bailey’s stock option grant and RSU grant were higher than most other NEOs given that they were granted in connection with his hire:

Named Executive Officer	2018 Stock Option Grant	2018 RSU Grant	2018 Retention RSU Grant
R. Bradley Gray	60,000	30,000	132,941
K. Thomas Bailey	95,000	35,000	n/a
Mary Tedd Allen	20,000	10,000	37,647
Joseph M. Beechem	20,000	10,000	45,294
David Ghesquiere	20,000	10,000	44,118

Compensation Decisions for 2019: Addition of Performance Stock Units
In October 2018, working with Arnosti Consulting, our compensation committee conducted an evaluation of the peer group of publicly traded companies that we had been using to help assess executive compensation. Additional companies were added to the peer group for 2019 as follows, to provide a fuller reflection of the group of companies with which we compete for talent: Care Dx, Cerus, Codexis, Harvard BioSciences, HTG Molecular Dx, Invitae, NeoGenomics and Quanterix. In December 2018, our compensation committee retained Radford to review our executive compensation policies and practices and to conduct an extensive market analysis. Based on its benchmarking of executive equity, Radford recommended that the Company focus on meeting the market 50th percentile for annual equity value with a potential for providing equity at up to 75th percentile, depending on performance and business impact, with final equity grant determinations also taking into account Company and executive past and expected future performance, long- and short-term Company objectives, current equity values held by the executives, executive experience and skill sets, retention needs and other factors the compensation committee deems relevant.
Radford reported that over half of our peer companies include performance-based restricted stock units, or PSUs, as part of the equity mix. We had previously only issued PSUs on an ad hoc basis to one NEO. They suggested that the Company should consider adding PSUs to the time-based stock options and restricted stock units which have historically been granted to the executive team, in order to contribute strongly to the pay-for-performance culture that the Company focuses on and be consistent with market trends. Even after the 2018 grant of one-time Retention RSUs to our executives, the value of equity holdings for a majority of our executive team remained below market as benchmarked again the peer group by Radford. As a result, Radford suggested a grant of PSUs in 2019 to address these considerations. In determining the appropriate structure of the PSUs, performance goals tied to specified product and service revenue goals were established as the compensation committee determined that these metrics closely align with long-term shareholder value creation. The committee elected to allocate approximately 50% of the total 2019 equity value for the NEOs to PSU awards to emphasize the performance component. In evaluating both the incentive as well as the retentive value of the PSUs, the committee elected to include additional time-based vesting requirements at the conclusion of the performance period to further strengthen the retentive component of the PSU awards. If a change in control of the Company occurs prior to the end of the performance period, the revenue goals would no longer apply, and the award would vest as a time-based award, subject to the “double trigger” severance protections generally included in the Company’s executive equity awards that provide vesting acceleration upon termination without cause or resignation for good reason that occurs following a change in control. It is expected that these PSUs will be granted by the compensation committee in the first quarter of 2019 (which timing is consistent with its regular practice of making annual executive equity grants in the first quarter of each fiscal year) along with annual grants of stock options and RSUs.
Employment Agreements
We have entered into employment agreements with each of our NEOs with the oversight and approval of our compensation committee, or in the case of our CEO, with the oversight and approval of our compensation committee. Each of these employment agreements was negotiated by our CEO, with the exception of his own employment agreement, and contains terms intended to attract, retain and motivate our NEOs. These employment agreements have no specified term and also acknowledge that each of these NEOs is an “at will” employee, whose employment can be terminated at any time. The agreements set forth the terms and conditions of employment of each NEO, including base salary, target annual incentive compensation payment, standard employee benefit plan participation, and initial stock grant and the terms of vesting of the initial stock grant. These employment agreements were each subject to execution of our standard confidential information and invention assignment agreement.
In addition, each NEO has entered into an indemnification agreement with us, pursuant to which we have agreed to indemnify our NEOs against any costs, expenses and judgements assessed against them as a result of the performance of their duties as our employees, with certain exceptions.
Severance and Change in Control Benefits
We have entered into employment agreements with our NEOs that contain severance and change in control provisions which require us to provide specific payments and benefits in connection with the termination of our NEOs’ employment in certain circumstances, generally subject to their execution of a release of claims. In addition, as described above, NEO equity awards generally contain “double trigger” vesting acceleration provisions triggered in connection with the termination of our NEO’s employment in certain circumstances following a change in control, as described above. We believe that these severance and change in control arrangements and provisions provide retention value by encouraging our NEOs to continue their employment with us and increase stockholder value by reducing any potential distractions caused by the possibility of an involuntary termination of employment or a potential change in control, allowing our NEOs to focus on their duties and responsibilities. For a summary of the material terms and conditions of these severance and change in control arrangements, see the section titled “Potential Payments upon Termination or Change in Control” below.

Health, Welfare and 401(k) Plan Benefits
Our NEOs are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, life and disability plans, in each case on the same basis as other employees.
We maintain a tax-qualified retirement plan that provides eligible employees, including our NEOs, with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. We currently match employee 401(k) contributions at a rate of $1.00 for each dollar contribution, up to 2% of an eligible employee’s gross salary and at the rate of $0.50 for each dollar contribution up to an additional 4% of each employee’s gross salary, capped at a maximum matching contribution amount of $4,000 per employee. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Post tax contributions to a Roth account are also offered under the plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.
Other Executive Compensation Policies
Policy Against Speculative Transactions. Our insider trading policy expressly prohibits all of our employees, including our NEOs and our directors from engaging in speculative transactions relating to our stock including short sales, puts/calls, hedging of stock ownership positions, margin accounts or pledges, and transactions involving derivative securities relating to our common stock.
No Executive Perquisites. We do not provide perquisites or personal benefits to our NEOs.
No Tax Gross Ups. We do not provide for any tax gross up payments to our NEOs.
Stock Ownership Guidelines. In 2018 and 2019, we considered, but did not adopt, stock ownership guidelines for our NEOs and directors. The majority of our peer companies similarly have not adopted stock ownership guidelines for their executives or directors. We do expect to consider adopting such guidelines for our NEOs and directors in the future.
Tax and Accounting Treatment of Compensation. Section 162(m) of the Internal Revenue Code places a limit of $1 million per year on the amount of compensation paid to certain of our executive officers that the Company may deduct for federal income tax purposes. An exception to the $1 million limitation for performance-based compensation meeting certain requirements was repealed beginning in 2018 (other than with respect to certain grandfathered arrangements) under the Tax Cuts and Jobs Act (the “Act”). In addition, the regulations under Section 162(m) contain a transition rule that applies to companies during a limited period following the initial public offering of their stock. Pursuant to this rule, certain compensation granted before the end of a transition period (and, with respect to restricted stock units, that also are paid out before the end of the transition period) currently is not counted toward the deduction limitations of Code Section 162(m) if certain requirements are met. It is possible that certain of the equity awards granted prior to the end of our transition period in 2017 may be eligible to be excluded from the Section 162(m) deduction limits pursuant to this transition rule. As a result of these changes and the end of our transition period, except as otherwise provided in the transition relief provisions of the Act or pursuant to the transition period rules, compensation paid to any of our covered executives generally will not be deductible in 2018 or future years, to the extent that it exceeds $1 million.
Our compensation committee has not adopted a policy that any or all equity or other compensation must be deductible. Given that we have not been profitable since our inception, our compensation committee has not emphasized or sought to maximize the deductibility of executive compensation and instead has focused our compensation policies on the goals discussed throughout this CD&A. However, as we move toward profitability, the compensation committee intends to balance the objective of ensuring an effective compensation package with the need to maximize the deductibility of executive compensation. However, we cannot guarantee that any compensation in excess of $1 million paid to our covered executives will be or will remain deductible under Section 162(m).
We account for stock-based compensation in accordance with the requirements of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award.
Compensation Recovery Policy. As a public company subject to Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to restate our financial results as the result of misconduct or due to our material noncompliance with any financial reporting requirements under the federal securities laws, our chief executive officer and chief financial officer may be legally required to reimburse us for any bonus or incentive-based or equity-based compensation they receive. In addition, we will comply with the requirement of the Dodd-Frank Wall Street Reform and Consumer Protection Act and anticipate that we will adopt a compensation recovery policy once final regulations on the subject have been adopted.

Compensation Committee Report
Our compensation committee has reviewed the Compensation Discussion and Analysis provided above with management. Based on such review and discussion, our compensation committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K and proxy statement relating to the 2019 meeting of stockholders.
Respectfully submitted by the members of the compensation committee of the board of directors:

Dr. Nicholas Galakatos (Chairman)
Dr. Kirk D. Malloy
Gregory Norden
Summary Compensation Table for Fiscal Years 2018, 2017 and 2016
The table below sets forth compensation information for the individuals who served as our chief executive officer and chief financial officer during 2018, and our three most highly compensated executive officers, other than our chief executive officer or chief financial officer, who served as executive officers as of December 31, 2018. We refer to these five individuals throughout this report as our “NEOs” for 2018.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
R. Bradley Gray	2018	$565,000	$1,107,999	$226,661	$624,325	$4,000	$2,527,985
President and Chief Executive Officer	2017	561,667	564,000	570,022	240,125	4,000	1,939,814
	2016	533,333	404,375	378,814	375,233	4,000	1,695,755

K. Thomas Bailey	2018	400,000	291,550	430,988	270,000	3,333	1,395,871
Chief Financial Officer

Mary Tedd Allen	2018	320,000	324,000	75,554	172,800	4,000	896,354
Senior Vice President, Operations

Joseph M. Beechem	2018	385,000	375,999	75,554	231,000	4,000	1,071,553
Senior Vice President, Research & Development	2017	380,653	188,000	190,007	107,800	4,000	870,460

David W. Ghesquiere	2018	375,000	368,002	75,554	220,313	4,000	1,042,869
Senior Vice President, Corporate & Business Development	2017	372,458	188,000	190,007	93,750	4,000	848,215
	2016	355,000	559,175	532,548	149,850	4,000	1,600,573

(1)
The dollar amounts in this column represent the aggregate grant date fair value of restricted stock unit awards and stock option awards granted in 2018, 2017 and 2016, respectively. These amounts have been computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see Note 2 and Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this report.

(2)	The amounts in this column represent the amounts earned and payable each year under the bonus plan for such year, all of which were paid in the subsequent year.

(3)	The amounts in this column consist of matching contributions made by us pursuant to our 401(k) plan.

Grants of Plan-Based Awards
The following table sets forth each equity and non-equity based award granted to our NEOs during 2018.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (2)(4)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (3)
Name	Grant Date	Name of Plan	Threshold	Target	Maximum
R. Bradley Gray		2018 Non-Equity Plan		$480,250
	2/6/2018	2013 Equity Incentive Plan				162,941			$1,107,999
	2/6/2018	2013 Equity Incentive Plan					60,000	$6.80	226,661

K. Thomas Bailey		2018 Non-Equity Plan		200,000
	1/18/2018	2018 Inducement Equity Incentive Plan				35,000			291,550
	1/18/2018	2018 Inducement Equity Incentive Plan					95,000	8.16	430,988

Mary Tedd Allen		2018 Non-Equity Plan		144,000
	2/6/2018	2013 Equity Incentive Plan				47,647			324,000
	2/6/2018	2013 Equity Incentive Plan					20,000	6.80	75,554

Joseph M. Beechem		2018 Non-Equity Plan		192,500
	2/6/2018	2013 Equity Incentive Plan				55,294			375,999
	2/6/2018	2013 Equity Incentive Plan					20,000	6.80	75,554

David Ghesquiere		2018 Non-Equity Plan		187,500
	2/6/2018	2013 Equity Incentive Plan				54,118			368,002
	2/6/2018	2013 Equity Incentive Plan					20,000	6.80	75,554

(1)
The amounts reported in this column represent the target amount of annual performance-based incentive bonus compensation that might have been paid to each named executive officer for 2018 performance. There are no threshold or maximum levels for the award. The actual payouts approved for 2018 performance are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” These awards are described in further detail in the Compensation Discussion and Analysis in the section entitled “Non-Equity Incentive Plan Compensation & Bonus — 2018 Non-Equity Incentive Plan Payments.” The bonus payouts approved pursuant to the 2018 Non-Equity Plan will be paid during the first quarter of 2019.

(2)
The amounts in these columns represent restricted stock units and stock options granted and are described in further detail above in the “Compensation Discussion and Analysis” and below in the “Outstanding Equity Awards at December 31, 2018” table. The per share exercise price of the stock options is equal to the closing price of a share of NanoString Technologies, Inc.'s stock on the date of grant.

(3)
The dollar amounts in this column reflect the aggregate grant date fair value of the awards granted in 2018. These amounts have been computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see Note 2 and Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this report. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of NanoString Technologies, Inc.'s common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise of the option do not include the option exercise price.

(4)	The amounts in this column represent the stock option awards granted in 2018.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information concerning equity awards held by our NEOs at the end of 2018.

	Option Awards							Stock Awards
	Vesting Commencement Date	Number of Securities Underlying Option (#)				Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested
Name		Exercisable		Unexercisable
R. Bradley Gray	June 25, 2010	145,424	(1)	—		$2.24	June 29, 2020	—		—
	March 1, 2012	126,582	(1)	—		1.92	February 28, 2022	—		—
	January 10, 2013	61,309	(1)	—		6.72	January 9, 2023	—		—
	January 31, 2014	90,000	(1)	—		18.18	January 30, 2024	—		—
	February 9, 2015	95,836	(2)	4,164	(2)	12.77	February 8, 2025	—		—
	February 3, 2016	—		—		—		10,418	(3)	$154,499	(4)
	February 3, 2016	44,272	(2)	18,228	(2)	12.94	February 2, 2026	—		—
	February 6, 2017	27,500	(2)	32,500	(2)	18.80	February 5, 2027	—		—
	March 6, 2017	—	(2)	—		—		20,001	(3)	296,615	(4)
	February 6, 2018	12,500	(2)	47,500	(2)	6.80	February 5, 2028	—		—
	February 6, 2018	—		—		—		30,000	(3)	444,900	(4)
	February 6, 2018	—		—		—		132,941	(3)	1,971,515	(4)

K. Thomas Bailey	January 16, 2018	—		95,000	(5)	8.16	January 15, 2028	—		—
	January 18, 2018	—		—		—		35,000	(6)	519,050	(4)

Mary Tedd Allen	March 1, 2012	31,250	(1)	—		1.92	February 28, 2022	—		—
	January 10, 2013	10,000	(1)	—		6.72	January 9, 2023	—		—
	January 31, 2014	25,000	(1)	—		18.18	January 30, 2024	—		—
	February 9, 2015	19,167	(2)	833	(2)	12.77	February 8, 2025	—		—
	February 3, 2016	—		—		—		2,000	(3)	29,660	(4)
	February 3, 2016	8,500	(2)	3,500	(2)	12.94	February 2, 2026	—		—
	February 6, 2017	7,333	(2)	8,667	(2)	18.80	February 5, 2027	—		—
	February 6, 2017	—		—		—		5,334	(3)	79,103	(4)
	February 6, 2018	4,166	(2)	15,834	(2)	6.80	February 5, 2028	—		—
	February 6, 2018	—		—		—		10,000	(3)	148,300	(4)
	February 6, 2018	—		—		—		37,647	(3)	595,952	(4)

Joseph M. Beechem	April 19, 2012	82,968	(1)	—		1.92	April 18, 2022	—		—
	January 10, 2013	24,999	(1)	—		6.72	January 9, 2023	—		—
	January 31, 2014	35,000	(1)	—		18.18	January 30, 2024	—		—
	February 9, 2015	43,126	(2)	1,874	(2)	12.77	February 8, 2025	—		—
	February 3, 2016	—		—		—		4,168	(3)	61,811	(4)
	February 3, 2016	17,708	(2)	7,292	(2)	12.94	February 2, 2026	—		—
	February 6, 2017	9,166	(2)	10,834	(2)	18.80	February 5, 2027	—		—
	March 6, 2017	—		—		—		6,667	(3)	98,872	(4)
	February 6, 2018	4,166	(2)	15,834	(2)	6.80	February 5, 2028	—		—
	February 6, 2018	—		—		—		10,000	(3)	148,300	(4)
	February 6, 2018	—		—		—		45,294	(3)	671,710	(4)

David Ghesquiere	December 5, 2013	93,000	(1)	—		12.50	December 4, 2023	—		—
	January 31, 2014	4,000	(1)	—		18.18	January 30, 2024	—		—
	February 9, 2015	43,126	(2)	1,874	(2)	12.77	February 8, 2025	—		—
	February 3, 2016	—		—		—		4,168	(3)	61,811	(4)

February 5, 2016	17,708	(2)	7,292	(2)	12.94	February 4, 2026	—		—
November 10, 2016	—		—		—		2,500	(3)	37,075	(4)
November 10, 2016	—		—		—		10,000	(3)	148,300	(4)
November 11, 2016	7,812	(2)	7,188	(2)	22.71	November 10, 2026	—		—
November 11, 2016	—		20,000	(2)	22.71	November 10, 2026	—		—
February 6, 2017	9,166	(2)	10,834	(2)	18.80	February 5, 2027	—		—
February 6, 2017	—		—		—		6,667	(3)	98,872	(4)
February 6, 2018	4,166	(2)	15,834	(2)	6.80	February 5, 2028	—		—
February 6, 2018	—		—		—		10,000	(3)	148,300	(4)
February 6, 2018	—		—		—		44,118	(3)	654,270	(4)

(1)	The options have fully vested.

(2)
Options vest in equal monthly installments from the vesting commencement date over four years. Notwithstanding the foregoing, if the named executive officer is terminated without cause or resigns for good reason (each as defined in the executive’s applicable stock option agreement), in each case, following a change in control (as defined under our 2013 Equity Incentive Plan), then 100% of the then-unvested shares will vest.

(3)
One third of the restricted stock units vest on the first market trading day following the first anniversary of vesting commencement date and one third of the restricted stock units vest annually on the first market trading day after each of the second and third anniversaries of the vesting commencement date. Notwithstanding the foregoing, if the named executive officer is terminated without cause or resigns for good reason (each as defined in the executive’s applicable restricted stock unit agreement), in each case, following a change in control (as defined under our 2013 Equity Incentive Plan), then 100% of the then-unvested shares will vest.

(4)
The market value of unvested shares is calculated by multiplying the number of unvested shares by the closing market price of our common stock on The NASDAQ Stock Market on December 31, 2018, the last trading day of the year, which was $14.83 per share.

(5)
Twenty-five percent of the options vest on the one year anniversary of the start date, and the remaining options will vest monthly over the next thirty-six months in approximately equal monthly amounts. Notwithstanding the foregoing, if Mr. Bailey is terminated without cause or resigns for good reason (each as defined in the executive’s applicable stock option agreement), in each case, following a change in control (as defined under our 2018 Inducement Equity Incentive Plan), then 100% of the then-unvested shares will vest.

(6)
The restricted stock units vest on the second anniversary of Mr. Bailey's start date. Notwithstanding the foregoing, if Mr. Bailey is terminated without cause or resigns for good reason (each as defined in the executive’s applicable restricted stock unit agreement), in each case, following a change in control (as defined under our 2018 Inducement Equity Incentive Plan), then 100% of the then-unvested shares will vest.

Option Exercises and Stock Vested
The following table sets forth information regarding exercises of equity awards by our NEOs for the year ended December 31, 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting
R. Bradley Gray	—	$—	20,415	$135,181
K. Thomas Bailey	—	—	—	—
Mary Tedd Allen	41,250	659,175	4,666	30,836
Joseph M. Beechem	—	—	7,499	49,710
David Ghesquiere	—	—	14,999	120,235
Executive Employment Arrangements
Each NEO is an “at-will” employee. Employment agreements with our NEOs provide for one or more of the following: annual base salary, an annual cash incentive payment targeted at a percentage of the NEO’s base salary, initial grants of stock options and/or restricted stock units and participation in our Company-wide employee benefit plans. In addition, the employment agreements we have entered into with our NEOs provide for severance payments and benefits as described below.
The current base salary and target annual cash incentive as a percentage of each NEO’s base salary for 2019 is as follows:

Name	2019 Base Salary	Value Realized on Exercise
R. Bradley Gray	$600,000	85%
K. Thomas Bailey	415,000	50
Mary Tedd Allen	330,000	50
Joseph M. Beechem	395,000	50
David Ghesquiere	382,500	50

2018 Potential Payments upon Termination or Change in Control
We have entered into employment agreements with our NEOs that contain severance and change in control provisions which require us to provide specific payments and benefits in connection with the termination of our NEOs’ employment in certain circumstances. If the event of our termination of the NEO’s employment other than for “cause” (as defined in each employment agreement and summarized below) (and that is not by reason of the NEO’s death or disability), or due to the NEO’s resignation from employment with us for “good reason” (as defined in each employment agreement and summarized below), the NEO will receive continuing base salary payments for a period of six months (or in Mr. Gray’s case, 12 months). However, if such termination other than for “cause,” death or disability, or such resignation for “good reason,” in either case, occurs within 12 months following a “change in control” (as defined in our 2013 Equity Incentive Plan or, for Mr. Bailey, under our 2018 Inducement Equity Incentive Plan), the NEO instead will be entitled to the following:

•	a lump sum payment equal to 12 months (or in Mr. Gray’s case, 24 months) of his or her then-effective base salary;

•
100% (or in Mr. Gray’s case, 200%) of his or her target annual cash incentive payment. This will be calculated based on the completion of a full calendar year and at the then-effective target percentage times the then-effective base salary; and

•	reimbursement of premiums paid for continuation coverage under COBRA for the NEO and his or her eligible dependents for up to 12 months (or in Mr. Gray’s case, 24 months).
In order to receive the severance benefits detailed above, each NEO is obligated to execute a release of claims against us, provided that the release becomes enforceable and irrevocable not later than 60 days following such NEO’s termination date, and to continue to comply with the terms of certain non-solicitation and non-competition requirements under the NEO’s proprietary information and inventions agreement (and for Messrs. Gray and Ghesquiere and Drs. Beechem and Allen, certain other restricted covenants, such as non-disparagement requirements, contained in the employment agreement, and for Mr.

Bailey, any other obligations under his proprietary information and inventions agreement). Mr. Bailey’s release of claims agreement will contain certain restrictive covenants, such as non-solicit provisions and mutual non-disparagement requirements.
For each of Messrs. Gray and Ghesquiere and Drs. Beechem and Allen, the employment agreements provided “double trigger” acceleration of vesting of their new hire equity awards in the event of a termination without cause or resignation for good reason, in either event that occurs after a change in control of the Company. However, each of these new hire awards have fully vested based on continued service to the Company over time. NEO equity awards generally contain similar “double trigger” vesting acceleration provisions, as described below.
We do not provide for any gross ups for any excise taxes that may be imposed by Section 4999 of the Internal Revenue Code. Mr. Bailey’s employment agreement provides that, in the event that any payment to Mr. Bailey is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (as a result of a payment being classified as a “parachute payment” under Section 280G of the Internal Revenue Code), Mr. Bailey will be entitled to receive such payment as would entitle him to receive the greatest after-tax benefit of either the full payment or a lesser payment which would result in no portion of such severance benefits being subject to excise tax.
For purposes of the 2013 Equity Incentive Plan, 2018 Inducement Equity Incentive Plan, and change in control benefits contained in the NEOs’ employment agreements, “change in control” means generally means:

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

For purposes of each of the employment agreements with our NEOs (other than Mr. Bailey), “cause” means generally:

•	a violation of one of our material written policies that continues uncured for 30 days after notification by us;

•	an act of dishonesty in connection with such NEO’s responsibilities as our employee;

•	such NEO’s conviction of, or plea of nolo contendere to, a felony;

•	such NEO’s gross misconduct;

•	such NEO’s failure or refusal to follow the lawful and proper directives of the board of directors which are within his or her duties that are not corrected within 30 days after written notice; or

•	such NEO’s material breach of his or her proprietary information agreement or the non-disparagement provision of his or her employment agreement.
For purposes of the employment agreement with Mr. Bailey, “cause” means generally:

•	his failure to substantially perform his duties and responsibilities (other than a failure from his disability) after receiving written notice of the alleged failure and 10 days’ opportunity to cure;

•	his commission of any act of fraud, embezzlement, dishonesty or misrepresentation;

•	his violation of any federal or state law or regulation applicable to our business or the business of our affiliates;

•	his breach of any confidentiality agreement or invention assignment agreement with us (or any affiliate of our affiliates);

•
his being convicted of, or entering a plea of nolo contendere to, a felony or committing any act of moral turpitude, dishonesty or fraud against, or the misappropriation of material property belonging to, us or our affiliates; or

•	his failure to provide us with proof of his authorization to work in the U.S. (which has been provided)
For purposes of each of the employment agreements with our NEOs (other than Mr. Bailey), “good reason” means generally any of the following, without such NEO’s written consent:

•
for Mr. Gray, a material and permanent diminution in his duties, authority or responsibilities causing such position to be of materially reduced stature or responsibility including a requirement that he is required to report to a corporate officer or employee instead of reporting directly to our board of directors or, if we become a subsidiary of another corporation, the board of directors of our parent company;

•
for Drs. Beechem and Allen and Mr. Ghesquiere, a material, adverse and permanent diminution in such NEO’s position, causing such position to be of materially reduced stature or responsibility, provided that the continuance of his or her duties and responsibilities at the subsidiary or divisional level following a change in control, rather than at the parent, combined or surviving company level following the change in control, will not be deemed good reason within the meaning of this clause;

•	for Mr. Gray, our material breach of any provision of his employment agreement;

•	for Drs. Beechem and Allen and Mr. Ghesquiere, our material breach of such NEO’s employment agreement that continues uncured for 30 days following notice by him or her;

•	a refusal by such NEO to relocate to a facility or location more than 40 miles (or, for Mr. Gray, more than 50 miles) from our then-current location; or

•
for Drs. Beechem and Allen, and Mr. Ghesquiere, a material reduction in the kind and level of employee benefits (other than base salary) which results in a substantial reduction of the NEO’s overall benefits package (other than a reduction applicable to officers of the Company generally).

To qualify as a resignation for good reason, the NEO must provide notice to us within 30 days (90 days for Mr. Gray) after the initial existence of the condition or event described above and allow us to cure the condition or event within 30 days following our receipt of the notice, and if not cured, the NEO thereafter elects to terminate his or her employment voluntarily within 30 days after the expiration of the period for correcting such condition or event. In addition, any change in the NEO’s job function or responsibilities in order to accommodate a disability under the Americans with Disabilities Act, the Family Medical Leave Act or any analogous statute or law will not constitute a basis for the NEO to resign for good reason.
For purposes of the employment agreement with Mr. Bailey, “good reason” means generally his resignation within 30 days after the expiration of the cure period described below following the occurrence of any of the following, without his express written consent:

•
the assignment to him of any duties or the reduction of his duties, either of which results in a material diminution in his position or responsibilities with us, provided that the continuance of his duties and responsibilities at the subsidiary or divisional level following a change in control, rather than at the parent, combined, or surviving company level following such change in control will not be deemed good reason;

•	a material reduction in his base salary;

•
a material change in the geographic location at which he must perform services (for purposes of the foregoing, his relocation to a facility or a location less than 25 miles from his then-present location will not be considered a material change in geographic location); or

•	our material breach of any material provision of his employment agreement.
Mr. Bailey’s resignation will not be deemed to be for good reason unless he has first provided us with written notice of the acts or omissions constituting the grounds for good reason within 90 days of the initial existence of the grounds for good reason and a reasonable cure period of not less than 30 days following the date we receive such notice, and such condition has not been cured during such period.
NEO Equity Awards
The equity awards granted to our NEOs generally include “double trigger” acceleration provisions. Under these provisions, if the NEO is terminated without “cause” or resigns for “good reason,” in each case, following a “change in control” (as defined under the applicable equity plan under which the award was granted), the equity award will vest in full immediately prior to such termination, provided that with respect to Mr. Bailey’s new hire stock options and RSUs, in order to receive this acceleration of vesting, his termination without cause or for good reason must occur within 12 months following a change in control.
With respect to the above-described equity acceleration provisions, the definitions of “cause” and “good reason” are substantially the same as those set forth in Mr. Bailey’s employment agreement and described above, except that the “cause” definition does not include failure to provide proof of authorization to work in the U.S., and the good reason definition is triggered by a material breach of the applicable equity award agreement, rather than of the employment agreement.
2013 Equity Incentive Plan and 2018 Inducement Equity Incentive Plan
Our 2013 Equity Incentive Plan, or the 2013 Plan, and our 2018 Inducement Equity Incentive Plan, each provide that in the event of a merger or “change in control,” as defined under the applicable plan, each outstanding award will be treated as the administrator determines, except that if a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award, then such award will fully vest, all restrictions on such award will lapse, all performance goals or other vesting criteria applicable to such award will be deemed achieved at 100% of target levels, and such award will become fully exercisable, if applicable, for a specified period prior to the transaction. The award will then terminate upon the expiration of the specified period of time.
Under our 2013 Plan, if the service of an outside director is terminated on or following a change in control, other than pursuant to a voluntary resignation not at the request of the acquirer, his or her outstanding stock options and stock appreciation rights, if any, will vest fully and become immediately exercisable, all restrictions on his or her restricted stock and restricted stock units will lapse, and all performance goals or other vesting requirements for his or her awards with performance-based vesting will be deemed achieved at 100% of target levels, and all other terms and conditions met.
The following table describes the payments and benefits that each of our NEOs would be entitled to receive in the circumstances described above under the plans and arrangements with our NEOs described above. Payments and benefits are estimated assuming that the triggering event took place on December 31, 2018, and the price per share of our common stock is the closing price on The Nasdaq Global Market as of that date.

	Employment Termination Without Cause or For Good Reason and No Change in Control	Employment Termination Without Cause or For Good Reason Within 12 months Following a Change in Control				Employment Termination Without Cause or For Good Reason More than 12 months after a Change in Control
Name	Severance Payments (1)	Severance Payments (2)	Annual Cash Incentive Payment (3)	Equity Acceleration (4)	Health Care Benefits (5)	Severance Payments (1)	Equity Acceleration (4)
R. Bradley Gray	$565,000	$1,130,000	$960,500	$3,291,983	$48,595	$565,000	$3,291,983
K. Thomas Bailey	200,000	400,000	200,000	1,152,700	21,600	200,000	—
Mary Tedd Allen	160,000	320,000	144,000	988,493	7,063	160,000	988,493
Joseph M. Beechem	192,500	385,000	192,500	1,125,482	21,600	192,500	1,125,482
David Ghesquiere	187,500	375,000	187,500	1,293,417	15,003	187,500	1,293,417

(1)	The amount shown in this column for each NEO consists of continuing payments of the NEO's base salary as of December 31, 2018, for a period of six months (or in Mr. Gray's case, twelve months).

(2)	The amount shown in this column for each NEO consists of a lump sum payment equal to twelve months (or in Mr. Gray's case, twenty-four months) of the NEO’s base salary as of December 31, 2018.

(3)
The amount shown in this column for each NEO consists of a lump sum payment equal to 100% (or in Mr. Gray's case, 200%) of the NEO’s target annual cash incentive payment, which is calculated based on the completion of a full calendar year and the then-effective target percentage times the then-effective base salary.

(4)
The amount shown in this column for each NEO consists of the value of the portions of the unvested in-the-money options and restricted stock unit awards held by the NEO for which vesting is accelerated upon the triggering event. The value of each such portion of such equity awards is calculated by multiplying (x) the closing stock price of our common stock of $14.83 per share on December 31, 2018, as reported on the Nasdaq Global Market (and in the case of options, less the exercise price per share of the option) by (y) the number of shares covered by such portion of the equity award.

(5)
The amount shown in this column for each NEO consists of the estimated cost of reimbursement of premiums paid for continuation coverage under COBRA for the NEO and his or her eligible dependents for up to 12 months (or in Mr. Gray’s case, 24 months).

Risk Analysis of our Compensation Plans
Our compensation committee reviews and discusses with management the risks arising from our executive compensation philosophy and practices applicable to all employees to determine whether they encourage excessive risk-taking and to evaluate compensation policies and practices that could mitigate such risks. In addition, our compensation committee engaged Arnosti Consulting in 2017 and 2018 and then Radford in at the end of 2018 to independently review our executive compensation program. Based on those reviews, the compensation committee structures our executive compensation program to encourage our NEOs to focus on both long-term and short-term success. We do not believe that our executive compensation program creates risks that are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our common stock at January 31, 2019 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The percentage of beneficial ownership shown in the table is based upon 31,060,827 shares outstanding as of January 31, 2019.
Information with respect to beneficial ownership has been furnished by each director, executive officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules take into account shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before the 60th day after January 31, 2019, as well as restricted stock units that vest on or before such date. Certain of the options granted to our named executive officers may be exercised prior to the vesting of the underlying shares. We refer to such options as being “early exercisable.” Shares of common stock issued upon early exercise are subject to our right to repurchase such shares until such shares have vested. These shares are deemed to be outstanding and beneficially owned by the person holding those options or a warrant for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Except as otherwise noted below, the address for each person or entity listed in the table is c/o NanoString Technologies, Inc., 530 Fairview Avenue, N., Seattle, Washington 98109.

Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
Entities affiliated with Clarus Funds (1)	4,036,025	13.0%
Cadian Capital Management, LP (2)	2,301,269	7.4%
Entities affiliated with Levin Capital Strategies (3)	2,228,595	7.2%
Blackrock, Inc. (4)	1,586,937	5.1%
Directors and Named Executive Officers:
R. Bradley Gray (5)	781,654	2.5%
K. Thomas Bailey (6)	27,708	*
Mary Tedd Allen, Ph.D. (7)	158,586	*
Joseph M. Beechem, Ph.D. (8)	266,701	*
David W. Ghesquiere (9)	242,441	*
William D. Young (10)	155,178	*
Elisha Finney (11)	26,075	*
Nicholas Galakatos, Ph.D. (12)	48,779	*
Robert Hershberg, M.D., Ph.D. (13)	41,545	*
Kirk Malloy, Ph.D. (14)	34,964	*
Gregory Norden (15)	69,185	*
Charles P. Waite (16)	50,486	*
All directors and executive officers as a group (13 persons) (17)	1,941,909	5.9%
(*) Less than one percent.

(1)
The number of shares owned set forth above is based solely on the most recently available Schedule D/A filed with the SEC on January 11, 2019. Consists of 4,036,025 shares held directly by Clarus Lifesciences II, L.P. (“Clarus”). Clarus Ventures II GP, L.P (“Clarus GP”) is the general partner of Clarus. Blackstone Clarus II L.L.C. is the general partner of Clarus GP. The sole member of Blackstone Clarus II L.L.C. is Blackstone Holdings II L.P. The general partner of Blackstone Holdings II L.P. is Blackstone Holdings I/II GP Inc. The controlling stockholder of Blackstone Holdings I/II

GP Inc. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such entities and Mr. Schwarzman may be deemed to beneficially own the shares beneficially owned by Clarus, but each (other than Clarus) disclaims beneficial ownership of such shares. The address for each of Clarus and Clarus GP is c/o Clarus Ventures LLC, 101 Main Street, Suite 1210, Cambridge, Massachusetts 02142. The address for each of the other Blackstone entities and Mr. Schwarzman is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(2)
The number of shares owned set forth above is based solely on the most recently available Schedule 13G/A filed with the SEC on February 13, 2018. All securities reported in the Schedule 13G are directly owned by advisory clients of Cadian Capital Management, LP (“Cadian”). None of the advisory clients individually owns more than 5% of the common stock of NanoString Technologies, Inc. Eric Bannasch may be deemed to beneficially own the shares held of record by Cadian. The address of each of the foregoing persons and entities is 535 Madison Avenue, 36th Floor, New York, NY 10022.

(3)
The number of shares owned set forth above is based solely on the most recently available Schedule 13G filed with the SEC on January 24, 2018. Consists of 1,050,851 shares held directly by Levin Capital Strategies, L.P., and 1,177,744 shares held directly by Levin Capital Strategies G.P., LLC. The address of Levin Capital Strategies is 595 Madison Avenue, 17th Floor, New York, New York 10022.

(4)	Based solely on the most recently available Schedule 13G filed with the SEC on January 25, 2018. The address of the foregoing persons and entities is 55 East 52nd Street, New York, New York 10055.

(5)
Includes 87,931 shares held, 74,730 shares attributable to restricted stock units that will vest within 60 days of January 31, 2019 and options to purchase 618,993 shares that are exercisable within 60 days of January 31, 2019, all of which are vested as of such date.

(6)	Consists of options to purchase 27,708 shares that are exercisable within 60 days of January 31, 2019, all of which are vested as of such date.

(7)
Includes 28,789 shares held, 20,548 shares attributable to restricted stock units that will vest within 60 days of January 31, 2019 and options to purchase 109,249 shares that are exercisable within 60 days of January 31, 2019, all of which are vested as of such date.

(8)
Includes 17,699 shares held, 25,932 shares attributable to restricted stock units that will vest within 60 days of January 31, 2019 and options to purchase 223,070 shares that are exercisable within 60 days of January 31, 2019, all of which are vested as of such date.

(9)
Includes 31,048 shares held, 25,540 shares attributable to restricted stock units that will vest within 60 days of January 31, 2019 and options to purchase 185,853 shares that are exercisable within 60 days of January 31, 2019, all of which are vested as of such date.

(10)	Includes 30,000 shares held, and options to purchase 125,178 shares that are exercisable within 60 days of January 31, 2019, all of which are vested as of such date.

(11)	Consists of options to purchase 26,075 shares that are exercisable within 60 days of January 31, 2019, all of which are vested as of such date.

(12)
Consists of options to purchase 48,779 shares that are exercisable within 60 days of January 31, 2019, all of which are vested as of such date. In connection with The Blackstone Group's acquisition of Clarus Ventures in October 2018, voting and dispositive control of the shares held by Clarus Ventures is as described in footnote 1 above.

(13)	Consists of options to purchase 41,545 shares that are exercisable within 60 days of January 31, 2019, all of which are vested as of such date.

(14)	Consists of options to purchase 34,964 shares that are exercisable within 60 days of January 31, 2019, all of which are vested as of such date.

(15)	Includes 10,000 shares held and options to purchase 59,185 shares that are exercisable within 60 days of January 31, 2019, all of which are vested as of such date.

(16)	Includes 1,707 shares held and options to purchase 48,779 shares that are exercisable within 60 days of January 31, 2019, all of which are vested as of such date.

(17)
Includes 207,820 shares held, 157,004 shares attributable to restricted stock units that will vest within 60 days of January 31, 2019 and options to purchase 1,577,085 shares that are exercisable within 60 days of January 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transaction Policy
We have adopted a formal, written policy that our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities, and any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related person transaction with us without the prior approval or, in the case of pending or ongoing related person transactions, ratification of our audit committee. For purposes of our policy, a related person transaction is a transaction, arrangement or relationship where we were, are or will be involved and in which a related person had, has or will have a direct or indirect material interest, other than transactions available to all of our United States employees.
Certain transactions with related parties, however, are excluded from the definition of a related person transaction including, but not limited to: (1) transaction with another company at which a related person’s only relationship is as an employee (excluding as an executive officer or a director) or beneficial owner of less than 5% of that company’s shares; (2) transaction where the related person’s interest arises solely from the ownership of our equity securities and all holders of our common stock received the same benefit on a pro rata basis (e.g. dividends); (3) transactions available to all employees generally; (4) transactions involving the purchase or sale of products or services in the ordinary course of business, not exceeding $50,000; and (5) transactions in which the related person’s interest derives solely from his or her service as a director, trustee or officer (or similar position) of a not-for-profit organization or charity that receives donations from the Company.
No member of the audit committee may participate in any review, consideration or approval of any related person transaction where such member or any of his or her immediate family members, or any entities with which the audit committee member is affiliated, is the related person. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to: (1) the benefits and perceived benefits, or lack thereof, to our company; (2) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (3) the materiality and character of the related person’s direct and indirect interest; (4) the actual or apparent conflict of interest of the related person; (5) the availability of other sources for comparable products or services; (6) the opportunity costs of alternative transactions; (7) the terms of the transaction; (8) the commercial reasonableness of the terms of the proposed transaction; and (9) terms available to unrelated third parties or to employees under the same or similar circumstances. In reviewing proposed related person transactions, the audit committee will only approve or ratify related person transactions that are in, or not inconsistent with, the best interests of our company and stockholders, as the audit committee determines in good faith.
In addition to the arrangements described below, we have also entered into the arrangements which are described where required in the section captioned “Executive Compensation — Executive Employment Arrangements”.
Indebtedness of Directors and Officers
None of our current or former directors or executive officers is indebted to us, nor are any of these individuals indebted to another entity which indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by us.
Other Transactions
We have entered into separate indemnification agreements with each of our directors and certain of our officers, including our named executive officers.
We have granted stock options and restricted stock units to our named executive officers, other executive officers and our non-employee directors.
Certain of our executive officers are participants in our 2013 Employee Stock Purchase Plan.
Director Independence
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the board of directors has determined that none of Messrs. Young, Waite and Norden, Ms. Finney, and Drs. Galakatos, Hershberg, and Malloy, representing seven of our eight directors, has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the rules of The Nasdaq Stock Market. The board of directors also determined that Messrs. Norden

(chairman), Waite and Young, and Ms. Finney, who comprise our audit committee, Drs. Galakatos (chairman) and Malloy and Mr. Norden, who currently comprise our compensation committee, and Messrs. Waite (chairman) and Young and Drs. Galakatos and Hershberg, who comprise our nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of The Nasdaq Stock Market.
Item 14. Principal Accountant Fees and Services
The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, for 2018 and 2017.

	Year Ended December 31,
Fee Category	2018	2017
Audit fees (1)	$2,510,481	$1,113,568
Audit-related fees	—	—
Tax fees	—	—
All other fees (2)	62,771	161,819
Total fees	$2,573,252	$1,275,387

(1)
Audit fees relate to professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and our public offerings. In 2018, audit fees also relate to the audit of internal control over financial reporting.

(2)
All other fees include any fees billed that are not audit, audit related, or tax fees. In 2018 and 2017, these fees related primarily to professional services provided in connection with the review of internal controls, processes and related systems over financial reporting designed by management, in addition to fees related to accounting research software.

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

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	August 8, 2013	3.1
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	August 8, 2013	3.2
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	June 13, 2013	4.1
4.2	Warrant to Purchase Common Stock issued to Lam Research Corporation.	8-K	August 8, 2017	4.1
4.3
Form of Warrant to Purchase Common Stock dated as of October 12, 2018 is issued in connection with Amended and Restated Term Loan Agreement dated as of October 12, 2018 among the Registrant and certain of the Registrant's subsidiaries and CRG Partners III L.P., CRG Partners III-Parallel Fund “A” L.P., CRG Partners III Parallel Fund “B” (Cayman) L.P., CRG Partners III (Cayman) LEV AIV L.P. and CRG Partners III (Cayman) UNLEV AIV I L.P., and CRG Servicing LLC.
					X
10.1	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	June 13, 2013	10.1
10.2+	2004 Stock Option Plan, as amended.	S-1	May 20, 2013	10.2
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2004 Stock Option Plan, as amended.	S-1	May 20, 2013	10.3
10.4+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2004 Stock Option Plan, as amended.	S-1	May 20, 2013	10.4
10.5+	2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.5
10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.6
10.7+	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the 2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.7
10.8+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.8
10.9+	2013 Employee Stock Purchase Plan.	S-1/A	June 13, 2013	10.9
10.10+	2018 Inducement Equity Incentive Plan and related form agreements.	8-K	January 16, 2018	10.1

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit	Filed Herewith
10.11+	Employment Agreement, dated May 24, 2010, between the Registrant and R. Bradley Gray.	S-1	May 20, 2013	10.8
10.12+	Amendment to Employment Agreement, dated August 4, 2017, between the Registrant and R. Bradley Gray.	10-Q	August 9, 2017	10.1
10.13+	Employment Agreement, dated November 20, 2013, between the Registrant and David W. Ghesquiere.	10-K	March 11, 2016	10.12
10.14+	Amendment to Employment Agreement, dated August 4, 2017, between the Registrant and David W. Ghesquiere.	10-Q	August 9, 2017	10.3
10.15+	Employment Agreement, dated March 31, 2012, between the Registrant and Joseph Beechem.	S-1	January 13, 2014	10.12
10.16+	Amendment to Employment Agreement, dated December 27, 2012, between the Registrant and Joseph Beechem.	10-K	March 7, 2018	10.17
10.17+	Amendment to Employment Agreement, dated November 7, 2017, between the Registrant and Joseph Beechem.	10-K	March 7, 2018	10.18
10.18+	Employment Agreement, dated October 17, 2017, between the Registrant and J. Chad Brown.	10-K	March 7, 2018	10.19
10.19+	Employment Agreement, dated January 16, 2018, between the Registrant and K. Thomas Bailey.	10-K	March 7, 2018	10.20
10.20+	Employment Agreement, dated June 8, 2009, between the Registrant and Mary Tedd Allen				X
10.21+	Amendment to Employment Agreement, dated December 28, 2012, between the Registrant and Mary Tedd Allen.				X
10.22+	Amendment to Employment Agreement, dated October 23, 2017, between the Registrant and Mary Tedd Allen.				X
10.23	Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated October 19, 2007, as amended through December 22, 2014 (including Amendment No. 1 through Amendment No. 7).	10-K	March 13, 2015	10.14
10.24	Amendment No. 8 to Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated February 27, 2015.	10-K	March 11, 2016	10.13
10.25	Lease between the Registrant and BMR-500 Fairview Avenue LLC, dated December 22, 2014.	10-K	March 13, 2015	10.15
10.26	Amendment No. 1 to Lease between the Registrant and BMR-500 Fairview Avenue LLC, dated June 27, 2016.	10-Q	August 4, 2016	10.1
10.27	Office Lease Agreement between the Registrant and Blume Roy Building LLC, dated December 26, 2013, as amended through November 18, 2014.	10-K	March 13, 2015	10.16
10.28	Amendment No. 2 to Office Lease Agreement between the Registrant and Blume Roy Building LLC, dated February 1, 2016.	10-Q	May 6, 2016	10.1
10.29†
Amended and Restated Term Loan Agreement dated as of October 12, 2018 among the Registrant and certain of the Registrant's subsidiaries and CRG Partners III L.P., CRG Partners III-Parallel Fund “A” L.P., CRG Partners III Parallel Fund “B” (Cayman) L.P., CRG Partners III (Cayman) LEV AIV L.P. and CRG Partners III (Cayman) UNLEV AIV I L.P., and CRG Servicing LLC.
					X

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit	Filed Herewith
10.30†	Exclusive License Agreement, dated February 4, 2004, between the Registrant and The Institute for Systems Biology.	S-1	May 20, 2013	10.19
10.31†	Amendment No. 1 to Exclusive License Agreement, dated February 5, 2007, between the Registrant and The Institute for Systems Biology.	S-1	May 20, 2013	10.20
10.32	Amendment No. 2 to Exclusive License Agreement, dated May 17, 2007, between the Registrant and The Institute for Systems Biology.	S-1	May 20, 2013	10.21
10.33†	Amended and Restated Exclusive License Agreement, effective July 7, 2010, between the Registrant and Bioclassifier, LLC.	S-1	May 20, 2013	10.22
10.34	First Amendment to Amended and Restated Exclusive License Agreement between the Company and Bioclassifier, LLC, dated March 31, 2015.	10-Q	May 11, 2015	10.1
10.35	Amendment No. 2 to Amended and Restated Exclusive License Agreement between the Company and Bioclassifier, LLC, dated June 24, 2016.	10-Q	August 4, 2016	10.2
10.36†	Third Amendment to Amended and Restated Exclusive License Agreement between the Company and Bioclassifier, LLC, dated July 18, 2018.	10-Q	November 8, 2018	10.1
10.37†	Collaboration Agreement, dated August 4, 2017, between the Registrant and Lam Research Corporation.	10-Q	November 8, 2017	10.1
10.38	Sales Agreement, dated as of January 5, 2018 between NanoString Technologies, Inc. and Cowen and Company, LLC.	10-K	March 7, 2018	1.1
10.39†	Amended and Restated Loan and Security Agreement, dated as of November 16, 2018, by and between NanoString Technologies, Inc. and Silicon Valley Bank.				X
21.1	List of subsidiaries of the Registrant.	10-K	March 7, 2018	21.1
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney (contained on signature page).				X
31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+	Indicates a management contract or compensatory plan.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 11, 2019

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

Signature	Title	Date

/s/ R. Bradley Gray	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2019
R. Bradley Gray

/s/ K. Thomas Bailey	Chief Financial Officer (Principal Accounting and Financial Officer)	March 11, 2019
K. Thomas Bailey

/s/ William D. Young	Chairman of the Board of Directors	March 11, 2019
William D. Young

/s/ Elisha W. Finney	Director	March 11, 2019
Elisha W. Finney

/s/ Nicholas Galakatos	Director	March 11, 2019
Nicholas Galakatos

/s/ Robert M. Hershberg	Director	March 11, 2019
Robert M. Hershberg

/s/ Kirk D. Malloy	Director	March 11, 2019
Kirk D. Malloy

/s/ Gregory Norden	Director	March 11, 2019
Gregory Norden

/s/ Charles P. Waite	Director	March 11, 2019
Charles P. Waite