Form 10-Q
period 2019-03-31
NanoString Technologies Inc
filed 2019-05-10
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019 OR

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
(206) 378-6266
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NSTG	The NASDAQ Stock Market LLC (The NASDAQ Global Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2019 there were 35,048,894 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$84,109	$24,356
Short-term investments	58,288	69,641
Accounts receivable, net	18,081	17,279
Inventory, net	12,971	13,173
Prepaid expenses and other	8,642	7,258
Total current assets	182,091	131,707
Property and equipment, net	14,405	15,171
Operating lease right-of-use assets	23,605	—
Other assets	642	680
Total assets	$220,743	$147,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,750	$8,636
Accrued liabilities	4,840	3,705
Accrued compensation and other employee benefits	7,289	12,060
Customer deposits	5,941	8,167
Deferred revenue, current portion	9,476	9,890
Deferred rent, current portion	—	657
Operating lease liabilities, current portion	3,413	—
Total current liabilities	37,709	43,115
Deferred revenue, net of current portion	1,201	1,620
Deferred rent and other long-term liabilities, net of current portion	109	7,558
Long-term debt, net of discounts	58,930	58,396
Operating lease liabilities, net of current portion	28,194	—
Total liabilities	126,143	110,689
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 35,044 and 30,913 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	507,730	428,162
Accumulated other comprehensive income (loss)	21	(40)
Accumulated deficit	(413,154)	(391,256)
Total stockholders’ equity	94,600	36,869
Total liabilities and stockholders’ equity	$220,743	$147,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product and service	$21,350	$18,045
Collaboration	6,338	5,040
Total revenue	27,688	23,085
Costs and expenses:
Cost of product and service revenue	8,709	7,695
Research and development	16,027	13,832
Selling, general and administrative	23,436	19,437
Total costs and expenses	48,172	40,964
Loss from operations	(20,484)	(17,879)
Other income (expense):
Interest income	523	238
Interest expense	(1,748)	(1,563)
Other (expense) income, net	(110)	65
Total other expense, net	(1,335)	(1,260)
Net loss before provision for income tax	(21,819)	(19,139)
Provision for income tax	(79)	(63)
Net loss	$(21,898)	$(19,202)
Net loss per share - basic and diluted	$(0.69)	$(0.75)
Weighted average shares used in computing basic and diluted net loss per share	31,569	25,479
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(21,898)	$(19,202)
Change in unrealized gain (loss) on short-term investments	61	(13)
Comprehensive loss	$(21,837)	$(19,215)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2018	25,421	$2	$353,308	$(99)	(313,102)	$40,109
Cumulative effect of a change in accounting policy(1)	—	—	—	—	(754)	(754)
Warrants issued for common stock	—	—	748	—	—	748
Common stock issued for stock options and restricted stock units	139	—	411	—	—	411
Common stock issued for employee stock purchase plan	136	—	767	—	—	767
Stock-based compensation	—	—	2,945	—	—	2,945
Net loss	—	—	—	—	(19,202)	(19,202)
Other comprehensive loss	—	—	—	(13)	—	(13)
Balance at March 31, 2018	25,696	$2	$358,179	$(112)	$(333,058)	$25,011

Balance at January 1, 2019	30,913	$3	$428,162	$(40)	(391,256)	$36,869
Common stock issued in public offering, net of $4.7 million of issuance costs	3,175	—	68,273	—	—	68,273
Warrants issued for common stock	—	—	698	—	—	698
Common stock issued for stock options and restricted stock units	805	—	8,075	—	—	8,075
Common stock issued for employee stock purchase plan	151	—	939	—	—	939
Tax payments from shares withheld for equity awards	—	—	(1,299)	—	—	(1,299)
Stock-based compensation	—	—	2,882	—	—	2,882
Net loss	—	—	—	—	(21,898)	(21,898)
Other comprehensive income	—	—	—	61	—	61
Balance at March 31, 2019	35,044	$3	$507,730	$21	$(413,154)	$94,600

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

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(21,898)	$(19,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,882	2,945
Depreciation and amortization	1,177	905
Amortization of right-of-use assets	651	—
Amortization of premium on short-term investments	(6)	66
Amortization of deferred financing costs	163	84
Conversion of accrued interest to long-term debt	453	370
Provision for bad debts	38	207
Provision for inventory obsolescence	442	—
Changes in operating assets and liabilities:
Accounts receivable	(833)	3,056
Inventory	(465)	817
Prepaid expenses and other assets	(1,377)	(1,082)
Accounts payable	(1,893)	716
Accrued liabilities	1,124	(1,804)
Accrued compensation and other employee benefits	(4,765)	(2,792)
Customer deposits	(2,226)	(2,190)
Deferred revenue	(833)	178
Operating lease liabilities	(811)	—
Deferred rent and other liabilities	—	(124)
Net cash used in operating activities	(28,177)	(17,850)
Investing activities
Purchases of property and equipment	(165)	(1,106)
Proceeds from sale of short-term investments	—	2,700
Proceeds from maturity of short-term investments	39,520	9,780
Purchases of short-term investments	(28,100)	(6,000)
Net cash provided by investing activities	11,255	5,374
Financing activities
Proceeds from sale of common stock, net	68,273	—
Proceeds from issuance of common stock warrants	697	748
Tax withholdings related to net share settlements of restricted stock units	(1,299)	(108)
Proceeds from issuance of common stock for employee stock purchase plan	939	767
Proceeds from exercise of stock options	8,075	411
Net cash provided by financing activities	76,685	1,818
Net increase (decrease) in cash, cash equivalents	59,763	(10,658)
Effect of exchange rate changes on cash and cash equivalents	(10)	28
Cash and cash equivalents
Beginning of period	24,356	26,279
End of period	$84,109	$15,649

Supplemental disclosures
Operating lease right-of-use assets obtained in exchange for lease obligations	$24,257	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s proprietary optical barcoding chemistry enables direct detection, identification and quantification of individual target molecules in a biological sample by attaching a unique color coded fluorescent reporter to each target molecule of interest. The Company markets its proprietary nCounter Analysis System, consisting of instruments and consumables and its Prosigna Breast Cancer Assay, to academic, government, biopharmaceutical and clinical laboratory customers.
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
In March 2019, the Company completed an underwritten public offering of 5,175,000 shares of common stock, which included 2,500,000 shares issued and sold by the Company, 2,000,000 shares sold by a related party stockholder, and the exercise by the underwriter of an over-allotment option for 675,000 shares of common stock. The Company's total gross proceeds were $73.0 million. The Company did not receive any proceeds from the sale of shares of common stock by the related party stockholder. After underwriter’s commissions and other expenses of the offering, the Company’s aggregate net proceeds were approximately $68.3 million.
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
In January 2018, the Company entered into a Sales Agreement with a sales agent to sell shares of the Company's common stock through an “at the market” equity offering program for up to $40.0 million in gross cash proceeds. The Sales Agreement automatically terminates upon the issuance and sale of shares that provide gross proceeds of $40.0 million and may be terminated earlier by either the Company or the sales agent upon five days’ notice. In March 2019, the Company terminated this agreement and there were no shares of common stock sold under this agreement.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for unaudited condensed consolidated financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations as of and for the periods presented.
Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.

Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
The Company generates the majority of its revenue from the sale of products and services. The Company’s commercial products consist of its proprietary nCounter Analysis Systems and related consumables. Services consist of instrument service contracts and service fees for assay processing.
Revenue from instruments, consumables and in vitro diagnostic kits is recognized generally upon shipment to the end customer, which is when title of the product has been transferred to the customer. Performance obligations related to instrument sales are reviewed on a contract-by-contract basis, as individual contract terms may vary, and may include installation and calibration services. Performance obligations for consumable products are generally completed upon shipment to the customer. Instrument revenue related to installation and calibration services is recognized when the customer has possession of the instrument and the services have been performed. Such services can also be provided by the Company’s distribution partners and other third parties. For instruments sold solely to run Prosigna assays, training to the customer is a required performance obligation that must be provided by the Company prior to any revenue recognition related to the instrument sale.
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
Recently Adopted Accounting Pronouncements
In February 2018, FASB issued “ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new guidance permits companies to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Act”) on items within accumulated other comprehensive income to retained earnings. The standard became effective for the Company beginning January 1, 2019, and did not have a material impact on its results of operations, financial condition, cash flows or financial statement disclosures, as the Company has not historically recorded the tax effects within accumulated other comprehensive income. The Company maintains a full valuation allowance for its net deferred tax assets.
Leases
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
On January 1, 2019, the Company adopted the new accounting standard for leases provided in “ASU 2016-02, Leases – Recognition and Measurement of Financial Assets and Financial Liabilities” and has elected the optional modified transition method. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. The adoption of the standard had a material impact on our condensed consolidated balance sheet as of March 31, 2019, but did not have a material impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows. Upon adoption, the Company recognized operating lease right-of-use assets, current and non-current operating lease liabilities, and derecognized current and non-current deferred rent liabilities, with no cumulative-effect adjustment to the opening balance of retained earnings.
The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed the carry forward of the historical lease classification and assessment of prior conclusions about lease identification. In addition, the Company elected, as an accounting policy election, to use the short-term lease recognition exemption on all classes of assets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The Company determines if an arrangement is a lease at inception of a contract. The Company’s leasing portfolio is comprised of operating leases primarily for general office, manufacturing, and research and development purposes. Operating lease liabilities and the corresponding right-of-use assets are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease right-of-use asset is reduced by lease incentives included in the agreement. As the existing leases do not contain an implicit interest rate, the Company estimates its incremental borrowing rate based on information available at commencement date in determining the present value of future payments. The Company includes options to extend the lease in the lease liability and right-of-use asset when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For our short-term leases, we recognize lease payments as an expense on a straight-line basis over the lease term. See Note 4. Leases for additional information regarding lease agreements.
Recent Accounting Pronouncements
In June 2016, FASB issued “ASU 2016-13, Financial Instruments: Credit Losses.” The standard requires disclosure regarding expected credit losses on financial instruments at each reporting date, and changes how other than temporary impairments on investment securities are recorded. The standard will become effective for the Company beginning January 1, 2020 with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
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
3. Revenue from Contracts with Customers
Disaggregated Revenues
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended March 31, 2019
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$2,189	$1,530	$599	$4,318
Consumables	8,176	3,244	726	12,146
In vitro diagnostic kits	430	1,812	72	2,314
Total product revenue	10,795	6,586	1,397	18,778
Service revenue	1,794	614	164	2,572
Total product and service revenue	12,589	7,200	1,561	21,350
Collaboration revenue	6,338	—	—	6,338
Total revenues	$18,927	$7,200	$1,561	$27,688

	Three Months Ended March 31, 2018
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$2,686	$1,485	$503	$4,674
Consumables	6,160	2,377	820	9,357
In vitro diagnostic kits	681	1,397	88	2,166
Total product revenue	9,527	5,259	1,411	16,197
Service revenue	1,261	499	88	1,848
Total product and service revenue	10,788	5,758	1,499	18,045
Collaboration revenue	5,040	—	—	5,040
Total revenues	$15,828	$5,758	$1,499	$23,085
Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $10.7 million and $11.5 million as of March 31, 2019 and December 31, 2018, respectively, and within customer deposits of $5.9 million and $8.2 million as of March 31, 2019 and December 31, 2018, respectively, on the condensed consolidated balance sheets. Total contract liabilities decreased by $3.1 million for the three months ended March 31, 2019 as a result of cash payments received of $4.9 million related to our collaborations and service contracts, offset by the recognition of previously deferred revenue of

$7.9 million for the completion of certain performance obligations during the period. The Company did not record any contract assets as of March 31, 2019.
Unsatisfied or partially unsatisfied performance obligations related to collaboration agreements as of March 31, 2019 were $9.7 million and are expected to be completed over the period of each collaboration agreement, through December 2019. Performance obligations related to product and service contracts as of March 31, 2019 were $7.0 million and are expected to be completed over the term of the related contract, through February 2024.
4. Operating Leases
The Company maintains operating leases for our manufacturing, research and development and general operations with terms that expire from 2020 to 2026 and include renewal options to extend the lease term at the then current fair market rental for each of the lease agreements. None of the options to extend the rental term of existing leases were considered reasonably certain as of March 31, 2019. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants.
The components of lease expense were as follows (in thousands):

Three Months Ended March 31,	2019
Operating lease cost	$1,413
Other information related to leases was as follows (in thousands, except lease term and discount rate):

Three Months Ended March 31,	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,373

Weighted Average Remaining Lease Term (years)	7.1

Weighted Average Discount Rate	7.0%
Future minimum lease payments under the lease agreements as of March 31, 2019 were as follows (in thousands):

Remainder of 2019	$4,118
2020	5,560
2021	5,593
2022	5,708
2023	5,869
Thereafter	13,367
Total future minimum lease payments	$40,215
Less: imputed interest	(8,608)
Total	$31,607
Disclosures related to periods prior to adoption
Future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows (in thousands):

2019	$5,526
2020	5,560
2021	5,593
2022	5,708
2023	5,869
Thereafter	13,458
Total future minimum lease payments	$41,714

5. Net Loss Per Share
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
The following shares underlying outstanding options, restricted stock units and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	4,837	5,665
Restricted stock units	1,207	1,018
Common stock warrants	907	357
6. Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. The Company has not experienced significant credit losses to date.
The Company had one customer/collaborator, Lam Research Corporation (“Lam”) that individually represented 17% and 18% of total revenue during the three months ended March 31, 2019 and 2018, respectively. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of March 31, 2019 or December 31, 2018.
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
7. Short-term Investments
Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of March 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$39,914	$15	$—	$39,929
U.S. government-related debt securities	10,926	3	—	10,929
Asset-backed securities	7,427	3	—	7,430
Total available-for-sale securities	$58,267	$21	$—	$58,288

Type of securities as of December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$47,299	$1	$(21)	$47,279
U.S. government-related debt securities	14,972	—	(11)	14,961
Asset-backed securities	7,410	—	(9)	7,401
Total available-for-sale securities	$69,681	$1	$(41)	$69,641

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	March 31, 2019	December 31, 2018
Maturing in one year or less	$58,288	$69,641
Maturing in one to three years	—	—
Total available-for-sale securities	$58,288	$69,641
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
The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of March 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$81,282	$—	$—	$81,282
Short-term investments:
Corporate debt securities	—	39,929	—	39,929
U.S. government-related debt securities	—	10,929	—	10,929
Asset-backed securities	—	7,430	—	7,430
Total	$81,282	$58,288	$—	$139,570

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$16,293	$—	$—	$16,293
Short-term investments:
Corporate debt securities	—	47,279	—	47,279
U.S. government-related debt securities	—	14,961	—	14,961
Asset-backed securities	—	7,401	—	7,401
Total	$16,293	$69,641	$—	$85,934
9. Inventory
Inventory consisted of the following as of the date indicated (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$2,634	$3,408
Work in process	3,877	4,054
Finished goods	6,460	5,711
Total inventory	$12,971	$13,173

10. Long-term Debt
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
In October 2018, the Company entered into an amended and restated term loan agreement (“2018 Term Loan”), under which it may borrow up to $100.0 million, which is due and payable in September 2024. At closing, the Company received net proceeds of approximately $7.8 million, pursuant to borrowings of $60.0 million under the new facility, net of repayment of the Company's 2014 Term Loan of $50.4 million, including deferred interest and transaction-related fees and expenses. Of the $40.0 million in additional borrowing capacity under the 2018 Term Loan, the Company has the option to borrow up to $20.0 million until June 2019 subject to no further terms and conditions, and up to an additional $20.0 million until March 2020, subject to the achievement of annual revenue thresholds on or prior to December 31, 2019.
The term loan agreements involved multiple lenders who were considered members of a loan syndicate. In determining whether the most recent amendment was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether lenders remained the same or changed. As all the lenders who were members of the loan syndicate changed as part of the amended and restated loan agreement, the 2014 Term Loan was extinguished, and the 2018 Term Loan was treated as a new borrowing. The extinguishment resulted in a loss of approximately $0.8 million for the year ended December 31, 2018, which was included in interest expense during the fourth quarter of 2018.
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
In connection with 2018 Term Loan, warrants to purchase an aggregate of 341,578 shares of common stock with an exercise price per share of $21.12 were issued to the lenders and, in the event additional amounts are drawn under the 2018 Term Loan, additional warrants will be issued on each subsequent draw date for 0.3% of the fully-diluted shares then outstanding. The exercise price for additional warrants will be set at a 25.0% premium to the average closing trading price for the 30-day trading period as of the date immediately before the applicable draw date. The warrants issued in conjunction with the initial borrowing under the 2018 Term Loan were determined to be closely linked to the Company’s stock, and as such, were recorded as an equity security in additional paid in capital at their relative fair value of $1.6 million with a corresponding debt discount recorded against the 2018 Term Loan balance outstanding.
Total borrowings and deferred interest under the 2018 Term Loan were $60.9 million and $60.4 million as of March 31, 2019 and December 31, 2018, respectively. The balance of the 2018 Term Loan as of March 31, 2019 and December 31, 2018 is net of discounts related to the warrants, debt issuance costs and other upfront fees of $1.9 million and $2.0 million, respectively.
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

The Company incurred $1.7 million and $1.6 million of interest expense under the term loan agreements for the three months ended March 31, 2019 and 2018, respectively. The Company was in compliance with its financial covenants under the term loan agreement as of March 31, 2019.
2018 Revolving Loan Facility
In January 2018, the Company entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable. In November 2018, the Company entered into an amended and restated loan and security agreement to increase the borrowing capacity under the facility to $20.0 million, amend the borrowing base to include finished goods inventory, and extend the final maturity under the facility to November 2021. As of March 31, 2019 and December 31, 2018, no amounts had been drawn on the facility.
Interest on borrowings is payable monthly and accrues at a yearly rate equal to the greater of the prime rate as reported in the Wall Street Journal plus 0.50% or 4.75%. During an event of default, amounts drawn accrue interest at a yearly rate equal to 8.75%. Obligations under the agreement are secured by the Company’s cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. The Company was in compliance with its financial covenants under the the secured revolving loan facility as of March 31, 2019.
Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Borrowings under term loan agreements	$60,000	$60,000
Paid in-kind interest on term loan agreements	853	400
Unamortized debt discounts	(1,923)	(2,004)
Long-term debt, net of discounts	$58,930	$58,396
Scheduled future principal payments for outstanding debt were as follows at March 31, 2019 (in thousands):

Years Ending December 31,
Remainder of 2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	60,853
$60,853
11. Collaboration Agreements
At the time of entering into collaboration agreements, the Company evaluates the appropriate presentation and classification of payments within its consolidated financial statements based on the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement. The Company has determined that amounts to be received from collaborators in connection with its collaboration agreements entered into through March 31, 2019 are related to revenue generating activities.
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
Lam Research Corporation
In August 2017, the Company entered into a collaboration agreement with Lam Research Corporation (“Lam”) with respect to the development of the Company's Hyb & Seq platform product candidate. Pursuant to the terms of the collaboration agreement, Lam will contribute up to an aggregate of $50.0 million, with amounts thereunder payable quarterly, to be applied to the research and development of the Company's Hyb & Seq platform, based on allowable development costs. Lam is eligible to receive certain single-digit percentage royalty payments from the Company on net sales of certain products and technologies developed under the collaboration agreement, if any such net sales are ever achieved. The maximum amount of royalties payable to Lam will be capped at an amount up to three times the amount of development funding actually provided by Lam. The Company retains exclusive rights to obtain regulatory approval, manufacture and commercialize the Hyb & Seq products. Lam participates in research and product development through a joint steering committee. The Company will reimburse Lam for the cost of up to 10 full-time Lam employees each year in accordance with the product development plan.
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
The Company recognized revenue related to the Lam agreement of $4.8 million and $4.2 million during the three months ended March 31, 2019 and 2018, respectively. The Company received development funding of $2.7 million and $3.5 million related to the Lam collaboration for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the Company had recorded $1.6 million of deferred revenue related to the Lam collaboration, of which $1.2 million is estimated to be recognizable as revenue within one year. In addition, $4.8 million is included in customer deposits in the condensed consolidated balance sheet as of March 31, 2019, which represents amounts received in advance. The Company incurred costs of $0.2 million during the three months ended March 31, 2019 related to services provided by Lam employees under the terms of the agreement. There were no costs incurred during the three months ended March 31, 2018 related to services provided by Lam employees under the terms of the agreement. As of March 31, 2019, Lam had not exercised any warrants.
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
The process of successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing a product candidate is highly uncertain and the attainment of any additional milestones is therefore uncertain and difficult to predict. In addition, certain milestones are outside the Company’s control and are dependent on the performance of Celgene and the outcome of a clinical trial and related regulatory processes. Accordingly, the Company is not able to reasonably estimate when, if at all, any additional milestone payments may be payable to the Company by Celgene. See Note 14. Subsequent Event for an update on this collaboration agreement.
During the three months ended March 31, 2019, the Company recognized revenue related to the Celgene agreement of $1.3 million. The Company recognized a reduction of cumulative revenue of $0.2 million during the three months ended March 31, 2018, due to higher cost estimates in future periods related to the expanded scope and the nature of the work to be performed in future periods. The Company received development funding of $0.2 million related to the Celgene collaboration for the three months ended March 31, 2019. At March 31, 2019, the Company had recorded $3.6 million of deferred revenue related to the Celgene collaboration, of which substantially all is estimated to be recognizable as revenue within one year.
Merck & Co., Inc.
In May 2015, the Company entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA. Under the terms of the collaboration agreement, the Company received $3.9 million in payments during 2015. In connection with the execution of the development collaboration agreement, the Company and Merck terminated the May 2015 clinical research collaboration and moved all remaining activities under the related work plan to the new development collaboration agreement. In February 2016, the Company expanded its collaboration with Merck by entering into a new development collaboration agreement to clinically develop, seek regulatory approval for, and commercialize a companion diagnostic test to predict response to KEYTRUDA in multiple tumor types. During 2016, the Company received $12.0 million upfront as a technology access fee and $8.5 million of preclinical milestone payments. In October 2017, Merck notified the Company of its decision not to pursue regulatory approval of the companion diagnostic test for KEYTRUDA and, in August 2018, the Company and Merck agreed to mutually terminate their development collaboration agreement, effective as of September 30, 2018, following the completion of certain close-out activities. As part of the mutual termination agreement, Merck granted to the Company a non-exclusive license to certain intellectual property that relates to Merck’s tumor inflammation signature. The Company recognized revenue of $0.9 million during the three months ended March 31, 2018.
12. Commitments and Contingencies
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
13. Information about Geographic Areas
The Company operates as a single reportable segment and enables customers to perform both research and clinical testing on its nCounter Analysis Systems. The Company has one sales force that sells these systems to both research and clinical testing labs, and certain of its nCounter reagents can be used for both research and diagnostic testing. In addition, the Company’s Prosigna Breast Cancer Assay is marketed to clinical laboratories.
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
Revenue by geography was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Americas	$18,927	$15,828
Europe & Middle East	7,200	5,758
Asia Pacific	1,561	1,499
Total revenue	$27,688	$23,085
Total revenue in the United States was $18.2 million and $14.8 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.

14. Subsequent Event
Pursuant to its collaboration with Celgene, the Company has been developing an in vitro diagnostic test, LymphMark, as a potential companion diagnostic to aid in identifying patients with diffuse large B-cell lymphoma (DLBCL) for treatment. In April 2019, Celgene announced that the trial evaluating REVLIMID® for the treatment of DLBCL did not meet its primary endpoint and, therefore, the Company does not expect to file a pre-market approval for LymphMark as a companion diagnostic for REVLIMID. As a result of this outcome, the Company expects that its collaboration agreement with Celgene will be terminated.

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
We use our technology to develop tools for scientific research, primarily in the fields of genomics and proteomics, and also to develop clinical diagnostic tests. We currently have one commercially available product platform, our nCounter Analysis System instruments and related consumables. We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use and to clinical laboratories and medical centers for diagnostic use, both through our direct sales force and through selected distributors in certain markets. As of March 31, 2019, we had an installed base of approximately 760 nCounter systems, which our customers have used to publish more than 2,500 peer-reviewed papers.
We derive a substantial majority of our revenue from the sale of our products, which consist of our nCounter instruments and related proprietary consumables. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. Our consumables include our standardized panel products, custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and our Prosigna breast cancer assay. We also derive revenue from processing fees related to proof-of-principle studies we conduct for potential customers and extended service contracts for our nCounter Analysis Systems. Additionally, we generate revenue through product development collaborations.
We use third-party contract manufacturers to produce the instruments comprising our nCounter Analysis System. We manufacture consumables at our Seattle, Washington facility.
We focus a substantial portion of our resources on developing new technologies, products and solutions. We invested $16.0 million and $13.8 million for the three months ended March 31, 2019 and 2018, respectively, in research and development and intend to continue to make significant investments in research and development.
We have discovered other novel applications that utilize our proprietary barcoding chemistry, and we have two new product platforms under development. Following completion of product development, each of these new systems is expected to be commercialized as a new instrument along with associated consumables.
The first new platform, our GeoMx Digital Spatial Profiling, or GeoMx DSP system, is designed to enable the field of spatial genomics. While nCounter and other existing technologies analyze gene activity as a whole throughout the totality of a biological sample, GeoMx DSP is used to analyze specifically selected regions of a biological sample in order to see how gene activity or protein levels might vary across those regions or in certain cell types. In advance of the launch of the commercial version of GeoMx DSP, we have provided early access to the system’s capabilities by offering selected customers the opportunity to send biological samples to our Seattle facility to be tested by us on prototype instruments. To date, we have conducted over 70 projects for approximately 50 customers pursuant to this Technology Access Program, or TAP. In addition, in the third quarter of 2018 we announced the GeoMx Priority Site, or GPS, Program. The GPS Program was designed to provide customers the opportunity to be among the first to receive a GeoMx DSP instrument following its commercial launch. In April 2019, we announced the commercial launch of GeoMx DSP, with initial installations of commercial systems expected to commence during the third quarter of 2019. As of March 31, 2019, we have received over 40 orders for GeoMx DSP pursuant to our GPS Program and additional commercial activities conducted prior to the April launch.
The second new platform, our Hyb & Seq molecular profiling system, is designed to use a modified version of our proprietary chemistry to determine and analyze gene sequences within a biological sample, or to potentially profile the activity of an even greater number of genes as compared to our nCounter Analysis System. Hyb & Seq is designed to determine gene sequences or analyze gene activity using a work flow with fewer steps as compared to currently available gene sequencing technologies. Hyb & Seq is expected to become commercially available during 2021.
Our product and service revenue increased 18.3% to $21.4 million for the three months ended March 31, 2019, compared to $18.0 million for the first three months of 2018. Our total revenue was $27.7 million for the three months ended March 31, 2019, compared to $23.1 million for the first three months of 2018. We have never been profitable and had net losses of $21.9 million and $19.2 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, our accumulated deficit was $413.2 million.

Results of Operations
Revenue
Our product revenue consists of sales of our nCounter Analysis Systems and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with service contracts and conducting proof-of-principle studies, including programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis Systems and purchase related consumables. Collaboration revenue is derived primarily from our collaborations with Lam and Celgene.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer.

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands)
Americas	$18,927	$15,828	20%
Europe & Middle East	7,200	5,758	25%
Asia Pacific	1,561	1,499	4%
Total revenue	$27,688	$23,085	20%
The following table reflects the breakdown of our revenue into the primary components of our products, services, and collaborations.

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands)
Product revenue:
Instruments	$4,318	$4,674	(8)%
Consumables	12,146	9,357	30%
In vitro diagnostic kits	2,314	2,166	7%
Total product revenue	18,778	16,197	16%
Service revenue	2,572	1,848	39%
Total product and service revenue	21,350	18,045	18%
Collaboration revenue	6,338	5,040	26%
Total revenue	$27,688	$23,085	20%
Instrument revenue during the three months ended March 31, 2019 decreased as compared to the same period in 2018, due primarily to a decrease in the number of instruments sold, partially offset by a shift in sales mix towards our FLEX and MAX instruments, which generally have higher average selling prices than our SPRINT instruments. Consumables revenue increased for the three months ended March 31, 2019, primarily as a result of our growing installed base of nCounter Analysis Systems, as well as growth in sales of our standardized panel consumable products. In vitro diagnostic kit revenue represents sales of Prosigna assays, which increased for the three months ended March 31, 2019 as more testing providers commenced providing services and testing volumes increased, most significantly in territories outside of the United States. Sales of Prosigna in North America were modestly weaker in the three months ended March 31, 2019 as competitive pressures shifted market share in certain accounts. The increase in service revenue was related primarily to increases in revenue generated from technology access fees, particularly fees related to services offered pursuant to our GeoMx DSP Technology Access Program, and to a lesser extent, increases in the number of installed instruments covered by service contracts. Our product and service revenue may continue to increase in future periods as a result of our increased investments in sales and marketing activities, the growth in sales of our nCounter consumable products as driven by our increasing installed base of nCounter instruments, the introduction of new nCounter consumable products, the continued sale of additional nCounter instruments and the commercial launch of our new GeoMx DSP product platform.

Collaboration revenue increased for the three months ended March 31, 2019 as compared to the same periods in 2018, due primarily to changes in activity levels relating to our collaborations with Lam and Celgene. Our collaboration agreement with Lam represented $4.8 million and $4.2 million of collaboration revenue for the three months ended March 31, 2019 and 2018, respectively. As an offset to our anticipated expenses relating to the development of our Hyb & Seq platform, Lam has committed to provide up to $50.0 million in funding, of which $37.8 million has been received as of March 31, 2019.
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

	Three Months Ended March 31,
	2019	2018	% Change
	(Dollars in thousands)
Cost of product and service revenue	$8,709	$7,695	13%
Product and service gross profit	$12,641	$10,350	22%
Product and service gross margin	59%	57%
For the three months ended March 31, 2019, cost of product and service revenue increased as compared to the same period in 2018, due primarily to higher volumes of consumables sold, including our Prosigna in vitro diagnostic kits, as well as increased volume of service contracts associated with our growing installed base of nCounter instruments. Our gross margin on product and service revenue for the three months ended March 31, 2019 increased compared to the same period in 2018 primarily as a result of increased consumable sales, which generally have higher gross margins as compared to our instrument sales, as a percentage of our overall sales mix, as well as increasing sales of our panel products as a percentage of our consumables sales. In addition, for the three months ended March 31, 2019, our instrument placement mix shifted towards our FLEX and MAX instruments which generally have higher gross margins as compared to our SPRINT instrument.
We expect our cost of product and service revenue to increase in future periods, primarily due to our expected growth in product and service revenue. We expect our gross margin on product and service revenue may fluctuate in future periods, depending upon our mix of instrument sales from which we typically record lower gross margins, as compared to our sales of consumable products or services, the impact of the launch, and any sales achieved, of our new GeoMx DSP product platform which, during initial launch, may impact our mix of instruments sold as compared to consumables and potential expenses we may incur for regulatory compliance, quality assurance or related to the expansion of our manufacturing capacity. Costs related to collaboration revenue are included in research and development expense.
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

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands)
Platform technology	$7,488	$6,357	18%
Manufacturing process development	1,230	818	50%
Life sciences products and applications	2,674	2,415	11%
Diagnostic product development	1,934	1,367	41%
Clinical, regulatory and medical affairs	1,183	1,576	(25)%
Facility allocation	1,518	1,299	17%
Total research and development expense	$16,027	$13,832	16%
The increase in research and development expense for the three months ended March 31, 2019 as compared to the same period in 2018 is primarily attributable to an increase in staffing and personnel-related costs of $1.5 million and increased supply costs associated with development of our GeoMx DSP and Hyb & Seq technologies of $0.8 million. These increases were partially offset by decreases in professional fees of $0.7 million as compared to the same period in 2018.
We expect that research and development costs may continue to increase in future periods in support of remaining development activities relating to our GeoMx DSP and Hyb & Seq platforms. As an offset to the expected expenses relating to Hyb & Seq, Lam has committed to provide up to $50.0 million in funding, of which $37.8 million has been received as of March 31, 2019.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal and general management functions, as well as professional fees for legal, consulting and accounting services. Our sales force includes roles which are focused mainly on sales of consumables to our existing instrument base, which enables our sales representatives to focus on instrument sales and support the growth of our installed instrument base. Legal, accounting and compliance costs have increased as a result of our being a public company, and we expect them to continue to increase as our business grows.
Selling, general and administrative expense was as follows:

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands)
Selling, general and administrative expense	$23,436	$19,437	21%

The increase in selling, general and administrative expense for the three month period ended March 31, 2019 as compared to the same period in 2018 was primarily attributable to an increased investment in personnel and commercial launch activities related to GeoMx DSP costs of $1.7 million, as well as higher professional and consulting fees of $1.5 million related to legal, consulting and other costs associated with activities supporting our compliance with the Sarbanes Oxley Act and other regulatory matters.
We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows to support the expected growth in our existing lines of business, as well as to support the introduction of new products and product platforms, including our new GeoMx DSP platform.

Other Income (Expense)

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands)
Interest income	$523	$238	120%
Interest expense	(1,748)	(1,563)	12%
Other income (expense), net	(110)	65	(269)%
Total other income (expense), net	$(1,335)	$(1,260)	6%
Interest expense increased for the three months ended March 31, 2019 due primarily to increased borrowings outstanding under our term loan agreement. The average balance of long-term debt outstanding for the three months ended March 31, 2019 and 2018 was $60.7 million and $49.6 million, respectively. The increases in interest expense were partially offset by increased interest income during the three months ended March 31, 2019 resulting from higher average cash and investment balances on hand during the periods as compared to the same period in 2018.
Liquidity and Capital Resources
As of March 31, 2019, we had cash, cash equivalents and short-term investments of $142.4 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: the nature and timing of any additional companion diagnostic development collaborations we may establish; market acceptance and the level of sales of our existing products and new product candidates; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings under term loan agreements. Our cash used in operations for the three months ended March 31, 2019 was $28.2 million, including $2.9 million in cash receipts from our collaboration agreements. The timing and amount of such receipts in the future are uncertain, and therefore we may be required to secure larger amounts of cash to fund our planned operations.
Equity Financings
In March 2019, we completed an underwritten public offering of 5,175,000 shares of common stock, which includes 2,500,000 shares issued and sold by us, 2,000,000 shares sold by a related party stockholder, and the exercise in full by the underwriter of an over-allotment option for 675,000 shares of common stock. Our total gross proceeds were $73.0 million. We did not receive any proceeds from the sale of shares of common stock by the related party stockholder. After underwriter’s commissions and other expenses of the offering, and net of proceeds received by the related party stockholder, our aggregate net proceeds were approximately $68.3 million.

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
In January 2018, we entered into a sales agreement with a sales agent to sell shares of our common stock through an “at the market” equity offering program for up to $40.0 million in gross cash proceeds. In March 2019, subsequent to our most recent underwritten public offering, we terminated this agreement. No shares of common stock were sold under this agreement.
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
In October 2018, we entered into an amended and restated term loan agreement, or the 2018 Term Loan, under which we may borrow up to $100.0 million, which is due and payable in September 2024. At closing, we received net proceeds of approximately $7.8 million, pursuant to borrowings of $60.0 million under the new facility, net of repayment of principal and interest outstanding under our prior term loan agreement of $50.4 million, including deferred interest and transaction-related fees and expenses. Of the $40.0 million in additional borrowing capacity under the 2018 Term Loan, we have the option to borrow up to $20.0 million until June 2019 subject to no further terms and conditions, and up to an additional $20.0 million until March 2020, subject to the achievement of annual revenue thresholds on or prior to December 31, 2019.
The 2018 Term Loan accrues interest at a rate of 10.5%, payable quarterly, of which 3.0% may be deferred during the six-year term at our option and repaid at maturity together with the principal. We paid an upfront fee of 0.5% of the aggregate principal amount of the initial borrowing under the 2018 Term Loan, and will pay a facility fee equal to 2.0% of the total amount borrowed including any deferred interest at the time the principal is repaid. A long-term liability of $1.4 million is being accreted using the effective interest method for the facility fee over the term of the 2018 Term Loan. Additional borrowings under the 2018 Term Loan will bear the same upfront and facility fees.
In connection with 2018 Term Loan, warrants to purchase an aggregate of 341,578 shares of common stock with an exercise price per share of $21.12 were issued to the lenders and, in the event additional amounts are drawn under the 2018 Term Loan, additional warrants will be issued on each subsequent draw date for 0.3% of the fully-diluted shares then outstanding. The exercise price for additional warrants will be set at a 25.0% premium to the average closing trading price for the 30-day trading period as of the date immediately before the applicable draw date. The warrants issued in conjunction with the initial borrowing under the 2018 Term Loan were determined to be closely linked to our common stock and, as such, were recorded as an equity security in additional paid in capital at their relative fair value of $1.6 million with a corresponding debt discount recorded against 2018 Term Loan balance outstanding.
Total borrowings and deferred interest under the 2018 Term Loan were $60.9 million and $60.4 million as of March 31, 2019 and December 31, 2018, respectively. The balance of the 2018 Term Loan as of March 31, 2019 and December 31, 2018 is net of discounts related to the warrants, debt issuance costs and other upfront fees of $1.9 million and $2.0 million, respectively.
We have the option to prepay the 2018 Term Loan, in whole or part, at any time subject to payment of a redemption fee of up to 4.0%, which declines 1.0% after the first year of the term, with no redemption fee payable if prepayment occurs after the second year of the loan.
Obligations under the 2018 Term Loan are collateralized by substantially all of our assets. The 2018 Term Loan contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The 2018 Term Loan also includes a $2.0 million minimum liquidity covenant and annual minimum revenue-based financial covenants. If our actual revenues are below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. We were in compliance with our financial covenants under the 2018 Term Loan agreement as of March 31, 2019.

2018 Revolving Loan Facility
In January 2018, we entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable. In November 2018, we entered into an amended and restated loan and security agreement to increase the borrowing capacity under the facility to $20.0 million, amend the borrowing base to include finished goods inventory, and extend the final maturity under the facility to November 2021. As of March 31, 2019 and December 31, 2018, no amounts had been drawn on the facility.
Interest on borrowings is payable monthly and accrues at a yearly rate equal to the greater of the prime rate as reported in the Wall Street Journal plus 0.50%, or 4.75%. During an event of default, amounts drawn accrue interest at a yearly rate equal to 8.75%. Obligations under the agreement are secured by our cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. We were in compliance with our financial covenants under the secured revolving loan facility as of March 31, 2019.
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
Our operating cash requirements may increase in the future as we invest in the research and development of new or existing product platforms including our nCounter and GeoMx DSP platforms, increase sales and marketing activities to expand the installed base of our nCounter Analysis Systems and continue to promote consumable usage, including Prosigna, and develop new applications and chemistry for our nCounter and GeoMx DSP platforms. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases, nor can we be certain that we will be successful in continuing to generate cash from new partnerships or collaborations to help fund our operations. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(28,177)	$(17,850)
Cash provided by investing activities	11,255	5,374
Cash provided by financing activities	76,685	1,818
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
For the three months ended March 31, 2019, net cash used in operating activities consisted of our net loss of $21.9 million and net increases in our operating assets and liabilities of $12.1 million, partially offset by $5.8 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal pursuant to our term loan agreement, and provisions for inventory obsolescence.
For the three months ended March 31, 2018, net cash used in operating activities consisted of our net loss of $19.2 million and $3.2 million of net increases in our operating assets and liabilities, partially offset by $4.6 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal pursuant to our term loan agreement, and provision for bad debts.

Investing Cash Flows
Our most significant investing activities for the three months ended March 31, 2019 and 2018 were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
During the three month periods ended March 31, 2019 and 2018, we purchased property and equipment totaling $0.2 million and $1.1 million, respectively, which we believe will be required to support the growth and expansion of our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and debt borrowings.
Net cash provided by financing activities for the three months ended March 31, 2019 consisted of net proceeds of $68.3 million from the underwritten public offering of our common stock, $8.1 million of proceeds from the exercise of stock options, $0.7 million of proceeds from the issuance of common stock warrants, and $0.9 million associated with our Employee Stock Purchase Plan. These proceeds were partially offset by tax payments of $1.3 million related to the net share settlements of restricted stock units.
Net cash provided by financing activities for the three months ended March 31, 2018 consisted of net proceeds of $0.8 million associated with our Employee Stock Purchase Plan, $0.7 million from proceeds from the issuance of common stock warrants and $0.4 million of proceeds from the exercise of stock options. These proceeds were offset by tax payments of $0.1 million related to the net share settlements of restricted stock units.
Contractual Obligations and Commitments
Our future significant contractual obligations as of December 31, 2018 were reported in our Annual Report on Form 10-K, filed with the SEC on March 11, 2019.
As of March 31, 2019, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.
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
There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2019 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 11, 2019.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on April 1, 2019 and sustained throughout the period ended March 31, 2020, would not be material.
As of March 31, 2019, the principal and deferred interest outstanding under our term borrowings was $60.9 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.
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
(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, specifically with respect to certain information technology general controls (“ITGC's”), that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Remediation Efforts. As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we began implementing a remediation plan to address the material weaknesses mentioned above. The remediation actions include: (i) implementing an improved IT process and system for approving, monitoring and implementing IT changes to key systems which impact our financial reporting; (ii) implementing improved processes for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required; (iii) enhancing our training programs and documentation practices which address ITGCs and related policies; and (iv) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. The material weaknesses will not be considered remediated until internal controls have been designed and implemented or redesigned which specifically address the material weaknesses, and these internal controls must operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Inherent limitation on the effectiveness of internal control over financial reporting.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $21.9 million and $19.2 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $413.2 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
We have experienced significant revenue growth in recent periods and we may not achieve similar growth rates in the future. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, the recent commercial launch of our GeoMx DSP is a key element of our growth strategy and will require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for our GeoMx DSP instrument, other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed.
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
We also plan to develop and introduce new products which would be sold primarily to new customer types, such as our GeoMx DSP instrument for use in pathology labs and a sequencer based on our Hyb & Seq chemistry targeted for use by hospitals and oncology clinics. Our GeoMx DSP instrument became commercially available in 2019 and we anticipate that scaling and training our sales force to attract new customers will require substantial time and expense. Any failure to expand our existing customer base through the launch of our GeoMx DSP instrument, or other new applications and products would adversely affect our operating results.
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
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, or convertible debt, our stockholders may experience dilution. For example, in July 2018 and August 2018, we sold an aggregate of 4,600,000 shares of common stock in an underwritten public offering for net proceeds of $53.8 million and in March 2019, we sold an aggregate of 3,175,000 shares of common stock in an underwritten public offering for net proceeds of $68.3 million. In October 2018, we entered into a new $100.0 million term loan facility with CR Group L.P. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. We have in the past pursued these types of transactions, and may in the future pursue similar transactions or other strategic transactions, on our own or with other advisors, that may impact our business and prospects and the value of our common stock. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
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
The development and manufacture of new products typically requires new scientific discoveries or advancements and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. For example, since 2017, we have worked with our supplier of cartridges used in our nCounter SPRINT systems to improve the design to address leakage and other issues in the microfluidic device produced for us. If we do not achieve the required technical specifications or successfully manage new product development processes, or if development work and manufacturing is not performed according to schedule, then such new technologies or products may be adversely impacted and our business and operating results may be harmed.
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
The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in September 2015, we launched our first 3D Biology application, a new product that allows users to simultaneously measure gene and protein expression from a single sample. In 2016 and 2017, we launched additional 3D Biology panels, including our first for the measurement of DNA mutations and in 2017 we launched our 360 panels for use in breast cancer, immuno-oncology and hematology. In 2018, we expanded beyond oncology and launched panels in neuroscience and CAR-T characterization. We also recently launched our GeoMx DSP product, which will target the pathology market, a market we have not previously targeted.
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
We rely on Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station, Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer and GeoMx DSP, Paramit Corporation of Morgan Hill, California, to build our new nCounter SPRINT Profiler and IDEX Corporation of Lake Forest, Illinois to build the fluidics cartridge, a key component of our nCounter SPRINT Profiler. Each of these contract manufacturers are sole suppliers. Since our contracts with these instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, or if the products provided by such suppliers are unable to meet our performance specifications, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.
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
Our product and service revenue generated from sales to customers located outside of North America was approximately 41% for the three months ended March 31, 2019 and 2018. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
Our term loan agreement with CR Group L.P. and revolving credit facility with Silicon Valley Bank require us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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
Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous materials in manufacturing and in our products, and the generation, transportation and storage of waste. We could discover that we, an acquired business or our suppliers are not in material compliance with these regulations. For example, our products must be compliant with an EU regulation, Delegated Directive (EU) 2015/863, or RoHS3, which expands the list of prohibited substances from six to ten by adding four new types of phthalates. If our only products are not compliant by the deadlines as determined by RoHS3, we may be unable to ship our products into the EU market and our results of operations may suffer. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business.
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
In addition, the success of the development programs for any product candidates or assays developed in collaboration with others will be dependent on the continued pursuit and success of the related drug trials by our collaborators. For example, in October 2017, Merck notified us of their decision not to continue to pursue regulatory approval of the companion diagnostic we were developing for their product, KEYTRUDA, and in August 2018, we and Merck agreed to mutually terminate our development collaboration agreement. There is no guarantee that our collaborators will continue to pursue clinical trials for product candidates or assays that are the subject of our collaborations or that such clinical trials will be successful and, as a result, we may expend considerable time and resources developing in vitro diagnostic assays that will not gain regulatory approval. For example, pursuant to our collaboration with Celgene Corporation, we have been developing an in vitro diagnostic test, LymphMark, as a potential companion diagnostic to aid in identifying patients with diffuse large B-cell lymphoma, or DLBCL, for treatment. However, in April 2019, Celgene announced that the trial evaluating REVLIMID® for the treatment of DLBCL did not meet its primary endpoint and, therefore, we do not expect to file a pre-market approval, or PMA, for LymphMark as a companion diagnostic for REVLIMID. Furthermore, significant consolidation in the life sciences industry has occurred during the last several years and in connection with such consolidation, the combined company often reassesses its development priorities which may impact our existing collaborations or future opportunities. For example, in May 2017, Astellas Pharma announced a joint decision with Pfizer Inc., or Pfizer, to discontinue the planned ENDEAR trial which was the subject of our collaboration. We were informed that the decision resulted from an oncology portfolio review by Astellas Pharma and Pfizer. In January 2019, Bristol Myers Squibb announced that it was acquiring Celgene; this transaction is expected to close in the third quarter of 2019. Even if we establish new relationships, we or our collaborators may terminate those relationships or they may never result in the successful development or commercialization of future tests or other products. From time to time we have agreed to modify the terms of our agreements with collaborators, including financial terms, and in the future it is possible that we will agree to modify the terms of existing and future agreements with collaborators.
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
In addition, we sell dual-use instruments with software that has both FDA-cleared functions, and research functions for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, the FDA issued a guidance document that described FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and device functions for which approval/clearance is not required. There is a risk that requirements for dual use instruments could change causing additional costs and delays for development of these products. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, or the instruments are being promoted for off-label use. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products. In July 2017, FDA adopted a new regulation exempting certain clinical multiplex test systems, like the ones used with our Prosigna assay, from premarket notification requirements. However, these new regulations will not impact the FDA clearance requirements for our nCounter Dx Analysis System which will still require 510(k) clearance for use with specific assays, such as Prosigna.
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
Before we begin to label and market our products for use as clinical diagnostics in the United States, unless an exemption applies we are required to obtain prior 510(k) clearance or pre-market approval from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k), FDA expects that companion diagnostics usually will require a PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, i.e., diagnostics that are beneficial for therapeutic product development or clinical decision making but that do not meet the definition of an IVD companion diagnostic. If we developed a diagnostic device to be used in conjunction with a pharmaceutical product that was then cleared or approved but not as a companion diagnostic for the therapeutic product, this may result in potentially reduced revenue for the test as the labeling of the drug may not reference the need for the diagnostic test.
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
We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product, Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer, we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in the European Union, and we have received regulatory clearances in selected other jurisdictions. Other than with respect to Prosigna in such jurisdictions in which we have received regulatory clearance, we are limited to marketing our products for research use only, which means that we cannot make diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions and, potentially, for other indications. In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining any regulatory authorizations needed to use the companion diagnostic tests in clinical trials as well as the regulatory approvals to sell the companion diagnostic tests following completion of such trials. For example, we have been collaborating with Celgene on the development of LymphMark as a companion diagnostic test for REVLIMID and, in April 2019, Celgene announced that the trial evaluating REVLIMID® for the treatment of DLBCL did not meet its primary endpoint. As a result, we do not expect to file a PMA for LymphMark as a companion diagnostic for REVLIMID. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of such approvals. Any failure to obtain regulatory approvals for our diagnostic tests in a particular jurisdiction may also reduce sales of our nCounter systems for clinical use in that jurisdiction, as the lack of a robust menu of available diagnostic tests would make those systems less attractive to testing laboratories.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 31, 2019, we owned or licensed 27 issued U.S. patents and approximately 37 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 265 pending and granted counterpart applications worldwide, including 118 country-specific validations of 13 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
We register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in July and August 2018, we sold an aggregate of 4,600,000 shares of common stock in an underwritten public offering for net proceeds of $53.8 million and in March 2019, we sold an aggregate of 3,175,000 shares of common stock in an underwritten public offering for net proceeds of $68.3 million. Any such future issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
We have broad discretion over the use of the proceeds to us from our 2018 and 2019 underwritten public offerings and our October 2018 term loan agreement and may apply the proceeds to uses that do not improve our operating results or the value of your securities.
We have broad discretion over the use of proceeds to us from our 2018 and 2019 underwritten public offerings and our October 2018 term loan agreement and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Our use of the proceeds may not improve our operating results or increase the value of the securities offered pursuant to the foregoing fundraising transactions.

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
As disclosed in our Annual Report on Form 10-K, filed with the SEC on March 11, 2019, during the fourth quarter of fiscal 2018, management identified material weaknesses in internal control related to ineffective aspects of its overall control environment related to information technology general controls. This material weakness contributed to additional material weaknesses, specifically in the areas of: (i) user access and program change management over certain information technology systems and (ii) controls over monitoring of certain access rights related to processing journal entries, both of which support our financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. We have taken initial steps to implement remediation efforts; however, there can be no assurance that our efforts to remediate the material weaknesses will be successful or will be completed by the end of our 2019 fiscal year. Pursuing these remediation efforts will result in additional technology and other expenses.
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

NANOSTRING TECHNOLOGIES, INC.

Date:	May 10, 2019	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)