Form 10-Q
period 2019-06-30
NanoString Technologies Inc
filed 2019-08-01
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2019 there were 35,444,042 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$33,371	$24,356
Short-term investments	112,109	69,641
Accounts receivable, net	18,999	17,279
Inventory, net	16,470	13,173
Prepaid expenses and other	9,168	7,258
Total current assets	190,117	131,707
Property and equipment, net	14,713	15,171
Operating lease right-of-use assets	25,889	—
Other assets	2,181	680
Total assets	$232,900	$147,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,132	$8,636
Accrued liabilities	3,703	3,705
Accrued compensation and other employee benefits	9,749	12,060
Customer deposits	7,369	8,167
Deferred revenue, current portion	6,033	9,890
Deferred rent, current portion	—	657
Operating lease liabilities, current portion	3,517	—
Total current liabilities	36,503	43,115
Deferred revenue, net of current portion	853	1,620
Deferred rent and other long-term liabilities, net of current portion	170	7,558
Long-term debt, net of discounts	78,442	58,396
Operating lease liabilities, net of current portion	30,944	—
Total liabilities	146,912	110,689
Commitment and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 35,367 and 30,913 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4	3
Additional paid-in capital	518,971	428,162
Accumulated other comprehensive income (loss)	204	(40)
Accumulated deficit	(433,191)	(391,256)
Total stockholders’ equity	85,988	36,869
Total liabilities and stockholders’ equity	$232,900	$147,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product and service	$22,370	$20,384	$43,720	$38,429
Collaboration	7,975	4,615	14,313	9,655
Total revenue	30,345	24,999	58,033	48,084
Costs and expenses:
Cost of product and service revenue	9,605	8,552	18,314	16,247
Research and development	17,029	14,585	33,056	28,417
Selling, general and administrative	22,499	20,649	45,935	40,086
Total costs and expenses	49,133	43,786	97,305	84,750
Loss from operations	(18,788)	(18,787)	(39,272)	(36,666)
Other income (expense):
Interest income	828	204	1,351	442
Interest expense	(1,889)	(1,604)	(3,637)	(3,167)
Other expense, net	(120)	(349)	(230)	(284)
Total other expense, net	(1,181)	(1,749)	(2,516)	(3,009)
Net loss before provision for income tax	(19,969)	(20,536)	(41,788)	(39,675)
Provision for income tax	(68)	(65)	(147)	(128)
Net loss	$(20,037)	$(20,601)	$(41,935)	$(39,803)
Net loss per share - basic and diluted	$(0.57)	$(0.80)	$(1.26)	$(1.55)
Weighted average shares used in computing basic and diluted net loss per share	35,174	25,757	33,382	25,619
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(20,037)	$(20,601)	$(41,935)	$(39,803)
Change in unrealized gain on short-term investments	183	46	244	33
Comprehensive loss	$(19,854)	$(20,555)	$(41,691)	$(39,770)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2018	25,421	$2	$353,308	$(99)	(313,102)	$40,109
Cumulative effect of a change in accounting policy(1)	—	—	—	—	(754)	(754)
Warrants issued for common stock	—	—	748	—	—	748
Common stock issued for stock options and restricted stock units	139	—	411	—	—	411
Common stock issued for employee stock purchase plan	136	—	767	—	—	767
Stock-based compensation	—	—	2,945	—	—	2,945
Net loss	—	—	—	—	(19,202)	(19,202)
Other comprehensive loss	—	—	—	(13)	—	(13)
Balance at March 31, 2018	25,696	$2	$358,179	$(112)	$(333,058)	$25,011
Warrants issued for common stock	—	—	675	—	—	675
Common stock issued for stock options and restricted stock units	89	1	583	—	—	584
Stock-based compensation	—	—	2,903	—	—	2,903
Net loss	—	—	—	—	(20,601)	(20,601)
Other comprehensive income	—	—	—	46	—	46
Balance at June 30, 2018	$25,785	$3	$362,340	$(66)	$(353,659)	$8,618

(1) Effective January 1, 2018, we adopted Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers. See Note 2. Significant Accounting Policies and Note 3. Revenue from Contracts with Customers for more information.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	30,913	$3	$428,162	$(40)	(391,256)	$36,869
Common stock issued in public offering, net of $4.7 million of issuance costs	3,175	—	68,273	—	—	68,273
Warrants issued for common stock	—	—	698	—	—	698
Common stock issued for stock options and restricted stock units	805	—	8,075	—	—	8,075
Common stock issued for employee stock purchase plan	151	—	939	—	—	939
Tax payments from shares withheld for equity awards	—	—	(1,299)	—	—	(1,299)
Stock-based compensation	—	—	2,882	—	—	2,882
Net loss	—	—	—	—	(21,898)	(21,898)
Other comprehensive income	—	—	—	61	—	61
Balance at March 31, 2019	35,044	$3	$507,730	$21	$(413,154)	$94,600
Warrants issued for common stock	—	—	1,575	—	—	1,575
Common stock issued for stock options and restricted stock units	323	1	4,590	—	—	4,591
Stock-based compensation	—	—	5,076	—	—	5,076
Net loss	—	—	—	—	(20,037)	(20,037)
Other comprehensive income	—	—	—	183	—	183
Balance at June 30, 2019	35,367	$4	$518,971	$204	$(433,191)	$85,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(41,935)	$(39,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,958	5,848
Depreciation and amortization	2,377	1,970
Non-cash operating lease cost	1,332	—
Amortization of premium on short-term investments	236	36
Amortization of deferred financing costs	343	180
Conversion of accrued interest to long-term debt	941	747
Provision for bad debts	38	445
Provision for inventory obsolescence	554	45
Changes in operating assets and liabilities:
Accounts receivable	(1,752)	1,727
Inventory	(4,361)	1,636
Prepaid expenses and other assets	(3,488)	(1,317)
Accounts payable	(2,551)	1,127
Accrued liabilities	(200)	(501)
Accrued compensation and other employee benefits	(2,306)	(621)
Customer deposits	(798)	557
Deferred revenue	(4,624)	(145)
Operating lease liabilities	(920)	—
Deferred rent and other liabilities	—	(254)
Net cash used in operating activities	(49,156)	(28,323)
Investing activities
Purchases of property and equipment	(1,147)	(1,732)
Proceeds from sale of short-term investments	—	5,410
Proceeds from maturity of short-term investments	60,120	25,600
Purchases of short-term investments	(102,579)	(6,000)
Net cash (used in) provided by investing activities	(43,606)	23,278
Financing activities
Borrowings under long-term debt agreement	20,000	—
Deferred costs related to long-term debt	(100)	—
Proceeds from sale of common stock, net	68,273	—
Proceeds from issuance of common stock warrants	1,306	1,423
Tax withholdings related to net share settlements of restricted stock units	(1,299)	(108)
Proceeds from issuance of common stock for employee stock purchase plan	939	767
Proceeds from exercise of stock options	12,665	994
Net cash provided by financing activities	101,784	3,076
Net increase (decrease) in cash, cash equivalents	9,022	(1,969)
Effect of exchange rate changes on cash and cash equivalents	(7)	(24)
Cash and cash equivalents
Beginning of period	24,356	26,279
End of period	$33,371	$24,286

Supplemental disclosures
Operating lease right-of-use assets obtained in exchange for lease obligations	$27,880	$—
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
The Company has incurred losses to date and expects to incur additional losses for the foreseeable future. The Company continues to invest the majority of its resources in the development and growth of its business, including significant investments in new product development and sales and marketing efforts. The Company’s activities have been financed primarily through the sale of equity securities and incurrence of indebtedness, cash received by the Company pursuant to certain product development collaborations, and, to a lesser extent, through the incurrence of other borrowings.
In March 2019, the Company completed an underwritten public offering of 5,175,000 shares of common stock, which included 2,500,000 shares issued and sold by the Company, 2,000,000 shares sold by a related party stockholder, and the exercise by the underwriter of an over-allotment option granted by the Company for 675,000 shares of common stock. The Company's total gross proceeds were $73.0 million. The Company did not receive any proceeds from the sale of shares of common stock by the related party stockholder. After underwriter’s commissions and other expenses of the offering, the Company’s aggregate net proceeds were approximately $68.3 million.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or for any other period.

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
On January 1, 2019, the Company adopted ASU 2016-02 and has elected the optional modified transition method. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. The adoption of the standard had a material impact on the Company’s condensed consolidated balance sheet as of March 31, 2019, but did not have a material impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows. Upon adoption, the Company recognized operating lease right-of-use assets, current and non-current operating lease liabilities, and derecognized current and non-current deferred rent liabilities, with no cumulative-effect adjustment to the opening balance of retained earnings.
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
The Company determines if an arrangement is a lease at inception of a contract. The Company’s leasing portfolio is comprised of operating leases primarily for general office, manufacturing, and research and development purposes. Operating lease liabilities and the corresponding right-of-use assets are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease right-of-use asset is reduced by lease incentives included in the agreement. As the existing leases do not contain an implicit interest rate, the Company estimates its incremental borrowing rate based on information available at commencement date in determining the present value of future payments. The Company includes options to extend the lease in the lease liability and right-of-use asset when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For our short-term leases, we recognize lease payments as an expense on a straight-line basis over the lease term. See Note 4. Operating Leases for additional information regarding lease agreements.
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
3. Revenue from Contracts with Customers
Disaggregated Revenues
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$3,596	$960	$384	$4,940	$5,786	$2,490	$982	$9,258
Consumables	8,193	2,800	781	11,774	16,368	6,044	1,508	23,920
In vitro diagnostic kits	647	1,866	101	2,614	1,076	3,679	173	4,928
Total product revenue	12,436	5,626	1,266	19,328	23,230	12,213	2,663	38,106
Service revenue	2,167	682	193	3,042	3,962	1,295	357	5,614
Total product and service revenue	14,603	6,308	1,459	22,370	27,192	13,508	3,020	43,720
Collaboration revenue	7,975	—	—	7,975	14,313	—	—	14,313
Total revenues	$22,578	$6,308	$1,459	$30,345	$41,505	$13,508	$3,020	$58,033

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$3,131	$1,555	$802	$5,488	$5,817	$3,040	$1,305	$10,162
Consumables	6,801	2,872	608	10,281	12,961	5,249	1,428	19,638
In vitro diagnostic kits	918	1,516	87	2,521	1,599	2,913	175	4,687
Total product revenue	10,850	5,943	1,497	18,290	20,377	11,202	2,908	34,487
Service revenue	1,540	449	105	2,094	2,801	948	193	3,942
Total product and service revenue	12,390	6,392	1,602	20,384	23,178	12,150	3,101	38,429
Collaboration revenue	4,615	—	—	4,615	9,655	—	—	9,655
Total revenues	$17,005	$6,392	$1,602	$24,999	$32,833	$12,150	$3,101	$48,084
Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $6.9 million and $11.5 million as of June 30, 2019 and December 31, 2018, respectively, and customer deposits of $7.4 million and $8.2 million as of June 30, 2019 and December 31, 2018, respectively, included within the condensed consolidated balance sheets. Total contract liabilities decreased by $5.4 million for the six months ended June 30, 2019 as a result of the recognition of previously deferred revenue of $16.8 million for the completion of certain performance obligations during the period, partially offset by cash payments received of $11.4 million related to our collaborations and service contracts. The Company did not record any contract assets as of June 30, 2019.

Unsatisfied or partially unsatisfied performance obligations related to collaboration agreements as of June 30, 2019 were $7.1 million and are expected to be completed over the period of each collaboration agreement, through December 2019. Performance obligations related to product and service contracts as of June 30, 2019 were $7.1 million and are expected to be completed over the term of the related contract, through February 2024.
4. Operating Leases
The Company maintains operating leases for its manufacturing, research and development and general operations with terms that expire from 2020 to 2030 and include renewal options to extend the lease term at the then current fair market rental for each of the lease agreements. None of the options to extend the rental term of existing leases were considered reasonably certain as of June 30, 2019. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,450	$2,864
Other information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,749
The lease term and discount rate was as follows:

June 30, 2019
Weighted Average Remaining Lease Term (years)	7.2

Weighted Average Discount Rate	7.1%
Future minimum lease payments under the lease agreements as of June 30, 2019 were as follows (in thousands):

Remainder of 2019	$2,751
2020	6,064
2021	6,202
2022	6,325
2023	6,504
Thereafter	17,765
Total future minimum lease payments	$45,611
Less: imputed interest	(11,150)
Total	$34,461
Disclosures related to periods prior to adoption
Future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows (in thousands):

2019	$5,526
2020	5,560
2021	5,593
2022	5,708
2023	5,869
Thereafter	13,458
Total future minimum lease payments	$41,714

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
The following shares underlying outstanding options, restricted stock units and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	4,765	5,525	4,801	5,595
Restricted stock units	1,641	1,193	1,578	1,106
Common stock warrants	1,013	468	960	413
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
During the three months ended June 30, 2019, the Company had two customer/collaborators, Lam Research Corporation (“Lam”) and Celgene Corporation (“Celgene”) that individually represented 14% and 12% of total revenue, respectively. The Company had one customer/collaborator, Lam, that individually represented 16% of total revenue during the six months ended June 30, 2019. The Company had one customer/collaborator, Lam, that individually represented 16% and 17% of total revenue during the three and six months ended June 30, 2018, respectively. The Company had no customers or collaborators that represented more than 10% of total product and service revenue for the three and six months ended June 30, 2019 and 2018, respectively. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of June 30, 2019 or December 31, 2018.
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
7. Short-term Investments
Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of June 30, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$73,159	$133	$—	$73,292
U.S. government-related debt securities	27,331	49	—	27,380
Asset-backed securities	11,414	23	—	11,437
Total available-for-sale securities	$111,904	$205	$—	$112,109

Type of securities as of December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$47,299	$1	$(21)	$47,279
U.S. government-related debt securities	14,972	—	(11)	14,961
Asset-backed securities	7,410	—	(9)	7,401
Total available-for-sale securities	$69,681	$1	$(41)	$69,641

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	June 30, 2019	December 31, 2018
Maturing in one year or less	$104,059	$69,641
Maturing in one to three years	8,050	—
Total available-for-sale securities	$112,109	$69,641
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
The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of June 30, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$8,141	$—	$—	$8,141
Short-term investments:
Corporate debt securities	—	73,292	—	73,292
U.S. government-related debt securities	—	27,380	—	27,380
Asset-backed securities	—	11,437	—	11,437
Total	$8,141	$112,109	$—	$120,250

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$16,293	$—	$—	$16,293
Short-term investments:
Corporate debt securities	—	47,279	—	47,279
U.S. government-related debt securities	—	14,961	—	14,961
Asset-backed securities	—	7,401	—	7,401
Total	$16,293	$69,641	$—	$85,934

9. Inventory
Inventory consisted of the following as of the date indicated (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$4,886	$3,408
Work in process	4,426	4,054
Finished goods	7,158	5,711
Total inventory	$16,470	$13,173
10. Long-term Debt
Term Loan Agreements
In April 2014, the Company entered into a term loan agreement (“2014 Term Loan”), under which it borrowed $45.0 million. Interest on the 2014 Term Loan accrued at an annual rate of 12.0%, payable quarterly, of which 3.0% can be deferred during the first six years of the term at the Company’s option and paid together with the principal at maturity. The 2014 Term Loan had an interest-only period through March 2021 and a final maturity date of March 2022.
In October 2018, the Company entered into an amended and restated term loan agreement (“2018 Term Loan”), under which it may borrow up to $100.0 million, which is due and payable in September 2024. At closing, the Company received net proceeds of approximately $7.8 million, pursuant to borrowings of $60.0 million under the new facility, net of repayment of the Company’s 2014 Term Loan of $50.4 million, including deferred interest and transaction-related fees and expenses. In June 2019, the Company borrowed an additional $20.0 million under the 2018 Term Loan and has the option to borrow the remaining $20.0 million until March 2020, which is subject to the achievement of annual revenue thresholds on or prior to December 31, 2019.
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
The 2018 Term Loan accrues interest at a rate of 10.5%, payable quarterly, of which 3.0% may be deferred during the six-year term at the Company’s option and repaid at maturity together with the principal. The Company paid an upfront fee of 0.5% of the aggregate principal amount of the initial borrowing under the 2018 Term Loan, and will pay a facility fee equal to 2.0% of the total amount borrowed including any deferred interest at the time the principal is repaid. A long-term liability of $1.9 million is being accreted using the effective interest method for the facility fee over the term of the 2018 Term Loan. Additional borrowings under the 2018 Term Loan will bear the same upfront and facility fees as the initial borrowing.
In connection with entry into the 2018 Term Loan, warrants to purchase an aggregate of 341,578 shares of common stock with an exercise price per share of $21.12 were issued to the lenders. In June 2019, in connection with the borrowing of an additional $20.0 million principal amount, warrants to purchase an aggregate of 128,932 shares of common stock with an exercise price per share of $34.20 were issued to the lenders. If additional amounts are borrowed under the 2018 Term Loan, additional warrants will be issued on each subsequent draw date for 0.3% of the fully-diluted shares then outstanding. The exercise price for additional warrants will be set at a 25.0% premium to the average closing trading price for the 30-day trading period as of the date immediately before the applicable draw date. The warrants issued in conjunction under the 2018 Term Loan were determined to be closely linked to the Company’s stock, and as such, were recorded as an equity security in additional paid-in capital at their relative fair value of $1.6 million and $1.0 million, in October 2018 and June 2019, respectively, with a corresponding debt discount recorded against the 2018 Term Loan balance outstanding.
Total borrowings and deferred interest under the 2018 Term Loan were $81.3 million and $60.4 million as of June 30, 2019 and December 31, 2018, respectively. The balance of the 2018 Term Loan as of June 30, 2019 and December 31, 2018 is net of discounts related to the warrants, debt issuance costs and other upfront fees of $2.9 million and $2.0 million, respectively.
The Company has the option to prepay the 2018 Term Loan, in whole or part, at any time subject to payment of a redemption fee of up to 4.0% during the first year of the term, 3.0% during the second year of the term and with no redemption fee payable if prepayment occurs after the second year of the loan.
Obligations under the 2018 Term Loan are collateralized by substantially all of the Company’s assets. The 2018 Term Loan contains customary conditions to borrowings, events of default and covenants, including negative covenants that could limit the Company’s ability to, among other things, incur additional indebtedness, liens or other encumbrances; make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The 2018 Term Loan also includes a $2.0 million minimum liquidity covenant and minimum annual revenue-based financial covenants. If the Company’s actual revenue is below the minimum annual revenue requirement for any given year, it may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between its actual revenues and the minimum revenue requirement.
The Company incurred $1.9 million and $1.6 million of interest expense under the term loan agreements for the three months ended June 30, 2019 and 2018, respectively, and $3.6 million and $3.2 million for the six months ended June 30, 2019 and 2018, respectively. The Company was in compliance with its financial covenants under the term loan agreement as of June 30, 2019.
2018 Revolving Loan Facility
In January 2018, the Company entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable. In November 2018, the Company entered into an amended and restated loan and security agreement to increase the borrowing capacity under the facility to $20.0 million, amend the borrowing base to include finished goods inventory, and extend the final maturity under the facility to November 2021. As of June 30, 2019 and December 31, 2018, no amounts had been drawn on the facility.
Interest on borrowings is payable monthly and accrues at a yearly rate equal to the greater of (i) the prime rate as reported in the Wall Street Journal plus 0.50% and (ii) 4.75%. During an event of default, amounts drawn accrue interest at a yearly rate equal to 8.75%. Obligations under the agreement are secured by the Company’s cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. The Company was in compliance with its financial covenants under the secured revolving loan facility as of June 30, 2019.
Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Borrowings under term loan agreements	$80,000	$60,000
Paid-in-kind interest on term loan agreements	1,341	400
Unamortized debt discounts	(2,899)	(2,004)
Long-term debt, net of discounts	$78,442	$58,396
Scheduled future principal payments for outstanding debt were as follows at June 30, 2019 (in thousands):

Years Ending December 31,
Remainder of 2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	81,341
$81,341
11. Collaboration Agreements
At the time of entering into collaboration agreements, the Company evaluates the appropriate presentation and classification of payments within its consolidated financial statements based on the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement. The Company has determined that amounts to be received from collaborators in connection with its collaboration agreements entered into through June 30, 2019 are related to revenue generating activities.
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
Lam Research Corporation
In August 2017, the Company entered into a collaboration agreement with Lam with respect to the development of the Company’s Hyb & Seq platform product candidate. Pursuant to the terms of the collaboration agreement, Lam will contribute up to an aggregate of $50.0 million, with amounts thereunder payable quarterly, to be applied to the research and development of the Company's Hyb & Seq platform, based on allowable development costs. Lam is eligible to receive certain single-digit percentage royalty payments from the Company on net sales of certain products and technologies developed under the collaboration agreement, if any such net sales are ever achieved. The maximum amount of royalties payable to Lam will be capped at an amount up to three times the amount of development funding actually provided by Lam. The Company retains exclusive rights to obtain regulatory approval, manufacture and commercialize the Hyb & Seq products. Lam participates in research and product development through a joint steering committee. The Company will reimburse Lam for the cost of up to 10 full-time Lam employees each year in accordance with the product development plan.
In connection with the execution of the collaboration agreement, the Company issued Lam a warrant to purchase up to 1.0 million shares of the Company’s common stock with the number of underlying shares exercisable at any time proportionate to the amount of the $50.0 million commitment that has been provided by Lam. The exercise price of the warrant is $16.75 per share, and the warrant will expire on the seventh anniversary of the issuance date. The warrant was determined to have a fair value of $6.7 million upon issuance, and such amount will be recorded as additional paid-in capital proportionately from the quarterly collaboration payments made by Lam.
During the three and six months ended June 30, 2019, the Company recognized revenue related to the Lam agreement of $4.4 million and $9.2 million, respectively, and $4.0 million and $8.2 million for the three and six months ended June 30, 2018, respectively. The Company received development funding of $5.5 million and $8.2 million related to the Lam collaboration for the three and six months ended June 30, 2019, respectively, and $7.9 million and $11.4 million for the three and six months ended June 30, 2018, respectively. At June 30, 2019, the Company had recorded $1.0 million of deferred revenue related to the Lam collaboration, all of which is estimated to be recognizable as revenue within one year. In addition, $5.9 million is included in customer deposits in the condensed consolidated balance sheet as of June 30, 2019, which represents amounts received in advance. The Company incurred costs related to services provided by Lam employees under the terms of the agreement of $0.3 million and $0.4 million during the three and six months ended June 30, 2019, respectively, and $0.1 million for the three and six months ended June 30, 2018. As of June 30, 2019, Lam had not exercised any warrants.
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
The process of successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing a product candidate is highly uncertain and the attainment of any additional milestones is therefore uncertain and difficult to predict. In addition, certain milestones are outside the Company’s control and are dependent on the performance of Celgene and the outcome of a clinical trial and related regulatory processes. Pursuant to its collaboration with Celgene, the Company has been developing an in vitro diagnostic test, LymphMark, as a potential companion diagnostic to aid in identifying patients with diffuse large B-cell lymphoma (DLBCL) for treatment. In April 2019, Celgene announced that the trial evaluating REVLIMID for the treatment of DLBCL did not meet its primary endpoint. In May 2019, the Company’s collaboration agreement with Celgene was terminated effective July 2019, with substantially all the remaining deferred revenue from the agreement recognized in the three months ended June 30, 2019. In addition, the Company does not intend to file a pre-market approval for LymphMark as a companion diagnostic for REVLIMID.
During the three and six months ended June 30, 2019, the Company recognized revenue related to the Celgene agreement of $3.1 million and $4.4 million, respectively. The Company recognized a reduction of cumulative revenue of $0.2 million during the six months ended June 30, 2018, due to higher cost estimates in future periods related to the expanded scope and the nature of the work to be performed in future periods. The Company received no development funding related to the Celgene collaboration during the three months ended June 30, 2019 and $0.2 million for the six months ended June 30, 2019.
Merck & Co., Inc.
In May 2015, the Company entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA. Under the terms of the collaboration agreement, the Company received $3.9 million in payments during 2015. In connection with the execution of the development collaboration agreement, the Company and Merck terminated the May 2015 clinical research collaboration and moved all remaining activities under the related work plan to the new development collaboration agreement. In February 2016, the Company expanded its collaboration with Merck by entering into a new development collaboration agreement to clinically develop, seek regulatory approval for, and commercialize a companion diagnostic test to predict response to KEYTRUDA in multiple tumor types. During 2016, the Company received $12.0 million upfront as a technology access fee and $8.5 million of preclinical milestone payments. In October 2017, Merck notified the Company of its decision not to pursue regulatory approval of the companion diagnostic test for KEYTRUDA and, in August 2018, the Company and Merck agreed to mutually terminate their development collaboration agreement, effective as of September 30, 2018, following the completion of certain close-out activities. As part of the mutual termination agreement, Merck granted to the Company a non-exclusive license to certain intellectual property that relates to Merck’s tumor inflammation signature. The Company recognized revenue of $0.5 million and $1.4 million during the three and six months ended June 30, 2018, respectively.
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

Revenue by geography was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Americas	$22,578	$17,005	$41,505	$32,833
Europe & Middle East	6,308	6,392	13,508	12,150
Asia Pacific	1,459	1,602	3,020	3,101
Total revenue	$30,345	$24,999	$58,033	$48,084
Total revenue in the United States was $22.3 million and $15.9 million for the three months ended June 30, 2019 and 2018, respectively, and $40.4 million and $30.8 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

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
We use our technology to develop tools for scientific research, primarily in the fields of genomics and proteomics, and also to develop clinical diagnostic tests. We currently have one commercially available product platform, our nCounter Analysis System instruments and related consumables. We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use and to clinical laboratories and medical centers for diagnostic use, both through our direct sales force and through selected distributors in certain markets. As of June 30, 2019, we had an installed base of approximately 790 nCounter systems, which our customers have used to publish more than 2,650 peer-reviewed papers.
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
We focus a substantial portion of our resources on developing new technologies, products and solutions. We invested $33.1 million and $28.4 million for the six months ended June 30, 2019 and 2018, respectively, in research and development and intend to continue to make significant investments in research and development.
We have discovered other novel applications that utilize our proprietary barcoding chemistry, and we have two new product platforms under development. Following completion of product development, each of these new product platforms is expected to be commercialized as a new instrument along with associated consumables.
The first new platform, our GeoMx Digital Spatial Profiling, or GeoMx DSP system, is designed to enable the field of spatial genomics. While nCounter and other existing technologies analyze gene activity as a whole throughout the totality of a biological sample, GeoMx DSP is used to analyze specifically selected regions of a biological sample in order to see how gene activity or protein levels might vary across those regions or in certain cell types. In advance of the launch of the commercial version of GeoMx DSP, we have provided early access to the system’s capabilities by offering selected customers the opportunity to send biological samples to our Seattle facility to be tested by us on prototype instruments. To date, we have conducted approximately 125 projects for 85 customers pursuant to this Technology Access Program, or TAP. In addition, in the third quarter of 2018 we announced the GeoMx Priority Site, or GPS, Program. The GPS Program was designed to provide customers the opportunity to be among the first to receive a GeoMx DSP instrument following its commercial launch. In April 2019, we announced the commercial launch of GeoMx DSP, with initial installations of commercial systems expected to commence during the third quarter of 2019. As a result of the GPS Program and other commercial sales activities conducted during the first half of 2019, as of June 30 2019 we have received approximately 55 orders for GeoMx DSP.
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
Our product and service revenue increased 13.8% to $43.7 million for the six months ended June 30, 2019, compared to $38.4 million for the first six months of 2018. Our total revenue was $58.0 million for the six months ended June 30, 2019, compared to $48.1 million for the first six months of 2018. We have never been profitable and had net losses of $41.9 million and $39.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, our accumulated deficit was $433.2 million.

Results of Operations
Revenue
Our product revenue consists of sales of our nCounter Analysis Systems and related consumables, including Prosigna in vitro diagnostic kits. Service revenue consists of fees associated with service contracts and conducting proof-of-principle studies, including programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter Analysis Systems and purchase related consumables. Collaboration revenue is derived primarily from our collaboration with Lam and, historically, our terminated collaboration with Celgene.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands)			(In thousands)
Americas	$22,578	$17,005	33%	$41,505	$32,833	26%
Europe & Middle East	6,308	6,392	(1)%	13,508	12,150	11%
Asia Pacific	1,459	1,602	(9)%	3,020	3,101	(3)%
Total revenue	$30,345	$24,999	21%	$58,033	$48,084	21%
The following table reflects the breakdown of our revenue into the primary components of our products, services, and collaborations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands)			(In thousands)
Product revenue:
Instruments	$4,940	$5,488	(10)%	$9,258	$10,162	(9)%
Consumables	11,774	10,281	15%	23,920	19,638	22%
In vitro diagnostic kits	2,614	2,521	4%	4,928	4,687	5%
Total product revenue	19,328	18,290	6%	38,106	34,487	10%
Service revenue	3,042	2,094	45%	5,614	3,942	42%
Total product and service revenue	22,370	20,384	10%	43,720	38,429	14%
Collaboration revenue	7,975	4,615	73%	14,313	9,655	48%
Total revenue	$30,345	$24,999	21%	$58,033	$48,084	21%
Instrument revenue during the three and six months ended June 30, 2019 decreased modestly as compared to the same periods in 2018, due primarily to a decrease in the number of SPRINT instruments sold, partially offset by a shift in sales mix during the quarter to our MAX instruments, which generally have higher average selling prices as compared to our SPRINT instruments. Consumables revenue increased for the three and six months ended June 30, 2019, primarily as a result of our growing installed base of nCounter Analysis Systems, as well as growth in sales of our standardized panel consumable products. In vitro diagnostic kit revenue represents sales of Prosigna assays, which increased for the three and six months ended June 30, 2019 as more testing providers commenced providing services and testing volumes increased, most significantly in territories outside of the United States. Sales of Prosigna in North America were modestly lower in the three and six months ended June 30, 2019 as competitive pressures shifted market share in certain accounts. The increase in service revenue was related primarily to increases in revenue generated from technology access fees, particularly fees related to services offered pursuant to our GeoMx DSP Technology Access Program and, to a lesser extent, increases in the number of installed instruments covered by service contracts. Our product and service revenue may continue to increase in future periods as a result of our increased investments in sales and marketing activities, the growth in sales of our nCounter consumable products as driven by our increasing installed base of nCounter instruments and our standardized panel consumable products, the introduction of new nCounter consumable products, the continued sale of additional nCounter instruments and the commercial launch of our new GeoMx DSP product platform.

Collaboration revenue increased for the three and six months ended June 30, 2019 as compared to the same periods in 2018, due primarily to changes in activity levels relating to our collaboration with Lam and, historically, our terminated collaboration with Celgene. In April 2019, Celgene announced that its clinical trial evaluating REVLIMID for the treatment of DLBCL, which was conducted using our companion diagnostic product candidate LymphMark, did not meet its primary endpoint. As a result of this outcome, our collaboration agreement with Celgene was terminated in July 2019, with substantially all the remaining deferred collaboration revenue recognized during the three months ended June 30, 2019. Our collaboration agreement with Lam represented $4.4 million and $9.2 million of our collaboration revenue for the three and six months ended June 30, 2019, respectively, and $4.0 million and $8.2 million for the three and six months ended June 30, 2018, respectively. As an offset to our anticipated expenses relating to the development of our Hyb & Seq platform, Lam has committed to provide up to $50.0 million in funding, of which $43.3 million has been received as of June 30, 2019.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(Dollars in thousands)			(Dollars in thousands)
Cost of product and service revenue	$9,605	$8,552	12%	$18,314	$16,247	13%
Product and service gross profit	$12,765	$11,832	8%	$25,406	$22,182	15%
Product and service gross margin	57%	58%		58%	58%
For the three and six months ended June 30, 2019, cost of product and service revenue increased as compared to the same periods in 2018, due primarily to higher volumes of consumables sold, increased volume of service contracts associated with our growing installed base of nCounter instruments and investments made to support the growth, installation and service of our product lines, including our GeoMx DSP product platform. Our gross margin on product and service revenue for the three and six months ended June 30, 2019 remained relatively flat as compared to the same periods in 2018. Gross margin during the period was impacted positively by our higher sales of consumables as a percentage of our sales mix, offset by investments made to support the growth of our business.
We expect our cost of product and service revenue to increase in future periods, primarily due to our expected growth in product and service revenue. We expect our gross margin on product and service revenue may fluctuate in future periods, depending upon our mix of instrument sales from which we typically record lower gross margins, as compared to our sales of consumable products or services, and potential expenses we may incur for regulatory compliance, quality assurance or related to the expansion of our manufacturing capacity. Costs related to collaboration revenue are included in research and development expense.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands)			(In thousands)
Platform technology	$7,994	$5,852	37%	$15,482	$12,209	27%
Manufacturing process development	1,664	1,460	14%	2,895	2,278	27%
Life sciences products and applications	3,110	2,735	14%	5,784	5,150	12%
Diagnostic product development	1,267	1,977	(36)%	3,201	3,344	(4)%
Clinical, regulatory and medical affairs	1,326	1,167	14%	2,508	2,743	(9)%
Facility allocation	1,668	1,394	20%	3,186	2,693	18%
Total research and development expense	$17,029	$14,585	17%	$33,056	$28,417	16%
The increase in research and development expense for the three and six months ended June 30, 2019 as compared to the same periods in 2018 is primarily attributable to an increase in staffing and personnel-related costs, including stock-based compensation expense, of $2.7 million and $4.2 million, respectively, as well as increased supply costs of $0.2 million and $1.0 million, respectively. These increases were partially offset by decreases in professional fees of $0.1 million and $0.8 million, respectively, and decreases in clinical trial costs of $0.6 million and $0.4 million, respectively, related to collaboration activities, as compared to the same periods in 2018.
We expect that research and development costs may continue to increase in future periods in support of remaining development activities relating to our GeoMx DSP and Hyb & Seq platforms. As an offset to the expected expenses relating to Hyb & Seq, Lam has committed to provide up to $50.0 million in funding, of which $43.3 million has been received as of June 30, 2019.
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
Selling, general and administrative expense was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$22,499	$20,649	9%	$45,935	$40,086	15%

The increase in selling, general and administrative expense for the three and six month periods ended June 30, 2019 as compared to the same periods in 2018 is primarily attributable to an increased investment in personnel, including stock-based compensation expense, and commercial launch activities related to GeoMx DSP. These additional investments totaled $3.3 million and $5.5 million, respectively. For the three months ended June 30, 2019, these increases were partially offset by decreases in professional and consulting fees of $1.4 million, as compared to the same period in 2018 related to legal, consulting and other costs associated with activities supporting our compliance with the Sarbanes Oxley Act and other regulatory matters.
We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows to support the expected growth in our existing lines of business, as well as to support the introduction of new products and product platforms, including our new GeoMx DSP platform.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands)			(In thousands)
Interest income	$828	$204	306%	$1,351	$442	206%
Interest expense	(1,889)	(1,604)	18%	(3,637)	(3,167)	15%
Other expense, net	(120)	(349)	(66)%	(230)	(284)	(19)%
Total other expense, net	$(1,181)	$(1,749)	(32)%	$(2,516)	$(3,009)	(16)%
Interest expense increased for the three and six months ended June 30, 2019 due primarily to increased borrowings outstanding under our term loan agreement. The average balance of long-term debt outstanding for the six months ended June 30, 2019 and 2018 was $64.3 million and $49.7 million, respectively. The increases in interest expense were partially offset by increased interest income during the three and six months ended June 30, 2019 resulting from higher average cash and investment balances on hand during the periods as compared to the same periods in 2018.
Liquidity and Capital Resources
As of June 30, 2019, we had cash, cash equivalents and short-term investments of $145.5 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance and the level of sales of our existing products and new product candidates; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings under term loan agreements. Our cash used in operations for the six months ended June 30, 2019 was $49.2 million, including $8.5 million in cash receipts from our collaboration agreements. The timing and amount of such receipts in the future are uncertain, and therefore we may be required to secure larger amounts of cash to fund our planned operations.
Equity Financings
In March 2019, we completed an underwritten public offering of 5,175,000 shares of common stock, which included 2,500,000 shares issued and sold by us, 2,000,000 shares sold by a related party stockholder, and the exercise in full by the underwriter of an over-allotment option we granted for 675,000 shares of common stock sold buy us. Our total gross proceeds were $73.0 million. We did not receive any proceeds from the sale of shares of common stock by the related party stockholder. After underwriter’s commissions and other expenses of the offering, and net of proceeds received by the related party stockholder, our aggregate net proceeds were approximately $68.3 million.
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
Debt Instruments
Term Loan Agreements
In April 2014, we entered into a term loan agreement, or the 2014 Term Loan, under which we borrowed $45.0 million. The 2014 Term Loan accrues interest at an annual rate of 12.0%, payable quarterly, of which 3.0% can be deferred during the first six years of the term at our option and paid together with the principal at maturity. The 2014 Term Loan had an interest-only period through March 2021 and a final maturity date of March 2022.
In October 2018, we entered into an amended and restated term loan agreement, or the 2018 Term Loan, under which we may borrow up to $100.0 million, with any amounts borrowed due and payable in September 2024. At closing, we received net proceeds of approximately $7.8 million, pursuant to borrowings of $60.0 million under the new facility, net of repayment of principal and interest outstanding under our prior term loan agreement of $50.4 million, including deferred interest and transaction-related fees and expenses. In June 2019, we borrowed an additional $20.0 million under the 2018 Term Loan, and have the option to borrow an additional $20.0 million until March 2020, with the remaining potential borrowings subject to the achievement of annual revenue thresholds on or prior to December 31, 2019.
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
In connection with entry into the 2018 Term Loan, warrants to purchase an aggregate of 341,578 shares of common stock with an exercise price per share of $21.12 were issued to the lenders. In June 2019, in connection with the borrowing of an additional $20.0 million principal amount, warrants to purchase an aggregate of 128,932 shares of common stock with an exercise price per share of $34.20 were issued to the lenders. If additional amounts are borrowed under the 2018 Term Loan, additional warrants will be issued on each subsequent draw date for 0.3% of the fully-diluted shares then outstanding. The exercise price for additional warrants will be set at a 25.0% premium to the average closing trading price for the 30-day trading period as of the date immediately before the applicable draw date. The warrants issued in conjunction under the 2018 Term Loan were determined to be closely linked to our common stock and, as such, were recorded as an equity security in additional paid-in capital at their relative fair value of $1.6 million and $1.0 million, in October 2018 and June 2019, respectively, with a corresponding debt discount recorded against the 2018 Term Loan balance outstanding.
Total borrowings and deferred interest under the 2018 Term Loan were $81.3 million and $60.4 million as of June 30, 2019 and December 31, 2018, respectively. The balance of the 2018 Term Loan as of June 30, 2019 and December 31, 2018 is net of discounts related to the warrants, debt issuance costs and other upfront fees of $2.9 million and $2.0 million, respectively.
We have the option to prepay the 2018 Term Loan, in whole or part, at any time subject to payment of a redemption fee of up to 4.0% during the first year of the term, 3.0% during the second year of the term and with no redemption fee payable if prepayment occurs after the second year of the loan.
Obligations under the 2018 Term Loan are collateralized by substantially all of our assets. The 2018 Term Loan contains customary conditions to borrowings, events of default and covenants, including negative covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances; make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The 2018 Term Loan also includes a $2.0 million minimum liquidity covenant and minimum annual revenue-based financial covenants. If our actual revenue is below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. We were in compliance with our financial covenants under the 2018 Term Loan agreement as of June 30, 2019.
2018 Revolving Loan Facility
In January 2018, we entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable. In November 2018, we entered into an amended and restated loan and security agreement to increase the borrowing capacity under the facility to $20.0 million, amend the borrowing base to include finished goods inventory, and extend the final maturity under the facility to November 2021. As of June 30, 2019 and December 31, 2018, no amounts had been drawn on the facility.
Interest on borrowings is payable monthly and accrues at a yearly rate equal to the greater of (i) the prime rate as reported in the Wall Street Journal plus 0.50%, and (ii) 4.75%. During an event of default, amounts drawn accrue interest at a yearly rate equal to 8.75%. Obligations under the agreement are secured by our cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. We were in compliance with our financial covenants under the secured revolving loan facility as of June 30, 2019.
Use of Funds
Our principal uses of cash are funding our operations, capital expenditures, working capital requirements and satisfaction of any outstanding obligations under our revolving or term loan facilities, respectively. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. However, our operating expenses have also increased as we have invested in our sales and marketing activities and in research and development of new product platforms and technologies that we believe have the potential to drive the long-term growth of our business.
Our operating cash requirements may increase in the future as we invest in research and development related to existing or new product platforms, including our nCounter and GeoMx DSP product platforms, as well as in sales and marketing activities to expand the installed base of our nCounter Analysis and GeoMx DSP Systems and related consumable usage. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases, nor can we be certain that we will be successful in continuing to generate cash from new partnerships or collaborations to help fund our operations. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(49,156)	$(28,323)
Cash (used in) provided by investing activities	(43,606)	23,278
Cash provided by financing activities	101,784	3,076
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of our products and services and from collaborations. These cash flows received are currently offset by our use of cash for operating expenses to support the growth of our business. As a result, we have historically experienced negative cash flows from operating activities, with such negative cash flows likely continue for the foreseeable future.
For the six months ended June 30, 2019, net cash used in operating activities consisted of our net loss of $41.9 million, and net increases in our operating assets and liabilities of $21.0 million, partially offset by $13.8 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, amortization of our right-of-use assets, deferred interest converted to principal pursuant to our term loan agreement, and provisions for inventory obsolescence.
For the six months ended June 30, 2018, net cash used in operating activities consisted of our net loss of $39.8 million which was offset by $9.3 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, and provision for bad debts, as well as $2.2 million of net decreases in our operating assets and liabilities.
Investing Cash Flows
Our most significant investing activities for the six months ended June 30, 2019 and 2018 were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
During the six month periods ended June 30, 2019 and 2018, we purchased property and equipment totaling $1.1 million and $1.7 million, respectively, which we believe will be required to support the growth and expansion of our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and debt borrowings.
Net cash provided by financing activities for the six months ended June 30, 2019 consisted of net proceeds of $68.3 million from an underwritten public offering of our common stock, borrowings of $20.0 million under our term loan agreement, and $12.3 million of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan.
Net cash provided by financing activities for the six months ended June 30, 2018 consisted of net proceeds of $1.7 million from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan and $1.4 million of proceeds from the issuance of common stock warrants.
Contractual Obligations and Commitments
Our future significant contractual obligations as of December 31, 2018 were reported in our Annual Report on Form 10-K, filed with the SEC on March 11, 2019.
As of June 30, 2019, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K, other than an increase in long-term debt obligations pursuant to the borrowing in June 2019 of an additional $20.0 million pursuant to the terms of our existing term loan agreement, increases of approximately $6.7 million related to new office lease obligations entered into during the period, as well as fluctuations resulting from general working capital requirements.
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
There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the six months ended June 30, 2019 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 11, 2019.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 of the Notes to the Condensed Consolidated Financial Statements under Item 1 of this report.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to various market risks, including changes in commodity prices and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Prices for our products are largely denominated in U.S. dollars and, as a result, we do not face significant risk with respect to foreign currency exchange rates.
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on July 1, 2019 and sustained throughout the period ended June 30, 2020, would not be material.
As of June 30, 2019, the principal and deferred interest outstanding under our term borrowings was $81.3 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.
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

Item 4.	Controls and Procedures.
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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
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

Item 1A.	Risk Factors.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $41.9 million and $39.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $433.2 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. Also, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Furthermore, our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected. In addition, we have certain collaborations where our financial results may vary significantly if circumstances change. For example, in May 2019, we were notified that our collaboration agreement with Celgene was terminated effective July 2019 and resulted in the recognition of $3.1 million of collaboration revenue during the three months ended June 30, 2019.
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
The development and manufacture of new products typically requires new scientific discoveries or advancements and complex technology and engineering, including the design of sophisticated software. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components, software or services and satisfactory technical performance of such software, components or assembled products. For example, since 2017, we have worked with our supplier of cartridges used in our nCounter SPRINT systems to improve the design to address leakage and other issues in the microfluidic device produced for us. If we do not achieve the required technical specifications or successfully manage new product development processes, or if development work and manufacturing is not performed according to schedule, then such new technologies or products may be adversely impacted and our business and operating results may be harmed. Any delays in bringing new products to market may lead our customers to purchase our competitors’ products or cancel outstanding purchase orders.
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
The market for our products is new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in 2017 we launched our 360 panels for use in breast cancer, immuno-oncology and hematology. In 2018, we expanded beyond oncology and launched panels in neuroscience and CAR-T characterization. We also recently launched our GeoMx DSP product, which will target the pathology market, a market we have not previously targeted and in which we have limited marketing and selling experience.
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
Our consumable products are manufactured at our Seattle, Washington facility using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction, quality issues with components and materials sourced from third-party suppliers or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in production or require us to voluntarily recall our consumable products. Identifying and resolving the cause of any such manufacturing or supplier issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products or cancel outstanding purchase orders.
In addition, the introduction of new products may require the development of new manufacturing processes and procedures as well as new suppliers. For example, our GeoMx DSP systems require that we establish supply relationships with antibody providers. While all of our CodeSets are produced using the same basic processes, significant variations may be required to meet new product specifications. Developing new processes and negotiating supply agreements can be very time consuming, and any unexpected difficulty in doing so could delay the introduction of a product.
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
Our product and service revenue generated from sales to customers located outside of North America was approximately 38% and 41% for the six months ended June 30, 2019 and 2018, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	export or import restrictions;

•	various reimbursement and insurance regimes;

•	laws and business practices favoring local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability, such as the anticipated exit of the United Kingdom from the European Economic Community;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties protecting or procuring intellectual property rights.
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
In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. The timing of the United Kingdom's exit from the European Union, or Brexit, remains uncertain; the European Union has extended the deadline for the United

Kingdom to exit the European Union until October 31, 2019. Negotiations related to Brexit have created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.
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
We intend to seek strategic collaborations and partnerships to support the continued growth of the company. However, there is no assurance that we will be successful in doing so. Accordingly, we may be engaged in evaluating potential transactions including, without limitation, strategic partnerships, divestitures of existing businesses or assets, a merger or consolidation with a third party that results in a change in control, a sale or transfer of all or a significant portion of our assets or a purchase by a third party of our securities that may result in a minority or control investment by such third party. From time to time, we may engage in discussions that may result in one or more transactions. Although there would be uncertainty that any of these discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking strategic transactions regardless of whether the transaction is completed. In the event that we consummate a strategic collaboration or partnership or other transaction in the future, we cannot assure you that we would fully realize the potential benefit of such a transaction which could adversely affect our future financial results or that such transaction would positively impact the value of stockholders’ investment in us.
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
In the United States, most of our products are currently labeled and sold for Research Use Only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for diagnostic use, and the products do not include clinical or diagnostic claims or provide directions for use as diagnostic products, they are not subject to the same level of control by the Food and Drug Administration, or FDA, as medical devices. In particular, while the FDA regulations require that RUO products be appropriately labeled, “For Research Use Only,” the regulations do not subject such products to the FDA’s pre- and post-market controls for medical devices. Pursuant to FDA guidance on RUO products, a company may not make clinical or diagnostic claims about an RUO product or provide clinical directions or clinical support services to customers for RUO products. If the FDA were to modify its approach to regulating products labeled for Research Use Only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
In addition, we sell dual-use instruments with software that has both FDA-cleared functions, and research functions for which FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, the FDA issued a guidance document that described FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and device functions for which approval/clearance is not required. There is a risk that the requirements for dual use instruments could change causing additional costs and delays for development of these products. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which FDA approval or clearance has not been obtained, or the instruments are being promoted for off-label use. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products. In July 2017, FDA adopted a new regulation exempting certain clinical multiplex test systems, like the ones used with our Prosigna assay, from premarket notification requirements. However, these new regulations will not impact the FDA clearance requirements for our nCounter Dx Analysis System which will still require 510(k) clearance for use with specific assays, such as Prosigna.
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
Our nCounter reagents may be used by clinical laboratories to create Laboratory-Developed Tests (LDTs), which could, in the future, be the subject of additional FDA regulation as medical devices, which could materially and adversely affect our business and results of operations.
A clinical laboratory can use our custom-manufactured reagents to create what is called a Laboratory Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests. Historically, LDTs generally have not been subject to FDA regulations. In October 2014, the FDA issued draft guidance documents proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could decrease demand for our reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. While FDA announced in November 2016 that it did not intend to finalize of the draft LDT guidance documents, FDA could alter its position or Congress could enact legislation that could result in FDA regulation of LDTs. To date, draft legislative proposals have been discussed, but no legislation has been introduced. If FDA changed its policy or legislation were enacted, it could adversely affect demand for these specialized reagents or our instruments.
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
Approval, marketing authorization, and/or clearance by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.
Before we begin to label and market our products for use as clinical diagnostics in the United States, unless an exemption applies we are required to obtain prior 510(k) clearance, de novo marketing authorization, or pre-market approval from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval, marketing authorization or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k) or de novo, FDA expects that companion diagnostics usually will require a premarket approval or PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, i.e., diagnostics that are beneficial for therapeutic product development or clinical decision making but that do not meet the definition of an IVD companion diagnostic. If we developed a diagnostic device to be used in conjunction with a pharmaceutical product that was then cleared, authorized or approved but not as a companion diagnostic for the therapeutic product, this may result in potentially reduced revenue for the test as the labeling of the drug may not reference the need for the diagnostic test.
Any 510(k) clearance, de novo authorization or PMA approval we obtain for any future product would place substantial restrictions on how our device is marketed or sold. The FDA will continue to place considerable restrictions on our products, including, but not limited to, the obligation to comply with the QSR, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. Obtaining FDA clearance, authorization or approval for diagnostics can be expensive and uncertain, generally takes from several months to several years from submission, and generally requires detailed and comprehensive scientific and clinical data, as well as compliance with FDA regulations. In addition, we have limited experience in obtaining PMA approval from the FDA and are therefore supplementing our operational capabilities to manage the more complex processes needed to obtain and maintain PMAs. Notwithstanding the expense, these efforts may never result in FDA approval, de novo marketing authorization, or 510(k) clearance. Even if we were to obtain regulatory approval, authorization or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.
Sales of our diagnostic products outside the United States are subject to foreign regulatory requirements governing clinical studies, vigilance reporting, marketing approval, manufacturing, regulatory inspections, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals outside the United States may differ from that required to obtain FDA approval, marketing authorization or clearance, and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Approval, marketing authorization or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval or clearance by regulatory authorities in other countries or by the FDA, and foreign regulatory authorities could require additional testing beyond what the FDA requires. In addition, FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or to obtain required approvals or clearances could impair our ability to commercialize our diagnostic products outside of the United States.
If we are unable to obtain additional regulatory clearances, marketing authorizations, registrations, or approvals to market Prosigna in additional countries or if regulatory limitations are placed on our diagnostic products, our business and growth will be harmed. In addition, if we do not obtain additional regulatory clearances, marketing authorizations or approvals necessary to market products other than Prosigna for diagnostic purposes, we will be limited to marketing such products for research use only.
We have received regulatory clearance in the United States under a 510(k) for a version of our first diagnostic product,

Prosigna, providing an assessment of a patient’s risk of recurrence for breast cancer; we have obtained a CE mark for Prosigna which permits us to market that assay for diagnostic purposes in the European Union, and we have received regulatory clearances in selected other jurisdictions. Other than with respect to Prosigna in such jurisdictions in which we have received regulatory clearance, we are limited to marketing our products for research use only, which means that we cannot make diagnostic or clinical claims. We intend to seek regulatory authorizations to market Prosigna in other jurisdictions and, potentially, for other indications. In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining any regulatory authorizations needed to use the companion diagnostic tests in clinical trials as well as the regulatory approvals to sell the companion diagnostic tests following completion of such trials. For example, we have been collaborating with Celgene on the development of LymphMark as a companion diagnostic test for REVLIMID and, in April 2019, Celgene announced that the trial evaluating REVLIMID for the treatment of diffuse large B-cell lymphoma, or DLBCL, did not meet its primary endpoint. As a result, we will not file a PMA for LymphMark as a companion diagnostic for REVLIMID. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of regulatory approvals. Any failure to obtain regulatory approvals for our diagnostic tests in a particular jurisdiction may also reduce sales of our nCounter systems for clinical use in that jurisdiction, as the lack of a robust menu of available diagnostic tests would make those systems less attractive to testing laboratories.
We cannot assure investors that we will be successful in obtaining these regulatory clearances, registrations, marketing authorizations or approvals. If we do not obtain additional regulatory clearances, marketing authorization or approvals to market future products or expand future indications for diagnostic purposes, if additional regulatory limitations are placed on our products or if we fail to successfully commercialize such products, the market potential for our diagnostic products would be constrained, and our business and growth prospects would be adversely affected.
We expect to rely on third parties in conducting any future studies of our diagnostic products that may be required by the FDA or other regulatory authorities, and to fulfill product registration requirements in foreign countries, and those third parties may not perform satisfactorily.
We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance, marketing authorization or approval for our diagnostic products, including additional indications. Accordingly, we expect to rely on third parties, such as medical institutions, clinical investigators, consultants, and our pharmaceutical collaborators to conduct such studies. For example, we contract with clinical laboratories to perform the companion diagnostic tests we have developed that are used in the clinical trials run by pharmaceutical companies pursuant to our companion diagnostic collaborations. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or the study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to ensure compliance with various procedures required under good clinical practices and regulatory requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, the studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance, marketing authorization or approval for our diagnostic products. In addition, under our contracts with our pharmaceutical collaborators, we potentially could be held liable for the failure of our third-party subcontractors to perform their contractual obligations.
Our pharmaceutical collaborators may decide to end their clinical program, modify or terminate a clinical trial, or not pursue regulatory filings for a companion diagnostic test. For example, in April 2019, Celgene announced that the trial evaluating REVLIMID for the treatment of DLBCL did not meet its primary endpoint. In May 2019, the Company’s collaboration agreement with Celgene was terminated effective July 2019, and the Company does not intend to file a pre-market approval for LymphMark as a companion diagnostic for REVLIMID.
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
Certain of our products are regulated as in vitro diagnostic medical devices, including Prosigna and the nCounter FLEX Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, as well as regulation by the FDA and other national health authorities. These may include routine inspections by Notified Bodies, FDA, and other health authorities, of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the Quality System Regulation, or QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among other things. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. On May 25, 2017 the European Union adopted the IVD Directive Regulation, which increases the regulatory requirements applicable to some in vitro diagnostics in the EU and would require that we re-classify and obtain approval, registration, or clearance for our existing CE-marked IVD products within a five-year grace period (by May 25, 2022).
We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the intended use as cleared or approved by the applicable regulatory authority. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the U.S. and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.
We may be subject, directly or indirectly, to healthcare fraud and abuse laws and other laws applicable to our marketing practices. If we are unable to comply, or have not complied, with such laws, we could face substantial penalties.
Our operations are directly, or indirectly through our customers, subject to various fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and state, federal and foreign marketing compliance laws and gift bans. These laws may impact, among other things, our proposed sales and marketing and education programs and require us to implement additional internal systems for tracking certain marketing expenditures and reporting them to government authorities. In addition, we may be subject to privacy regulations by both the federal government and the states in which we conduct our business as well as by foreign governments and entities. The laws that may affect our ability to operate include, but are not limited to:

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
Other significant measures contained in the ACA include coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also included significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increased potential penalties for such violations.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of June 30, 2019, we owned or licensed 28 issued U.S. patents and approximately 33 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 274 pending and granted counterpart applications worldwide, including 118 country-specific validations of 14 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including our core digital molecular barcoding technology licensed from the Institute for Systems Biology, technology relating to Prosigna licensed from Bioclassifier, LLC, intellectual property relating to a gene signature for lymphoma subtyping from the National Institutes of Health, and intellectual property relating to the tumor inflammation signature from Merck. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of those licenses.
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
As a public company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We ceased to be an “emerging growth company” on December 31, 2018 and are no longer eligible for reduced disclosure requirements and exemptions applicable to “emerging growth companies.” We expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and The Nasdaq Global Market impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel must devote a substantial amount of time to compliance with these laws and regulations. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. These requirements have increased and will likely continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, as a public company it is more difficult and more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
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
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 11, 2019, during the fourth quarter of 2018, management identified material weaknesses in internal control related to ineffective aspects of its overall control environment related to information technology general controls. This material weakness contributed to additional material weaknesses, specifically in the areas of: (i) user access and program change management over certain information technology systems and (ii) controls over monitoring of certain access rights related to processing journal entries, both of which support our financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. We have taken initial steps to implement remediation efforts; however, there can be no assurance that our efforts to remediate the material weaknesses will be successful or will be completed by the end of 2019. Pursuing these remediation efforts will result in additional technology and other expenses.
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
On June 14, 2019, in connection with the borrowing of an additional $20.0 million pursuant to the terms of our existing term loan agreement, we issued to the lenders warrants to purchase an aggregate of 128,932 shares of our common stock. Each warrant had an exercise price of $34.20 per share. Each warrant is immediately exercisable and expires on the seventh anniversary of the original issuance date. The issuance of the warrants was exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

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

NANOSTRING TECHNOLOGIES, INC.

Date:	August 1, 2019	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2019	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)