Form 10-Q
period 2019-09-30
NanoString Technologies Inc
filed 2019-11-05
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019 there were 35,738,089 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$23,442	$24,356
Short-term investments	105,423	69,641
Accounts receivable, net	19,542	17,279
Inventory, net	19,040	13,173
Prepaid expenses and other	10,877	7,258
Total current assets	178,324	131,707
Property and equipment, net	14,863	15,171
Operating lease right-of-use assets	25,344	—
Other assets	2,228	680
Total assets	$220,759	$147,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,724	$8,636
Accrued liabilities	5,632	3,705
Accrued compensation and other employee benefits	10,774	12,060
Customer deposits	6,462	8,167
Deferred revenue, current portion	4,389	9,890
Deferred rent, current portion	—	657
Operating lease liabilities, current portion	3,690	—
Total current liabilities	37,671	43,115
Deferred revenue, net of current portion	876	1,620
Deferred rent and other long-term liabilities, net of current portion	246	7,558
Long-term debt, net of discounts	79,194	58,396
Operating lease liabilities, net of current portion	30,183	—
Total liabilities	148,170	110,689
Commitment and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 35,736 and 30,913 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4	3
Additional paid-in capital	528,307	428,162
Accumulated other comprehensive income (loss)	217	(40)
Accumulated deficit	(455,939)	(391,256)
Total stockholders’ equity	72,589	36,869
Total liabilities and stockholders’ equity	$220,759	$147,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product and service	$26,349	$21,453	$70,069	$59,882
Collaboration	4,255	7,163	18,568	16,818
Total revenue	30,604	28,616	88,637	76,700
Costs and expenses:
Cost of product and service revenue	10,925	9,291	29,239	25,538
Research and development	17,007	16,651	50,063	45,068
Selling, general and administrative	23,382	17,810	69,317	57,897
Total costs and expenses	51,314	43,752	148,619	128,503
Loss from operations	(20,710)	(15,136)	(59,982)	(51,803)
Other income (expense):
Interest income	763	384	2,114	826
Interest expense	(2,415)	(1,631)	(6,052)	(4,798)
Other expense, net	(322)	(46)	(552)	(330)
Total other expense, net	(1,974)	(1,293)	(4,490)	(4,302)
Net loss before provision for income tax	(22,684)	(16,429)	(64,472)	(56,105)
Provision for income tax	(64)	(57)	(211)	(185)
Net loss	$(22,748)	$(16,486)	$(64,683)	$(56,290)
Net loss per share - basic and diluted	$(0.64)	$(0.56)	$(1.90)	$(2.09)
Weighted average shares used in computing basic and diluted net loss per share	35,576	29,366	34,121	26,882
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(22,748)	$(16,486)	$(64,683)	$(56,290)
Change in unrealized gain on short-term investments	13	12	257	45
Comprehensive loss	$(22,735)	$(16,474)	$(64,426)	$(56,245)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2018	25,421	$2	$353,308	$(99)	$(313,102)	$40,109
Cumulative effect of a change in accounting policy(1)	—	—	—	—	(755)	(755)
Warrants issued for common stock	—	—	749	—	—	749
Common stock issued for stock options and restricted stock units	139	1	411	—	—	412
Common stock issued for employee stock purchase plan	136	—	767	—	—	767
Stock-based compensation	—	—	2,945	—	—	2,945
Net loss	—	—	—	—	(19,202)	(19,202)
Other comprehensive loss	—	—	—	(13)	—	(13)
Balance at March 31, 2018	25,696	$3	$358,180	$(112)	$(333,059)	$25,012
Warrants issued for common stock	—	—	674	—	—	674
Common stock issued for stock options and restricted stock units	89	—	583	—	—	583
Stock-based compensation	—	—	2,903	—	—	2,903
Net loss	—	—	—	—	(20,601)	(20,601)
Other comprehensive income	—	—	—	46	—	46
Balance at June 30, 2018	25,785	$3	$362,340	$(66)	$(353,660)	$8,617
Common stock issued in public offering, net of $3.7 million of issuance costs	4,600	—	53,847	—	—	53,847
Warrants issued for common stock	—	—	843	—	—	843
Common stock issued for stock options and restricted stock units	163	—	1,733	—	—	1,733
Common stock issued for employee stock purchase plan	121	—	684	—	—	684
Exercise of common stock warrants, net	100	—	—	—	—	—
Stock-based compensation	—	—	2,835	—	—	2,835
Net loss	—	—	—	—	(16,486)	(16,486)
Other comprehensive income	—	—	—	12	—	12
Balance at September 30, 2018	30,769	$3	$422,282	$(54)	$(370,146)	$52,085

(1) Effective January 1, 2018, we adopted Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers. See Note 2. Significant Accounting Policies and Note 3. Revenue from Contracts with Customers for more information.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	30,913	$3	$428,162	$(40)	$(391,256)	$36,869
Common stock issued in public offering, net of $4.7 million of issuance costs	3,175	—	68,273	—	—	68,273
Warrants issued for common stock	—	—	698	—	—	698
Common stock issued for stock options and restricted stock units	805	—	8,075	—	—	8,075
Common stock issued for employee stock purchase plan	151	—	939	—	—	939
Tax payments from shares withheld for equity awards	—	—	(1,299)	—	—	(1,299)
Stock-based compensation	—	—	2,882	—	—	2,882
Net loss	—	—	—	—	(21,898)	(21,898)
Other comprehensive income	—	—	—	61	—	61
Balance at March 31, 2019	35,044	$3	$507,730	$21	$(413,154)	$94,600
Warrants issued for common stock	—	—	1,575	—	—	1,575
Common stock issued for stock options and restricted stock units	323	1	4,590	—	—	4,591
Stock-based compensation	—	—	5,076	—	—	5,076
Net loss	—	—	—	—	(20,037)	(20,037)
Other comprehensive income	—	—	—	183	—	183
Balance at June 30, 2019	35,367	$4	$518,971	$204	$(433,191)	$85,988
Warrants issued for common stock	—	—	516	—	—	516
Common stock issued for stock options and restricted stock units	317	—	3,234	—	—	3,234
Common stock issued for employee stock purchase plan	52	—	1,013	—	—	1,013
Tax payments from shares withheld for equity awards	—	—	(175)	—	—	(175)
Stock-based compensation	—	—	4,748	—	—	4,748
Net loss	—	—	—	—	(22,748)	(22,748)
Other comprehensive income	—	—	—	13	—	13
Balance at September 30, 2019	35,736	$4	$528,307	$217	$(455,939)	$72,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(64,683)	$(56,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,706	8,683
Depreciation and amortization	3,625	2,975
Non-cash operating lease cost	2,069	—
Amortization of premium on short-term investments	(11)	373
Amortization of deferred financing costs	575	276
Conversion of accrued interest to long-term debt	1,565	1,130
Provision for bad debts	(62)	467
Provision for inventory obsolescence	784	629
Changes in operating assets and liabilities:
Accounts receivable	(2,224)	562
Inventory	(7,161)	3,468
Prepaid expenses and other assets	(5,292)	(2,418)
Accounts payable	(2,027)	1,261
Accrued liabilities	1,133	(1,388)
Accrued compensation and other employee benefits	(1,232)	532
Customer deposits	(1,705)	1,263
Deferred revenue	(6,244)	(789)
Operating lease liabilities	(1,701)	—
Deferred rent and other liabilities	—	(384)
Net cash used in operating activities	(69,885)	(39,650)
Investing activities
Purchases of property and equipment	(1,832)	(2,855)
Proceeds from sale of short-term investments	2,500	5,410
Proceeds from maturity of short-term investments	84,070	34,100
Purchases of short-term investments	(122,084)	(62,150)
Net cash used in investing activities	(37,346)	(25,495)
Financing activities
Borrowings under long-term debt agreement	20,000	—
Deferred costs related to long-term debt	(100)	—
Proceeds from sale of common stock, net	68,273	53,847
Proceeds from issuance of common stock warrants	1,821	2,266
Tax withholdings related to net share settlements of restricted stock units	(1,474)	(197)
Proceeds from issuance of common stock for employee stock purchase plan	1,952	1,451
Proceeds from exercise of stock options	15,899	2,727
Net cash provided by financing activities	106,371	60,094
Net decrease in cash and cash equivalents	(860)	(5,051)
Effect of exchange rate changes on cash and cash equivalents	(54)	(29)
Cash and cash equivalents
Beginning of period	24,356	26,279
End of period	$23,442	$21,199

Supplemental disclosures
Operating lease right-of-use assets obtained in exchange for lease obligations	$27,364	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s proprietary optical barcoding chemistry enables direct detection, identification and quantification of individual target molecules in a biological sample by attaching a unique color coded fluorescent reporter to each target molecule of interest. The Company currently markets and sells two platforms based on its proprietary technology, its nCounter Analysis System and its GeoMx Digital Spatial Profiler, or GeoMx DSP system, both consisting of instruments and consumables, to academic, government, biopharmaceutical and clinical laboratory customers.
The Company has incurred losses to date and expects to incur additional losses for the foreseeable future. The Company continues to invest the majority of its resources in the development and growth of its business, including significant investments in new product development and sales and marketing efforts. The Company’s activities have been financed to date primarily through the sale of equity securities and incurrence of indebtedness and cash received by the Company pursuant to certain product development collaborations.
In March 2019, the Company completed an underwritten public offering of 3,175,000 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 675,000 additional shares of common stock. An additional 2,000,000 shares were sold by a related party stockholder. The Company’s total gross proceeds were $73.0 million. The Company did not receive any proceeds from the sale of shares of common stock by the related party stockholder. After underwriter’s commissions and other expenses of the offering, the Company’s aggregate net proceeds were approximately $68.3 million.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or for any other period.

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
The Company generates the majority of its revenue from the sale of products and services. The Company’s commercial products consist of its proprietary nCounter Analysis System and GeoMx DSP System, and related consumables. Services consist of instrument service contracts and service fees for assay processing.
Revenue from instruments and consumables, including in vitro diagnostic kits, is recognized generally upon shipment to the end customer, which is when title of the product has been transferred to the customer. Performance obligations related to instrument sales are reviewed on a contract-by-contract basis, as individual contract terms may vary, and may include installation and calibration services. Performance obligations for consumable products are generally completed upon shipment to the customer. Instrument revenue related to installation and calibration services is recognized when the customer has possession of the instrument and the services have been performed. Such services can also be provided by the Company’s distribution partners and other third parties. For instruments sold solely to run in vitro diagnostic assays, such as our Prosigna assay, training the customer is a required performance obligation that must be provided by the Company prior to any revenue recognition related to the instrument sale.
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
The Company at times may enter into collaboration agreements that may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or other designated activities. The Company estimates the expected total cost of product development and other services under these arrangements and recognizes collaboration revenue using a contingency-adjusted proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash received, amounts contractually due, or the amounts of any product development or other contractual milestone payments when achievement of a milestone is deemed to be probable. Changes in estimates of total expected collaboration product development or other costs are accounted for prospectively as a change in estimate. From period to period, collaboration revenue can fluctuate substantially based on the achievement or probable achievement of product development or other milestones, or as estimates of total expected collaboration product development or other costs are changed or updated. The Company may recognize revenue from collaboration agreements that do not include upfront or milestone-based payments. Amounts due to collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense, based on the nature of the related activities.

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
In August 2018, FASB issued “ASU 2018-15, Intangibles — Goodwill and other — Internal-use software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company has had a practice of expensing the implementation costs related to cloud computing arrangements. Upon adoption of the standard, the Company may capitalize certain implementation costs for new cloud computing arrangements in other assets, and amortize the costs over the related service contract period for the hosted arrangement. The amortization of the implementation costs and the related service contract costs will be presented in its results of operations. The impact to the Company’s consolidated financial statements will depend on multiple factors, including the timing, scope and cost of future cloud-based implementation projects. The Company will adopt the standard, on a prospective basis, on January 1, 2020, the effective date of the standard.
In November 2018, the FASB issued “ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” The new guidance clarifies when certain transactions between collaborative arrangement participants which should be accounted for as revenue under Topic 606. The Company will adopt the standard on January 1, 2020, the effective date of the standard. The Company has assessed its collaborative arrangements and had concluded no adjustment is necessary, based on guidance in the standard.
3. Revenue from Contracts with Customers
Disaggregated Revenues
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$5,823	$1,577	$637	$8,037	$11,609	$4,066	$1,620	$17,295
Consumables	8,872	3,040	824	12,736	25,241	9,084	2,331	36,656
In vitro diagnostic kits	776	1,670	71	2,517	1,852	5,350	243	7,445
Total product revenue	15,471	6,287	1,532	23,290	38,702	18,500	4,194	61,396
Service revenue	2,004	841	214	3,059	5,965	2,136	572	8,673
Total product and service revenue	17,475	7,128	1,746	26,349	44,667	20,636	4,766	70,069
Collaboration revenue	4,255	—	—	4,255	18,568	—	—	18,568
Total revenues	$21,730	$7,128	$1,746	$30,604	$63,235	$20,636	$4,766	$88,637

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$3,696	$1,149	$584	$5,429	$9,512	$4,189	$1,890	$15,591
Consumables	7,808	2,633	699	11,140	20,770	7,882	2,126	30,778
In vitro diagnostic kits	783	1,687	77	2,547	2,382	4,600	252	7,234
Total product revenue	12,287	5,469	1,360	19,116	32,664	16,671	4,268	53,603
Service revenue	1,582	641	114	2,337	4,383	1,589	307	6,279
Total product and service revenue	13,869	6,110	1,474	21,453	37,047	18,260	4,575	59,882
Collaboration revenue	7,163	—	—	7,163	16,818	—	—	16,818
Total revenues	$21,032	$6,110	$1,474	$28,616	$53,865	$18,260	$4,575	$76,700
Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $5.3 million and $11.5 million as of September 30, 2019 and December 31, 2018, respectively, and customer deposits of $6.5 million and $8.2 million as of September 30, 2019 and December 31, 2018, respectively, included within the condensed consolidated balance sheets. Total contract liabilities decreased by $8.0 million for the nine months ended September 30, 2019 as a result of the recognition of previously deferred revenue and customer deposits of $23.9 million for the completion of certain performance obligations during the period, partially offset by cash payments received of $16.0 million related to our collaborations and service contracts. The Company did not record any contract assets as of September 30, 2019.
As of September 30, 2019, unsatisfied or partially unsatisfied performance obligations related to the collaboration agreement with Lam Research Corporation (“Lam”) were $6.0 million and are expected to be completed by the first half of 2020. Performance obligations related to undelivered products and service contracts as of September 30, 2019 were $5.7 million and are expected to be completed over the term of the related contract or as products are delivered.
4. Operating Leases
The Company maintains operating leases for its manufacturing, research and development and general operations with terms that expire from 2020 to 2030 and include renewal options to extend the lease term at the then current fair market rental for each of the lease agreements. None of the options to extend the rental term of existing leases were considered reasonably certain as of September 30, 2019. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,540	$4,404
Other information related to leases were as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,134
The lease term and discount rate was as follows:

September 30, 2019
Weighted Average Remaining Lease Term (years)	6.9

Weighted Average Discount Rate	7.1%
Future minimum lease payments under the lease agreements as of September 30, 2019 were as follows (in thousands):

Remainder of 2019	$1,398
2020	6,159
2021	6,266
2022	6,327
2023	6,506
Thereafter	17,676
Total future minimum lease payments	$44,332
Less: imputed interest	(10,459)
Total	$33,873

Disclosures related to periods prior to adoption
Future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows (in thousands):

2019	$5,526
2020	5,560
2021	5,593
2022	5,708
2023	5,869
Thereafter	13,458
Total future minimum lease payments	$41,714
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
The following shares underlying outstanding options, restricted stock units and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	4,448	5,302	4,682	5,496
Restricted stock units	1,864	1,194	1,675	1,135
Common stock warrants	1,231	551	1,052	460
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
During the three and nine months ended September 30, 2019, the Company had one collaborator, Lam, that individually represented 13% and 15% of total revenue, respectively. The Company had one collaborator, Lam, that individually represented 18% of total revenue during the three and nine months ended September 30, 2018, respectively. The Company had no customers or collaborators that represented more than 10% of total product and service revenue for the three and nine months ended September 30, 2019 and 2018, respectively. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of September 30, 2019 or December 31, 2018.
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

7. Short-term Investments
Short-term investments consisted of available-for-sale securities as follows (in thousands):

Type of securities as of September 30, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$66,299	$148	$—	$66,447
U.S. government-related debt securities	28,431	48	—	28,479
Asset-backed securities	10,476	21	—	10,497
Total available-for-sale securities	$105,206	$217	$—	$105,423

Type of securities as of December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$47,299	$1	$(21)	$47,279
U.S. government-related debt securities	14,972	—	(11)	14,961
Asset-backed securities	7,410	—	(9)	7,401
Total available-for-sale securities	$69,681	$1	$(41)	$69,641

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	September 30, 2019	December 31, 2018
Maturing in one year or less	$97,894	$69,641
Maturing in one to three years	7,529	—
Total available-for-sale securities	$105,423	$69,641
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

The Company’s available-for-sale securities by level within the fair value hierarchy were as follows (in thousands):

As of September 30, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$15,687	$—	$—	$15,687
Short-term investments:
Corporate debt securities	—	66,447	—	66,447
U.S. government-related debt securities	—	28,479	—	28,479
Asset-backed securities	—	10,497	—	10,497
Total	$15,687	$105,423	$—	$121,110

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$16,293	$—	$—	$16,293
Short-term investments:
Corporate debt securities	—	47,279	—	47,279
U.S. government-related debt securities	—	14,961	—	14,961
Asset-backed securities	—	7,401	—	7,401
Total	$16,293	$69,641	$—	$85,934
9. Inventory
Inventory consisted of the following as of the date indicated (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$4,610	$3,408
Work in process	4,800	4,054
Finished goods	9,630	5,711
Total inventory	$19,040	$13,173
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
Total borrowings and deferred interest under the 2018 Term Loan were $82.0 million and $60.4 million as of September 30, 2019 and December 31, 2018, respectively. The balance of the 2018 Term Loan as of September 30, 2019 and December 31, 2018 is net of discounts related to the warrants, debt issuance costs and other upfront fees of $2.8 million and $2.0 million, respectively.
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
The Company incurred $2.4 million and $1.6 million of interest expense under the term loan agreements for the three months ended September 30, 2019 and 2018, respectively, and $6.1 million and $4.8 million for the nine months ended September 30, 2019 and 2018, respectively. The Company was in compliance with its financial covenants under the term loan agreement as of September 30, 2019.
2018 Revolving Loan Facility
In January 2018, the Company entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable. In November 2018, the Company entered into an amended and restated loan and security agreement to increase the borrowing capacity under the facility to $20.0 million, amend the borrowing base to include finished goods inventory, and extend the final maturity under the facility to November 2021. As of September 30, 2019 and December 31, 2018, no amounts had been drawn on the facility.
Interest on borrowings is payable monthly and accrues at a yearly rate equal to the greater of (i) the prime rate as reported in the Wall Street Journal plus 0.50% and (ii) 4.75%. During an event of default, amounts drawn accrue interest at a yearly rate equal to 8.75%. Obligations under the agreement are secured by the Company’s cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. The Company was in compliance with its financial covenants under the secured revolving loan facility as of September 30, 2019.

Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Borrowings under term loan agreements	$80,000	$60,000
Paid-in-kind interest on term loan agreements	1,965	400
Unamortized debt discounts	(2,771)	(2,004)
Long-term debt, net of discounts	$79,194	$58,396
Scheduled future principal payments for outstanding debt were as follows at September 30, 2019 (in thousands):

Years Ending December 31,
Remainder of 2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	81,965
$81,965
11. Collaboration Agreements
At the time of entering into collaboration agreements, the Company evaluates the appropriate presentation and classification of payments within its consolidated financial statements based on the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement. The Company has determined that amounts to be received from collaborators in connection with its collaboration agreements entered into through September 30, 2019 are related to revenue generating activities.
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

During the three and nine months ended September 30, 2019, the Company recognized revenue related to the Lam agreement of $4.0 million and $13.2 million, respectively, and $5.3 million and $13.4 million for the three and nine months ended September 30, 2018, respectively. The Company received development funding of $3.4 million and $11.7 million related to the Lam collaboration for the three and nine months ended September 30, 2019, respectively, and $7.0 million and $18.4 million for the three and nine months ended September 30, 2018, respectively. The Company has received $46.8 million in development funding since the inception of the agreement through September 30, 2019.
At September 30, 2019, the Company had recorded $0.5 million of deferred revenue related to the Lam collaboration, all of which is estimated to be recognizable as revenue within one year. In addition, $5.3 million is included in customer deposits in the condensed consolidated balance sheet as of September 30, 2019, which represents amounts received in advance. The Company incurred costs related to services provided by Lam employees under the terms of the agreement of $0.2 million and $0.6 million during the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, Lam had not exercised any warrants.
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
The Company did not recognize revenue related to the Celgene agreement during the three months ended September 30, 2019 and recognized $4.4 million during the nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company recognized revenue related to the Celgene agreement of $1.6 million and $1.4 million, respectively. The Company received development funding of $0.8 million and $1.1 million related to the Celgene collaboration for the three and nine months ended September 30, 2019.
Merck & Co., Inc.
In May 2015, the Company entered into a clinical research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), to develop an assay intended to optimize immune-related gene expression signatures and evaluate the potential to predict benefit from Merck’s anti-PD-1 therapy, KEYTRUDA. Under the terms of the collaboration agreement, the Company received $3.9 million in payments during 2015. In connection with the execution of the development collaboration agreement, the Company and Merck terminated the May 2015 clinical research collaboration and moved all remaining activities under the related work plan to the new development collaboration agreement. In February 2016, the Company expanded its collaboration with Merck by entering into a new development collaboration agreement to clinically develop, seek regulatory approval for, and commercialize a companion diagnostic test to predict response to KEYTRUDA in multiple tumor types. During 2016, the Company received $12.0 million upfront as a technology access fee and $8.5 million of preclinical milestone payments. In October 2017, Merck notified the Company of its decision not to pursue regulatory approval of the companion diagnostic test for KEYTRUDA and, in August 2018, the Company and Merck agreed to mutually terminate their development collaboration agreement, effective as of September 30, 2018, following the completion of certain close-out activities. As part of the mutual termination agreement, Merck granted to the Company a non-exclusive license to certain intellectual property that relates to Merck’s tumor inflammation signature. The Company recognized revenue of $0.2 million and $1.6 million during the three and nine months ended September 30, 2018, respectively.
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
13. Information about Geographic Areas
The Company operates as a single reportable segment and enables customers to perform both research and clinical testing on its nCounter Analysis and GeoMx DSP Systems. The Company has one sales force that sells these systems to both research and clinical testing labs, and certain of its nCounter reagents can be used for both research and diagnostic testing. GeoMx DSP reagents are sold for research use only. In addition, the Company’s Prosigna Breast Cancer Assay is marketed to clinical laboratories.
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
Revenue by geography was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Americas	$21,730	$21,032	$63,235	$53,865
Europe & Middle East	7,128	6,110	20,636	18,260
Asia Pacific	1,746	1,474	4,766	4,575
Total revenue	$30,604	$28,616	$88,637	$76,700
Total revenue in the United States was $21.3 million and $20.4 million for the three months ended September 30, 2019 and 2018, respectively, and $61.7 million and $51.2 million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
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

•	our ability to successfully commercialize our GeoMx DSP platform;

•	our ability to successfully develop our Hyb & Seq platform;

•	the success, costs and timing of implementation of our business model, strategic plans for our business and future product development plans;

•	the regulatory regime and our ability to secure and maintain regulatory clearance or approval or reimbursement for the clinical use of our products, domestically and internationally;

•	our ability to realize the potential payments set forth in our collaboration agreements;

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
We use our technology to develop tools for scientific research, primarily in the fields of genomics and proteomics, and also to develop clinical diagnostic tests. We currently have two commercially available product platforms, our nCounter Analysis System instruments and related consumables, and our GeoMx Digital Spatial Profiler, or GeoMx DSP, system and related consumables.
Our GeoMx DSP system, for which we recorded our first revenue during third quarter of 2019, is designed to enable the field of spatial genomics. While nCounter and other existing technologies analyze gene activity as a whole throughout the totality of a biological sample, GeoMx DSP is used to analyze specifically selected regions of a biological sample in order to see how gene activity or protein levels might vary across those regions or in certain cell types.
We shipped our first 10 commercial GeoMx DSP systems during the third quarter of 2019. In addition, we continue to provide access to the GeoMx DSP’s capabilities by offering selected potential customers the opportunity to send biological samples to our Seattle facility to be tested in our lab prior to purchasing a GeoMx DSP system. To date, we have completed approximately 170 projects for 110 customers pursuant to this Technology Access Program, or TAP. As a result of the TAP program and other commercial sales activities conducted this year, as of September 30, 2019 we have received more than 70 orders for GeoMx DSP systems.
We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use and to clinical laboratories and medical centers for diagnostic use, both through our direct sales force and through selected distributors in certain markets. As of September 30, 2019, we had an installed base of approximately 820 nCounter systems, which our customers have used to publish more than 2,800 peer-reviewed papers.
We derive a substantial majority of our revenue from the sale of our products, which consist of our nCounter and GeoMx DSP instruments and related proprietary consumables. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. Our consumables include our standardized nCounter and GeoMx DSP panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and our Prosigna breast cancer assay. We also derive revenue from processing fees related to proof-of-principle studies, including from our GeoMx DSP TAP, which we conduct for potential customers. For both our nCounter and GeoMx DSP systems, we offer extended service contracts and we continue to generate revenue through product development collaborations.
We use third-party contract manufacturers to produce the instruments comprising our nCounter and GeoMx DSP systems. We manufacture consumables at our Seattle, Washington facility.
We focus a substantial portion of our resources on developing new technologies, products and solutions. We invested $50.1 million and $45.1 million for the nine months ended September 30, 2019 and 2018, respectively, in research and development and intend to continue to make significant investments in research and development to support our existing instrument platforms and related consumable offerings, as well as research and development of new technologies to complement our growing instrument and consumable product portfolio.
We have discovered other novel applications that utilize our proprietary barcoding chemistry, and we continue to invest in the development of potential new product platforms. For example, our Hyb & Seq molecular profiling system is currently under development, and is designed to use a modified version of our proprietary chemistry to determine and analyze gene sequences within a biological sample, or to potentially profile the activity of an even greater number of genes as compared to our nCounter Analysis System. Following completion of product development, the Hyb & Seq platform is expected to be commercialized as a new instrument along with associated consumables.
Our product and service revenue increased 17.0% to $70.1 million for the nine months ended September 30, 2019, compared to $59.9 million for the first nine months of 2018. Our total revenue was $88.6 million for the nine months ended September 30, 2019, compared to $76.7 million for the first nine months of 2018. We have never been profitable and had net losses of $64.7 million and $56.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, our accumulated deficit was $455.9 million.

Results of Operations
Revenue
Our product revenue consists of sales of our nCounter Analysis Systems, including their related consumables and Prosigna in vitro diagnostic kits, and our GeoMx DSP systems and their related consumables. Service revenue consists of fees associated with service contracts and conducting proof-of-principle studies, including programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our nCounter and GeoMx DSP systems and purchase related consumables. Collaboration revenue is derived primarily from our collaboration with Lam and, historically, our terminated collaboration with Celgene.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands)			(In thousands)
Americas	$21,730	$21,032	3%	$63,235	$53,865	17%
Europe & Middle East	7,128	6,110	17%	20,636	18,260	13%
Asia Pacific	1,746	1,474	18%	4,766	4,575	4%
Total revenue	$30,604	$28,616	7%	$88,637	$76,700	16%
The following table reflects the breakdown of our revenue into the primary components of our products, services, and collaborations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands)			(In thousands)
Product revenue:
Instruments	$8,037	$5,429	48%	$17,295	$15,591	11%
Consumables	12,736	11,140	14%	36,656	30,778	19%
In vitro diagnostic kits	2,517	2,547	(1)%	7,445	7,234	3%
Total product revenue	23,290	19,116	22%	61,396	53,603	15%
Service revenue	3,059	2,337	31%	8,673	6,279	38%
Total product and service revenue	26,349	21,453	23%	70,069	59,882	17%
Collaboration revenue	4,255	7,163	(41)%	18,568	16,818	10%
Total revenue	$30,604	$28,616	7%	$88,637	$76,700	16%
Instrument revenue during the three months ended September 30, 2019 increased as compared to the same period in 2018, due primarily to the first commercial shipments of our new GeoMx DSP system, which contributed $2.2 million of revenue during the period. In addition, we experienced an increase in the number of nCounter FLEX instruments sold, which generally have higher average selling prices, as compared to the number of nCounter SPRINT instruments sold during the period. Instrument revenue for the nine months ended September 30, 2019 also benefited from the first commercial shipments of GeoMx DSP system during the third quarter and a favorable mix shift to an increased number of our nCounter MAX and FLEX instruments sold year to date as a percentage of our total nCounter instruments sold, partially offset by a decrease in the number of SPRINT instruments sold during the nine months ended September 30, 2019 compared to same period in 2018.
Consumables revenue increased for the three and nine months ended September 30, 2019, primarily as a result of our growing installed base of nCounter Analysis Systems, as well as growth in sales of our standardized panel consumable products.
In vitro diagnostic kit revenue represents sales of our Prosigna assay. Prosigna sales were approximately flat for the three and nine months ended September 30, 2019 as compared to the same periods last year. Prosigna sales grew in territories outside of North America during the periods, in particular in certain territories within the European Union, while sales were stable in the United States, and declined in Canada.
The increase in service revenue for the three and nine months ended September 30, 2019 was related primarily to increases in revenue generated from technology access fees, particularly fees related to services offered pursuant to our GeoMx DSP TAP and, to a lesser extent, increases in the number of installed instruments covered by service contracts.
Our product and service revenue may continue to increase in future periods as a result of the growth in sales of our GeoMx DSP instruments, the growth in sales of our nCounter and GeoMx DSP consumable products as driven by our increasing installed base of these instruments, continued growth in sales of our standardized panel consumable products and the introduction of new nCounter and GeoMx DSP consumable products.
Collaboration revenue decreased for the three months ended September 30, 2019 as compared to the same period in 2018, due primarily to changes in activity levels relating to our collaboration with Lam and, historically, our terminated collaboration with Celgene. For the nine months ended September 30, 2019, collaboration revenue increased as compared to the same period in 2018 as a result of the acceleration of revenue related to our terminated Celgene collaboration. In April 2019, Celgene announced that its clinical trial evaluating REVLIMID for the treatment of DLBCL, which was conducted using our companion diagnostic product candidate LymphMark, did not meet its primary endpoint. As a result of this outcome, our collaboration agreement with Celgene was terminated in July 2019, with substantially all the remaining deferred collaboration revenue recognized during the three months ended June 30, 2019. Our collaboration agreement with Lam represented $4.0 million and $13.2 million of our collaboration revenue for the three and nine months ended September 30, 2019, respectively, and $5.3 million and $13.4 million for the three and nine months ended September 30, 2018, respectively.Lam has committed to provide up to $50.0 million in funding to support the research and development activities relating to Hyb & Seq, of which $46.8 million has been received as of September 30, 2019.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(Dollars in thousands)			(Dollars in thousands)
Cost of product and service revenue	$10,925	$9,291	18%	$29,239	$25,538	14%
Product and service gross profit	$15,424	$12,162	27%	$40,830	$34,344	19%
Product and service gross margin	59%	57%		58%	57%
For the three and nine months ended September 30, 2019, cost of product and service revenue increased as compared to the same periods in 2018, due primarily to higher volumes of consumables sold during the periods, as well as increased costs associated with the first commercial shipments of GeoMx DSP systems. In addition, cost of product and service revenue increased as a result of a higher volume of service contracts associated with our growing installed base of nCounter instruments and investments made to support the growth, installation and service of our product lines, including our new GeoMx DSP systems. Our gross margin on product and service revenue for the three months ended September 30, 2019 increased as compared to the same period in 2018 due primarily to a mix shift towards our higher margin MAX and FLEX nCounter instruments, as well as due to sales of our new GeoMx DSP instruments, which commenced shipping during the quarter and contributed a higher average gross margin as compared to our nCounter instrument platforms. In addition, we continue to see increases in our TAP service revenue as a percentage of total revenue, which has a favorable impact on our gross margins. Gross margin for the nine months ended September 30, 2019 increased modestly, as a result of higher sales of consumables as a percentage of our sales mix and due to our sales of GeoMx DSP instruments, partially offset by investments made in our operations to support the growth of our business. In addition, increasing revenue from our GeoMx TAP service favorably impacted our overall margins for both the three and nine month periods compared to the same periods in 2018.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands)			(In thousands)
Platform technology	$8,553	$7,670	12%	$24,035	$19,878	21%
Manufacturing process development	1,665	1,035	61%	4,560	3,313	38%
Life sciences products and applications	2,994	2,643	13%	8,778	7,792	13%
Diagnostic product development	1,230	2,516	(51)%	4,430	5,861	(24)%
Clinical, regulatory and medical affairs	816	1,322	(38)%	3,325	4,065	(18)%
Facility allocation	1,749	1,465	19%	4,935	4,159	19%
Total research and development expense	$17,007	$16,651	2%	$50,063	$45,068	11%
The increase in research and development expense for the three months ended September 30, 2019 as compared to the same period in 2018 is due primarily to higher stock-based compensation expense, which was driven by increases in our stock price and by our recent decision to implement the grant of restricted stock units, or RSUs, to our employees as a component of their stock-based compensation. In addition, we experienced increases in staffing and personnel-related costs and facility costs which were offset by decreases in professional fees, clinical trial costs, and lower lab supply costs. The trends in research and development expense during the three month period reflect the conclusion of activities related to our terminated Celgene collaboration agreement and a transition to a sustaining level of activity subsequent to the GeoMx DSP commercial launch.
For the nine months ended September 30, 2019, the increase in research and development expense reflects higher stock-based compensation expense, which was driven by increases in our stock price and by our recent decision to implement the grant of RSUs to our employees as a component of their stock-based compensation. In addition, we experienced increases to staffing and personnel-related costs to support activities related to the GeoMx DSP commercial launch, as well as increased facility costs. These increases were partially offset by decreases in professional fees and clinical trial costs primarily due to fewer diagnostic product related development activities associated with our terminated collaboration agreements as compared to the same period in 2018.
We expect our investments in research and development to remain in line with our current levels in future periods, as we transition to a sustaining level of activity. Lam has committed to provide up to $50.0 million in funding to support the research and development activities relating to Hyb & Seq, of which $46.8 million has been received as of September 30, 2019.

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
Selling, general and administrative expense was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$23,382	$17,810	31%	$69,317	$57,897	20%

The increase in selling, general and administrative expense for the three and nine month periods ended September 30, 2019 as compared to the same periods in 2018 is primarily attributable to increased investment of $5.1 million and $9.5 million, respectively, in staffing and personnel-related costs to support activities related to the GeoMx DSP commercial launch, and to higher stock-based compensation expense, which was driven by increases in our stock price and by our recent decision to implement the grant of RSUs to our employees as a component of their stock-based compensation. In addition, professional fees have increased during the three and nine month periods ended September 30, 2019 related to accounting and tax support services, in particular activities relating to our compliance with the Sarbanes Oxley Act.
We expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows to support the expected growth in our existing lines of business, as well as to support the introduction of new products and product platforms, including our GeoMx DSP.
Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands)			(In thousands)
Interest income	$763	$384	99%	$2,114	$826	156%
Interest expense	(2,415)	(1,631)	48%	(6,052)	(4,798)	26%
Other expense, net	(322)	(46)	600%	(552)	(330)	67%
Total other expense, net	$(1,974)	$(1,293)	53%	$(4,490)	$(4,302)	4%
Interest expense increased for the three and nine months ended September 30, 2019 due primarily to increased borrowings outstanding under our term loan agreement. The average balance of long-term debt outstanding for the nine months ended September 30, 2019 and 2018 was $70.2 million and $49.9 million, respectively. The increases in interest expense were partially offset by increased interest income during the three and nine months ended September 30, 2019 resulting from higher average cash and investment balances on hand during the periods as compared to the same periods in 2018.
Liquidity and Capital Resources
As of September 30, 2019, we had cash, cash equivalents and short-term investments of $128.9 million. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including: market acceptance and the level of sales of our existing products and new product candidates; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings under term loan agreements. Our cash used in operations for the nine months ended September 30, 2019 was $69.9 million, including $12.9 million in cash receipts from our collaboration agreements. The timing and amount of such receipts in the future are uncertain, and therefore we may be required to secure larger amounts of cash to fund our planned operations.
Equity Financings
In March 2019, we completed an underwritten public offering of 3,175,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 675,000 additional shares of common stock. An additional 2,000,000 shares were sold by a related party stockholder. Our total gross proceeds were $73.0 million. We did not receive any proceeds from the sale of shares of common stock by the related party stockholder. After underwriter’s commissions and other expenses of the offering, and net of proceeds received by the related party stockholder, our aggregate net proceeds were approximately $68.3 million.
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
In January 2018, we entered into a sales agreement with a sales agent to sell shares of our common stock through an “at the market” equity offering program for up to $40.0 million in gross cash proceeds. In March 2019, subsequent to our most recent underwritten public offering, we terminated this agreement. No shares of our common stock were sold under this agreement.
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
Total borrowings and deferred interest under the 2018 Term Loan were $82.0 million and $60.4 million as of September 30, 2019 and December 31, 2018, respectively. The balance of the 2018 Term Loan as of September 30, 2019 and December 31, 2018 is net of discounts related to the warrants, debt issuance costs and other upfront fees of $2.8 million and $2.0 million, respectively.
We have the option to prepay the 2018 Term Loan, in whole or part, at any time subject to payment of a redemption fee of up to 4.0% during the first year of the term, 3.0% during the second year of the term and with no redemption fee payable if prepayment occurs after the second year of the loan.
Obligations under the 2018 Term Loan are collateralized by substantially all of our assets. The 2018 Term Loan contains customary conditions to borrowings, events of default and covenants, including negative covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances; make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. The 2018 Term Loan also includes a $2.0 million minimum liquidity covenant and minimum annual revenue-based financial covenants. If our actual revenue is below the minimum annual revenue requirement for any given year, we may avoid a related default by generating proceeds from an equity or subordinated debt issuance equal to the shortfall between our actual revenues and the minimum revenue requirement. We were in compliance with our financial covenants under the 2018 Term Loan agreement as of September 30, 2019.
2018 Revolving Loan Facility
In January 2018, we entered into a $15.0 million secured revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable. In November 2018, we entered into an amended and restated loan and security agreement to increase the borrowing capacity under the facility to $20.0 million, amend the borrowing base to include finished goods inventory, and extend the final maturity under the facility to November 2021. As of September 30, 2019 and December 31, 2018, no amounts had been drawn on the facility.
Interest on borrowings is payable monthly and accrues at a yearly rate equal to the greater of (i) the prime rate as reported in the Wall Street Journal plus 0.50%, and (ii) 4.75%. During an event of default, amounts drawn accrue interest at a yearly rate equal to 8.75%. Obligations under the agreement are secured by our cash and cash equivalents, accounts receivable and proceeds thereof, and inventory and proceeds from the sale thereof. The lender’s interest in the collateral under the loan facility is senior to the lender’s interest in such collateral under the term loan agreement. The loan facility contains various customary representations and warranties, conditions to borrowing, events of default, including cross default provisions with respect to the loan facility, and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. We were in compliance with our financial covenants under the secured revolving loan facility as of September 30, 2019.
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

Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(69,885)	$(39,650)
Cash used in investing activities	(37,346)	(25,495)
Cash provided by financing activities	106,371	60,094
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of our products and services and from collaborations. These cash flows received are currently offset by our use of cash for operating expenses to support the growth of our business. As a result, we have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.
For the nine months ended September 30, 2019, net cash used in operating activities consisted of our net loss of $64.7 million, and net increases in our operating assets and liabilities of $26.5 million, partially offset by $21.3 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, amortization of our right-of-use assets, deferred interest converted to principal pursuant to our term loan agreement, and provisions for inventory obsolescence.
For the nine months ended September 30, 2018, net cash used in operating activities consisted of our net loss of $56.3 million which was offset by $14.5 million of net non-cash items, such as stock-based compensation, depreciation and amortization, deferred interest converted to principal for the term loan, and provisions for bad debts and inventory, as well as $2.1 million of net decreases in our operating assets and liabilities.
Investing Cash Flows
Our most significant investing activities for the nine months ended September 30, 2019 and 2018 were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
During the nine month periods ended September 30, 2019 and 2018, we purchased property and equipment totaling $1.8 million and $2.9 million, respectively, which we believe will be required to support the growth and expansion of our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and debt borrowings.
Net cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of net proceeds of $68.3 million from an underwritten public offering of our common stock, borrowings of $20.0 million under our term loan agreement, and $16.4 million of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan.
Net cash provided by financing activities for the nine months ended September 30, 2018 consisted primarily of net proceeds of $53.8 million from an underwritten public offering and $4.0 million of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan.
Contractual Obligations and Commitments
Our future significant contractual obligations as of December 31, 2018 were reported in our Annual Report on Form 10-K, filed with the SEC on March 11, 2019.
As of September 30, 2019, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K, other than an increase in long-term debt obligations of $20.0 million resulting from additional borrowings in June 2019 pursuant to the terms of our existing term loan agreement, increases of approximately $6.7 million related to new office lease obligations entered into during the nine months ended September 30, 2019, as well as fluctuations resulting from general working capital requirements.

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
There have been no material changes in our critical accounting policies and significant estimates in the preparation of our condensed consolidated financial statements for the nine months ended September 30, 2019 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 11, 2019.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on October 1, 2019 and sustained throughout the period ended September 30, 2020, would not be material.
As of September 30, 2019, the principal and deferred interest outstanding under our term borrowings was $82.0 million. The interest rates on our term borrowings under our credit facility are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.
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
(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, certain of our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, specifically with respect to certain information technology general controls, that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those disclosed in (c) below.
(c) Remediation Efforts. As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we have implemented a remediation plan to address the material weaknesses mentioned above. During the quarter ended September 30, 2019, the remediation actions taken included: (i) implementing improved information technology related processes and controls, including the establishment of a change control board, for approving, monitoring and implementing changes to key information systems which impact our financial reporting; (ii) implementing standardized processes, and related controls, for requesting, authorizing, and reviewing user access to key systems, including systems relating to the posting of journal entries, which may impact our financial reporting, including identifying access to roles where manual business process controls may be required, as well as expanding the scope of systems and points of access required to be reviewed; (iii) enhancing our training programs and documentation practices which address information technology related processes and controls, and related policies; and (iv) reporting on the status of our remediation measures to the Audit Committee of the Board of Directors more frequently. The material weaknesses will not be considered remediated until internal controls have been designed and implemented or redesigned which specifically address the material weaknesses, and these internal controls must operate for a sufficient period of time and management must then conclude, through testing, that these controls are operating effectively.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $64.7 million and $56.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $455.9 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, but there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
We have experienced significant revenue growth in recent periods and we may not achieve similar growth rates in the future. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, the recent commercial launch of our GeoMx DSP system is a key element of our growth strategy and will require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for GeoMx DSP or other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed.

Our future success is dependent upon our ability to expand our customer base and introduce new applications and products.
Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories (including physician-owned laboratories) that perform analyses using our nCounter Analysis Systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications, new instruments, and new diagnostic products. We expect that increasing the installed base of our nCounter Analysis Systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems, sales of our consumable products and our margins may not meet expectations. Moreover, we must convince physicians and third-party payors that our diagnostic products, such as Prosigna, are cost effective in obtaining information that can help inform treatment decisions and that our nCounter Analysis Systems could enable an equivalent or superior approach that lessens reliance on centralized laboratories. In the United States, Medicare and most private insurers provide coverage and payment for patients to be tested with Prosigna; however, other countries, such as Germany, provide more limited coverage and payment for Prosigna.
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
In the near term, we expect that a large portion of our revenue will be derived from sales of our nCounter Analysis Systems to academic and government research laboratories and biopharmaceutical companies worldwide for research and development applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•	changes in government programs (such as the National Institutes of Health) that provide funding to research institutions and companies;

•	macroeconomic conditions and the political climate;

•	changes in the regulatory environment;

•	differences in budgetary cycles;

•	competitor product offerings or pricing;

•	market-driven pressures to consolidate operations and reduce costs; and

•	market acceptance of relatively new technologies, such as our GeoMx DSP instrument.
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
Our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the large capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. In addition, the recent introduction of GeoMx DSP in 2019 may decrease our near-term visibility as to the timing of our total sales or the length of our overall sales cycle. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis. These factors also make it difficult to forecast revenue on a quarterly basis. In addition, any failure to meet customer expectations could result in customers choosing to continue to use their existing systems or to purchase systems other than ours.

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

•
the extent to which we engage in strategic transactions, such as the acquisition of, investment in or disposal of businesses, assets, products and technologies, including inbound or outbound licensing arrangements.

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, or convertible debt, our stockholders may experience dilution. For example, in July 2018 and August 2018, we sold an aggregate of 4,600,000 shares of common stock in an underwritten public offering for net proceeds of $53.8 million and in March 2019, we sold an aggregate of 3,175,000 shares of common stock in an underwritten public offering for net proceeds of $68.3 million. In October 2018, we entered into a new $100.0 million term loan facility with CR Group L.P. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through strategic transactions with third parties, such as collaborations, asset sales and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. We have in the past pursued these types of transactions, and may in the future pursue similar transactions or other strategic transactions, on our own or with other advisors, that may impact our business and prospects and the value of our common stock. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
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
Our consumable products are manufactured at our Seattle, Washington facility using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. We also anticipate bringing a second reagent manufacturing facility in Bothell, Washington online in the near-term. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction, quality issues with components and materials sourced from third-party suppliers or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in production or require us to voluntarily recall our consumable products. Identifying and resolving the cause of any such manufacturing or supplier issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products or cancel outstanding purchase orders.
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
If our Seattle area facilities become unavailable or inoperable, we will be unable to continue our research and development, manufacturing our consumables or processing sales orders, and our business will be harmed.
We manufacture our consumable products in our headquarters facilities in Seattle, Washington and also expect to bring a second reagent manufacturing facility in Bothell, Washington online in the near-term. In addition, Seattle is the center for research and development, order processing, receipt of our instruments manufactured by third-party contract manufacturers and shipping products to customers. Our facilities and the equipment we use to manufacture our consumable products would be costly, and would require substantial lead time, to repair or replace. The Seattle area is situated near active earthquake fault lines. These facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes and power outages, which may render it difficult or impossible for us to produce our products for some period of time. The inability to manufacture consumables or to ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is limited, may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
We expect to generate a substantial portion of our product and service revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.
Our product and service revenue generated from sales to customers located outside of North America was approximately 36% and 39% for the nine months ended September 30, 2019 and 2018, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the Euro. Our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows will increasingly be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, our product and service revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. Similarly, a strong U.S. dollar relative to the local currencies of our international customers can potentially reduce demand for our products, which may compound the adverse effect of foreign exchange translation on our revenue. If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and prospects will suffer.
Significant United Kingdom or European developments stemming from the United Kingdom’s decision to withdraw from the European Union could have a material adverse effect on us.
In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. The timing of the United Kingdom’s exit from the European Union, or Brexit, remains uncertain; the European Union has extended the deadline for the United Kingdom to exit the European Union until January 31, 2020. Negotiations related to Brexit have created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.
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
We intend to seek strategic collaborations, partnerships and other transactions to support the continued growth of our company. However, there is no assurance that we will be successful in doing so. Accordingly, we may be engaged in evaluating potential transactions including, without limitation, strategic partnerships, divestitures of existing businesses or assets, a merger or consolidation with a third party that results in a change in control, a sale or transfer of all or a significant portion of our assets or a purchase by a third party of our securities that may result in a minority or control investment by such third party. From time to time, we may engage in discussions that may result in one or more transactions. Although there would be uncertainty that any of these discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking strategic transactions regardless of whether the transaction is completed. In the event that we consummate a strategic collaboration, partnership or other transaction in the future, we cannot assure you that we would fully realize the potential benefit of such a transaction or that the market would not have an adverse reaction to any such transaction. The failure to fully realize the potential benefit of such a transaction, adverse market reaction to any such transaction and any other issues we may encounter in connection with the consummation of any such transaction could adversely affect our future financial results or negatively impact the value of stockholders’ investment in us.
Our strategy to seek to enter into strategic collaborations, licensing arrangements and other transactions with third parties to develop diagnostic tests and other products may not be successful.
We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on which we develop diagnostic tests and research products. For example, we licensed the rights to intellectual property that forms the basis of Prosigna from Bioclassifier, LLC, which was founded by several of our research customers engaged in translational research. Similarly, in connection with our collaboration with Celgene Corporation, we licensed the rights to intellectual property relating to a gene signature for lymphoma subtyping, which was discovered by a consortium of researchers including several of our research customers, from the National Institutes of Health. In connection with our collaboration with Merck to develop a companion diagnostic test and the subsequent termination of the collaboration agreement, Merck granted to us a non-exclusive license to certain intellectual property that relates to Merck’s tumor inflammation signature. We intend to enter into more such arrangements with our research customers and other researchers, including biopharmaceutical companies and research institutions, for development of future diagnostic products. However, there is no assurance that we will be successful in doing so. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Certain parties may seek to partner with companies in addition to us in connection with a project. This, in turn, may limit the commercial potential of any products that are the subject of such collaborations. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory, commercial or intellectual property position. In particular, our customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors.
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
In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. For example, we have received positive reimbursement decisions for Prosigna in France, certain regions of Spain and Italy, Canada, Israel, Switzerland and Denmark, but despite these positive developments, we continue to expect that it will take several years to establish broad coverage and reimbursement for testing services based on our products with most payors in countries outside of the United States, and our efforts may not be successful.
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
A clinical laboratory can use our custom-manufactured reagents to create what is called a Laboratory Developed Test, or LDT. LDTs, according to the FDA, are diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests. Historically, LDTs generally have not been subject to FDA regulations. In October 2014, the FDA issued draft guidance documents proposing the use of a risk-based approach to regulating LDTs. Any restrictions on LDTs by the FDA could decrease demand for our reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. While FDA announced in November 2016 that it did not intend to finalize the draft LDT guidance documents, FDA could alter its position or question a particular LDT that a laboratory is providing, or Congress could enact legislation that could result in FDA regulation of LDTs. To date, draft legislative proposals have been discussed, but no legislation has been formally introduced. If FDA changed its policy or legislation were enacted, it could adversely affect demand for these specialized reagents or our instruments.
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
Approval, de novo marketing authorization, and/or clearance by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.
Before we begin to label and market our products for use as clinical diagnostics in the United States, unless an exemption applies, we are required to obtain prior 510(k) clearance, de novo marketing authorization, or pre-market approval from the FDA. In September 2013, we received FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at 10 years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes) hormone receptor-positive breast cancer who have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care. In August 2014, the FDA issued a companion diagnostics final guidance stating that if the device is essential to the safety or efficacy of the drug, the FDA generally will require approval, de novo marketing authorization or clearance for the device at the time when the FDA approves the drug. The FDA stated in the companion diagnostics final guidance that while in some instances a companion diagnostic could come to market through a 510(k) or de novo, FDA expects that companion diagnostics usually will require a premarket approval or PMA. In July 2016, the FDA issued a draft co-development companion diagnostic and therapeutic guidance document which similarly reflected this information. The draft guidance appears to also relate, at least in part, to what may be considered complementary diagnostics, i.e., diagnostics that are beneficial for therapeutic product development or clinical decision making but that do not meet the definition of an IVD companion diagnostic. If we developed a diagnostic device to be used in conjunction with a pharmaceutical product that was then cleared, authorized or approved, but not as a companion diagnostic for the therapeutic product, this may result in potentially reduced revenue for the test as the labeling of the drug may not reference the need for the diagnostic test.

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
Sales of our diagnostic products outside the United States are subject to foreign regulatory requirements governing clinical studies, vigilance reporting, marketing approval, manufacturing, regulatory inspections, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals outside the United States may differ from that required to obtain FDA approval, de novo marketing authorization or clearance, and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Approval, de novo marketing authorization, or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval or clearance by regulatory authorities in other countries or by the FDA, and foreign regulatory authorities could require additional testing beyond what the FDA requires. In addition, FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or to obtain required approvals or clearances could impair our ability to commercialize our diagnostic products outside of the United States.
If we are unable to obtain additional regulatory clearances, de novo marketing authorizations, registrations, or approvals to market Prosigna in additional countries or if regulatory limitations are placed on our diagnostic products, our business and growth will be harmed. In addition, if we do not obtain additional regulatory clearances, de novo marketing authorizations or approvals necessary to market products other than Prosigna for diagnostic purposes, we will be limited to marketing such products for research use only.
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
In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining any regulatory authorizations needed to use the companion diagnostic tests in clinical trials as well as the regulatory approvals to sell the companion diagnostic tests following completion of such trials. For example, we have been collaborating with Celgene on the development of LymphMark as a companion diagnostic test for REVLIMID and, in April 2019, Celgene announced that the trial evaluating REVLIMID for the treatment of diffuse large B-cell lymphoma, or DLBCL, did not meet its primary endpoint. As a result, we will not file a PMA for LymphMark as a companion diagnostic for REVLIMID. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of regulatory approvals. Any failure to obtain regulatory approvals, clearances, or de novo authorizations for our diagnostic tests in a particular jurisdiction may also reduce sales of our nCounter systems for clinical use in that jurisdiction, as the lack of a robust menu of available diagnostic tests would make those systems less attractive to testing laboratories.
We cannot assure investors that we will be successful in obtaining these regulatory clearances, registrations, de novo marketing authorizations or approvals. If we do not obtain additional regulatory clearances, de novo marketing authorization or approvals to market future products or expand future indications for diagnostic purposes, if additional regulatory limitations are placed on our products or if we fail to successfully commercialize such products, the market potential for our diagnostic products would be constrained, and our business and growth prospects would be adversely affected.
We expect to rely on third parties in conducting any future studies of our diagnostic products that may be required by the FDA or other regulatory authorities, and to fulfill product registration requirements in foreign countries, and those third parties may not perform satisfactorily.
We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance, de novo marketing authorization or approval for our diagnostic products, including additional indications. Accordingly, we expect to rely on third parties, such as medical institutions, clinical investigators, consultants, and our pharmaceutical collaborators to conduct such studies. For example, we contract with clinical laboratories to perform the companion diagnostic tests we have developed that are used in the clinical trials run by pharmaceutical companies pursuant to our companion diagnostic collaborations. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or the study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to ensure compliance with various procedures required under good clinical practices and regulatory requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, the studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance, de novo marketing authorization or approval for our diagnostic products. In addition, under our contracts with our pharmaceutical collaborators, we potentially could be held liable for the failure of our third-party subcontractors to perform their contractual obligations.
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
Certain of our products are regulated as in vitro diagnostic medical devices, including Prosigna and the nCounter FLEX Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, obligations as well as regulation by the FDA and other national health authorities. These may include routine inspections by Notified Bodies, FDA, and other health authorities, of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and the Quality System Regulation, or QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among other things. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the European Union, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and life-cycle of drugs. On May 25, 2017, the European Union adopted the IVD Directive Regulation, which increases the regulatory requirements applicable to in vitro diagnostics in the EU and would require that we re-classify and obtain approval, registration, or clearance for our existing CE-marked IVD products within a five-year grace period (by May 25, 2022).
We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the intended use as cleared or approved by the applicable regulatory authority. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States. and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.
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

Our operations are directly, or indirectly through our customers, subject to various fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and state, federal and foreign marketing compliance laws and gift bans. These laws may impact, among other things, our proposed sales and marketing and education programs and require us to implement additional internal systems for tracking certain marketing expenditures and reporting them to government authorities. In addition, we may be subject to privacy regulations by both the federal government and the states in which we conduct our business as well as by foreign governments and entities. The laws that may affect our ability to operate include, but are not limited to:

•	the federal Anti-kickback Law and state equivalents;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, and state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended;

•	the Medicare civil money penalty and exclusion requirements;

•	the federal False Claims Act and state equivalents;

•	state physician gift bans and state, federal and foreign marketing expenditure disclosure laws;

•	state privacy laws, such as the California Consumer Privacy Act;

•	the Foreign Corrupt Practices Act, which applies to our international activities; and

•	the European Union’s General Data Protection Regulation.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. In December 2015, Congress passed a two-year suspension of the medical device tax from January 1, 2016 to December 31, 2017. In January 2018, Congress suspended the tax again for a two-year period ending on December 31, 2019. The tax applies to our listed medical device products, which include the nCounter Dx Analysis System and Prosigna. The Budget Control Act of 2011 contained automatic spending cuts to the federal budget known as sequestration. As a result of sequestration, Medicare payments are reduced by 2% per year. For Prosigna, pricing changes can occur through the annual adjustment to the CLFS; this resulted in a 10% reduction in the Medicare reimbursement price for Prosigna starting on January 1, 2018 and future 10% reductions in 2019 and 2020. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our customers use our technology to deliver to Medicare beneficiaries, and may indirectly reduce demand for our products.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2019, we owned or licensed 31 issued U.S. patents and approximately 28 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 282 pending and granted counterpart applications worldwide, including 125 country-specific validations of 14 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements by us or our competitors of new products, significant contracts or commercial relationships;

•	failure to obtain or delays in obtaining product approvals or clearances from the FDA or foreign regulators;

•	adverse regulatory or reimbursement announcements;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the research and diagnostics markets;

•	manufacturing disruptions;

•	any future sales of our common stock or other securities;

•	any change to the composition of the board of directors or key personnel;

•	announcements by us or our competitors of significant acquisitions or divestitures, strategic partnerships, joint ventures or capital commitments;

•	general economic conditions and slow or negative growth of our markets; and

•	the other factors described in this “Risk Factors” section.
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
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 11, 2019, during the fourth quarter of 2018, management identified material weaknesses in internal control related to ineffective aspects of its overall control environment related to information technology general controls. This material weakness contributed to additional material weaknesses, specifically in the areas of: (i) user access and program change management over certain information technology systems and (ii) controls over monitoring of certain access rights related to processing journal entries, both of which support our financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. We have taken steps to implement remediation efforts; however, there can be no assurance that our efforts to remediate the material weaknesses will be successful or will be completed by the end of 2019. Pursuing these remediation efforts will result in additional technology and other expenses.
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

NANOSTRING TECHNOLOGIES, INC.

Date:	November 5, 2019	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2019	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)