Form 10-Q
period 2020-03-31
NanoString Technologies Inc
filed 2020-05-08
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2020 there were 37,728,994 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$155,592	$29,033
Short-term investments	112,762	127,822
Accounts receivable, net	21,217	27,153
Inventory, net	22,219	19,781
Prepaid expenses and other	5,419	8,818
Total current assets	317,209	212,607
Property and equipment, net	21,400	20,184
Operating lease right-of-use assets	24,043	24,648
Other assets	2,223	2,315
Total assets	$364,875	$259,754
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,236	$10,282
Accrued liabilities	4,543	4,973
Accrued compensation and other employee benefits	9,670	15,579
Customer deposits	4,084	6,389
Deferred revenue, current portion	5,038	3,997
Operating lease liabilities, current portion	3,877	3,766
Total current liabilities	35,448	44,986
Deferred revenue, net of current portion	1,049	976
Other long-term liabilities	—	322
Long-term debt, net	164,704	79,951
Operating lease liabilities, net of current portion	28,540	29,368
Total liabilities	229,741	155,603
Commitment and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 37,703 and 36,298 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	605,622	535,954
Accumulated other comprehensive income	84	145
Accumulated deficit	(470,576)	(431,952)
Total stockholders’ equity	135,134	104,151
Total liabilities and stockholders’ equity	$364,875	$259,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product and service	$24,496	$21,350
Collaboration	2,109	6,338
Total revenue	26,605	27,688
Costs and expenses:
Cost of product and service revenue	11,017	8,709
Research and development	17,502	16,027
Selling, general and administrative	25,721	23,436
Total costs and expenses	54,240	48,172
Loss from operations	(27,635)	(20,484)
Other income (expense):
Interest income	704	523
Interest expense	(2,883)	(1,748)
Other expense, net	(1,607)	(110)
Loss on extinguishment of debt and termination of revolving loan facility	(7,143)	—
Total other expense, net	(10,929)	(1,335)
Net loss before provision for income tax	(38,564)	(21,819)
Provision for income tax	(60)	(79)
Net loss	$(38,624)	$(21,898)
Net loss per share - basic and diluted	$(1.04)	$(0.69)
Weighted average shares used in computing basic and diluted net loss per share	36,999	31,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(38,624)	$(21,898)
Change in unrealized gain (loss) on available-for-sale debt securities	(61)	61
Comprehensive loss	$(38,685)	$(21,837)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	30,913	$3	$428,162	$(40)	$(391,256)	$36,869
Common stock issued in public offering, net of $4.7 million of issuance costs	3,175	—	68,273	—	—	68,273
Warrants issued for common stock	—	—	698	—	—	698
Common stock issued for stock options and restricted stock units	805	—	8,075	—	—	8,075
Common stock issued for employee stock purchase plan	151	—	939	—	—	939
Tax payments from shares withheld for equity awards	—	—	(1,299)	—	—	(1,299)
Stock-based compensation	—	—	2,882	—	—	2,882
Net loss	—	—	—	—	(21,898)	(21,898)
Other comprehensive income	—	—	—	61	—	61
Balance at March 31, 2019	35,044	$3	$507,730	$21	$(413,154)	$94,600

Balance at January 1, 2020	36,298	$4	$535,954	$145	$(431,952)	$104,151
Equity component of convertible notes, net	—	—	58,543	—	—	58,543
Warrants issued for common stock	—	—	737	—	—	737
Common stock issued for stock options and restricted stock units	948	—	6,969	—	—	6,969
Common stock issued for employee stock purchase plan	50	—	1,122	—	—	1,122
Exercise of common stock warrants, net	407	—	—	—	—	—
Tax payments from shares withheld for equity awards	—	—	(2,006)	—	—	(2,006)
Stock-based compensation	—	—	4,303	—	—	4,303
Net loss	—	—	—	—	(38,624)	(38,624)
Other comprehensive income	—	—	—	(61)	—	(61)
Balance at March 31, 2020	37,703	$4	$605,622	$84	$(470,576)	$135,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(38,624)	$(21,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,303	2,882
Depreciation and amortization	1,213	1,177
Payment of accrued interest of long-term debt	(2,593)	—
Loss on extinguishment of long-term debt	7,143	—
Amortization of deferred financing costs	819	163
Loss on equity securities	1,360	—
Amortization of premium on short-term investments	(141)	(6)
Non-cash operating lease cost	775	651
Conversion of accrued interest to long-term debt	—	453
Provision for bad debts	6	38
Provision for inventory obsolescence	8	442
Changes in operating assets and liabilities:
Accounts receivable	5,926	(833)
Inventory	(2,712)	(465)
Prepaid expenses and other assets	3,318	(1,377)
Accounts payable	(260)	(1,893)
Accrued liabilities	(426)	1,124
Accrued compensation and other employee benefits	(5,821)	(4,765)
Customer deposits	(2,305)	(2,226)
Deferred revenue	1,115	(833)
Operating lease liabilities	(887)	(811)
Net cash used in operating activities	(27,783)	(28,177)
Investing activities
Purchases of property and equipment	(3,939)	(165)
Proceeds from sale of short-term investments	4,000	—
Proceeds from maturity of short-term investments	48,584	39,520
Purchases of short-term investments	(38,804)	(28,100)
Net cash provided by investing activities	9,841	11,255
Financing activities
Proceeds from issuance of 2025 convertible senior notes	230,000	—
Fees paid for issuance of 2025 convertible senior notes	(7,403)	—
Repayment of long-term debt	(80,000)	—
Fees paid upon extinguishment of debt	(4,845)	—
Proceeds from sale of common stock, net	—	68,273
Proceeds from issuance of common stock warrants	737	697
Tax withholdings related to net share settlements of restricted stock units	(2,006)	(1,299)
Proceeds from issuance of common stock for employee stock purchase plan	1,122	939
Proceeds from exercise of stock options	6,969	8,075
Net cash provided by financing activities	144,574	76,685
Net increase in cash and cash equivalents	126,632	59,763
Effect of exchange rate changes on cash and cash equivalents	(73)	(10)
Cash and cash equivalents
Beginning of period	29,033	24,356
End of period	$155,592	$84,109

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
The Company has incurred losses to date and expects to incur additional losses for the foreseeable future. The Company continues to invest the majority of its resources in the development and growth of its business, including significant investments in new product development and sales and marketing efforts. The Company’s activities have been financed to date primarily through the sale of equity securities, the incurrence of indebtedness and through cash received by the Company pursuant to certain product development collaborations.
In March 2020, the Company issued $230.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2025 (“Convertible Notes”) in a private offering. The Convertible Notes are governed by an indenture dated March 9, 2020 between the Company and U.S. Bank, National Association, as trustee. The Company received net proceeds from the offering of $222.6 million. The Company used $88.6 million to repay in full all outstanding amounts borrowed and fees owed with the termination of the Company’s amended and restated term loan agreement (“2018 Term Loan”) with Capital Royalty Group, and the fees owed in connection with the termination of the Company’s revolving credit facility with Silicon Valley Bank. The Company intends to use the remainder of the net proceeds for general corporate purposes, including the continued development and commercialization of its GeoMx DSP system, the continued commercialization of its portfolio of nCounter-based products and for working capital needs. See Note 9. Long-term Debt, Net for more information.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for unaudited condensed consolidated financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations as of and for the periods presented.
Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, certain estimates are becoming more challenging, and actual results could differ materially from those estimates. The results of the Company’s operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
The Company at times may enter into collaboration agreements that may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or other designated activities. For collaboration agreements of this type, the Company estimates the expected total cost of product development and other services under these arrangements and recognizes collaboration revenue using a contingency-adjusted proportional performance model. The Company may also recognize revenue from collaboration agreements that do not include upfront or milestone-based payments and generally recognizes revenue on these types of agreements based on the timing and amount of development activities. Amounts due to collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense, based on the nature of the related activities. From period to period, collaboration revenue can fluctuate substantially based on the level of product development activities devoted to these collaborations, based on achievement or probable achievement of product development or other milestones, or as estimates of total expected collaboration product development or other costs are changed or updated.
Convertible Senior Notes
In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the 2.625% Convertible Senior Notes due 2025 (“Convertible Notes”) by allocating the proceeds between the liability component and the embedded conversion feature, or the equity component, due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The Company’s current intent is to settle the principal amount of the Convertible Notes in cash upon conversion, with any remaining conversion value being delivered in shares of its common stock. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount is the debt discount and is amortized to interest expense using the effective interest method over five years. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In connection with the issuance of the Convertible Notes, the Company also incurred certain financing costs associated directly with the issuance of the Convertible Notes. These issuance costs will be deferred, and a portion of the deferred issuance costs have been deemed attributable to the equity component and have been allocated to additional paid-in capital. The remaining deferred issuance costs will also be amortized to interest expense over five years using the effective interest method. See Note 9. Long-term Debt, Net for additional information regarding the Convertible Notes.
Leases
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
Recently Adopted Accounting Pronouncements
In June 2016, FASB issued “ASU 2016-13, Financial Instruments: Credit Losses.” The standard requires disclosure regarding expected credit losses on financial instruments at each reporting date, and changes how other than temporary impairments on investment securities are recorded. The Company adopted the ASU on January 1, 2020 using the modified retrospective transition approach and the adoption did not have a material impact on its condensed consolidated results of operations, financial condition, cash flows and financial statement disclosures.
In August 2018, FASB issued “ASU 2018-15, Intangibles — Goodwill and other — Internal-use software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the standard, on a prospective basis, on January 1, 2020. Historically, the Company has had a practice of expensing the implementation costs related to cloud computing arrangements. Upon adoption of the standard, the Company may capitalize certain implementation costs for new cloud computing arrangements in other assets, and amortize the costs over the related service contract period for the hosted arrangement. The amortization of the implementation costs and the related service contract costs will be presented in its results of operations. The adoption did not have a material impact to the condensed consolidated results of operations, financial condition, cash flows and financial statement disclosures for the three months ended March 31, 2020.
In November 2018, the FASB issued “ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” The new guidance clarifies when certain transactions between collaborative arrangement participants which should be accounted for as revenue under Topic 606. The Company adopted the standard on January 1, 2020. The Company has assessed its collaborative arrangements and had concluded no adjustment is necessary, based on guidance in the standard.
In December 2019, the FASB issued “ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new guidance simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this ASU effective January 1, 2020 and as a result, was able to determine the effect of income or loss from continuing operations using a computation that does not consider the tax effects of items that are not included in continuing operations. As such, for the three month period ended March 31, 2020, the Company did not record a tax expense or benefit in its net loss from operations related to deferred tax assets and liabilities associated with its Convertible Notes. See to Note 9. Long-term Debt, Net for additional information.
Recent Accounting Pronouncements
The Company has evaluated recently issued, but not yet effective, accounting pronouncements through the date the accompanying condensed consolidated financial statements were issued and filed with the Securities and Exchange Commission and believe that there are none that have a material impact on the Company’s present.
3. Revenue from Contracts with Customers
The Company operates as a single reportable segment. The Company has one sales force that sells the Company’s nCounter and GeoMx DSP instruments, consumables and related services.
Disaggregated Revenues
The following table of total revenue is based on the geographic location of end users or distributors who purchase products and services, and of our collaborators. For sales to distributors, their geographic location may be different from the geographic location of the ultimate end user. For collaboration agreements, revenues are derived from partners located primarily in the United States. Americas consists of the United States, Canada, Mexico and South America; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia, India and Australia.
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended March 31, 2020
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$7,081	$1,788	$965	$9,834
Consumables	8,372	2,535	593	11,500
Total product revenue	15,453	4,323	1,558	21,334
Service revenue	2,038	874	250	3,162
Total product and service revenue	17,491	5,197	1,808	24,496
Collaboration revenue	2,109	—	—	2,109
Total revenues	$19,600	$5,197	$1,808	$26,605

	Three Months Ended March 31, 2019
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$2,189	$1,530	$599	$4,318
Consumables	8,606	5,056	798	14,460
Total product revenue	10,795	6,586	1,397	18,778
Service revenue	1,794	614	164	2,572
Total product and service revenue	12,589	7,200	1,561	21,350
Collaboration revenue	6,338	—	—	6,338
Total revenues	$18,927	$7,200	$1,561	$27,688
Total revenue in the United States was $18.9 million and $18.2 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.
Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $6.1 million and $5.0 million as of March 31, 2020 and December 31, 2019, respectively, and customer deposits of $4.1 million and $6.4 million as of March 31, 2020 and December 31, 2019, respectively, included within the condensed consolidated balance sheets. Total contract liabilities decreased by $1.2 million for the three months ended March 31, 2020 as a result of the recognition of previously deferred revenue and customer deposits of $3.8 million for the completion of certain performance obligations during the period, partially offset by an increase of $2.7 million related to additional deferred revenue associated primarily with new or extended service contracts. The Company did not record any contract assets as of March 31, 2020.
As of March 31, 2020, unsatisfied or partially unsatisfied performance obligations related to the collaboration agreement with Lam Research Corporation (“Lam”) were $3.0 million and are expected to be substantially completed during the first half of 2020. Performance obligations related to undelivered products and service contracts as of March 31, 2020 were $7.1 million and are expected to be completed over the term of the related contract or as products are delivered.
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

The following shares underlying outstanding options, restricted stock units and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three months ended March 31,
	2020	2019
Options to purchase common stock	3,946	4,837
Restricted stock units	1,451	1,207
Common stock warrants	597	907

5. Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. Additionally, the Company evaluates collectability risk over the life of its receivables in order to establish an appropriate reserve for certain receivables that may become uncollectible in future periods. The Company has not experienced significant credit losses to date.
During the three months ended March 31, 2020, the Company had no customers or collaborators that individually represented more than 10% of total revenue. The Company had one collaborator, Lam, that individually represented 17% of total revenue during the three months ended March 31, 2019. The Company had no customers or collaborators that represented more than 10% of total product and service revenue for the three months ended March 31, 2020 and 2019, respectively. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of March 31, 2020 or December 31, 2019.
The Company is also subject to supply chain risks related to the outsourcing of the manufacturing and production of its instruments to sole suppliers. Although there are a limited number of manufacturers for instruments of this type, the Company believes that other suppliers could provide similar products on comparable terms. Similarly, the Company sources certain raw materials used in the manufacture of consumables from certain sole suppliers. The impact of the COVID-19 global pandemic has not had a significant impact on the Company’s ability to source raw materials or its instruments to date. However, a change in or loss of suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results. Should COVID-19 continue to impact the global economy at the same or heightened levels during future periods, or if certain geographies where the Company’s key suppliers or manufacturing facilities are located are more severely impacted than others, this could negatively impact our ability to manufacture new products, fulfill customer orders and collect from customers, which would adversely affect future operating results.
6. Short-term Investments
Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of March 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$68,049	$6	$(131)	$67,924
U.S. government-related debt securities	26,519	213	—	26,732
Asset-backed securities	8,952	6	(10)	8,948
Total available-for-sale debt securities	$103,520	$225	$(141)	$103,604
Corporate equity securities	10,518	—	(1,360)	9,158
Total short-term investment securities	$114,038	$225	$(1,501)	$112,762

Type of securities as of December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$78,243	$89	$(2)	$78,330
U.S. government-related debt securities	26,966	37	—	27,003
Asset-backed securities	11,950	21	—	11,971
Total available-for-sale debt securities	$117,159	$147	$(2)	$117,304
Corporate equity securities	9,893	625	—	10,518
Total short-term investment securities	$127,052	$772	$(2)	$127,822

The fair values of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	March 31, 2020	December 31, 2019
Maturing in one year or less	$90,170	$101,751
Maturing in one to three years	13,434	15,553
Total available-for-sale debt securities	$103,604	$117,304

The Company has both the intent and ability to sell its available-for-sale debt securities maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheets.
The following table summarizes investments that have been in a continuous unrealized loss position as of March 31, 2020 (in thousands).

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Corporate debt securities	$40,886	$(131)	$—	$—	$40,886	$(131)
Asset-backed securities	4,952	(10)	—	—	4,952	(10)
Total	$45,838	$(141)	$—	$—	$45,838	$(141)

The Company invests in securities that are rated investment grade or better. The unrealized losses on available-for-sale debt securities as of March 31, 2020 and December 31, 2019 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio for impairment when events indicate the fair value of the investments may be below the carrying value. The Company reviews the individual securities in its portfolio for indications that unrealized losses are credit related and require an allowance to be recorded at the present value of the future expected cash flows. The Company determined unrealized losses were not for credit losses and so did not record an allowance related to its available-for-sale debt investments for the three month period ended March 31, 2020. The Company did not record any impairment charges related to its available-for-sale debt investments for the three month period ended March 31, 2020.
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

The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

As of March 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$149,517	$—	$—	$149,517
Short-term investments:
Corporate debt securities	—	67,924	—	67,924
U.S. government-related debt securities	—	26,732	—	26,732
Asset-backed securities	—	8,948	—	8,948
Corporate equity securities	9,158	—	—	9,158
Total	$158,675	$103,604	$—	$262,279

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$22,152	$—	$—	$22,152
Short-term investments:
Corporate debt securities	—	78,330	—	78,330
U.S. government-related debt securities	—	27,003	—	27,003
Asset-backed securities	—	11,971	—	11,971
Corporate equity securities	10,518	—	—	10,518
Total	$32,670	$117,304	$—	$149,974

During the first quarter of 2020, the Company issued $230.0 million of Convertible Notes. As of March 31, 2020, the fair value of the Convertible Notes was $199.3 million. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market. See Note 9. Long-term Debt, Net for more information.
8. Inventory
Inventory, net of related allowances, consisted of the following as of the date indicated (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$4,419	$4,620
Work in process	5,627	4,617
Finished goods	12,173	10,544
Total inventory, net	$22,219	$19,781

9. Long-term Debt, Net
Convertible Notes
In March 2020, the Company issued $230.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2025 (“Convertible Notes”) in a private offering. The Convertible Notes are governed by an indenture dated March 9, 2020 between the Company and U.S. Bank, National Association, as trustee.
The Company received net proceeds from the offering of $222.6 million. The Company used $88.6 million to repay in full all outstanding amounts borrowed and fees owed in connection with the termination of the Company’s amended and restated term loan agreement (“2018 Term Loan”) with Capital Royalty Group, and the fees owed in connection with the termination of the Company’s revolving credit facility with Silicon Valley Bank. The Company intends to use the remainder of the net proceeds for general corporate purposes, including the continued development and commercialization of its GeoMx DSP system, the continued commercialization of its portfolio of nCounter-based products and for working capital needs.
The Convertible Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on March 1 and September 1, beginning on September 1, 2020. The Convertible Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under, or if the Convertible Notes are not freely tradeable as required by, the indenture governing the Convertible Notes. Upon conversion, the Convertible Notes will be convertible into cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The Company’s current intent is to settle the principal amount of the Convertible Notes in cash upon conversion, with any remaining conversion value being delivered in shares of its common stock.
The Convertible Notes are general unsecured senior obligations and will mature on March 1, 2025, unless earlier repurchased, redeemed or converted, subject to satisfaction of certain conditions and during the periods described below. The initial conversion rate for the Convertible Notes is 20.9161 shares of common stock, par value $0.0001 per share, per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $47.81 per share). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that may occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or in connection with such redemption, as the case may be, in certain circumstances.
Prior to the close of business on the business day immediately preceding December 1, 2024, the Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the Convertible Notes for redemption, the Convertible Notes called for redemption (or, in the case of a partial redemption, if the Company makes an election to redeem all Convertible Notes, irrespective of whether they are called for redemption, to be convertible, all Convertible Notes) may be submitted for conversion at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date as set forth in the related redemption notice; or (4) upon the occurrence of specified corporate events. On or after December 1, 2024, until the close of business on the business day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time, regardless of the foregoing circumstances.
The Company may not redeem the Convertible Notes prior to March 5, 2023, and no sinking fund is provided for the Convertible Notes. On or after March 5, 2023, the Company may redeem for cash all or any portion of the Convertible Notes, at its option, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.
Upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) prior to the maturity date, subject to certain conditions, holders may require the Company to repurchase all or a portion of the Convertible Notes in increments of $1,000 for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Convertible Notes do not contain any financial or operating covenants or any restrictions on the issuance of other indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes indenture contains customary events of default, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the Convertible Notes will automatically become due and payable.
As the Company has the ability to settle the Convertible Notes in cash, common stock or a combination thereof, the Company separately accounted for the embedded conversion feature of the Convertible Notes by allocating proceeds between a liability and an equity component. The initial amount of the liability component of $169.5 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The borrowing rate was determined to be 9.35% based on the market rates for nonconvertible debt instruments issued by other companies with publicly available credit ratings considered to be comparable to the Company. The residual between the proceeds from the issuance of $230.0 million and the fair value of the liability component of $169.5 million is allocated to the equity component (residual method), which was recorded at $60.5 million and recognized as a debt discount. The Company incurred approximately $7.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees directly associated with the issuance. The issuance costs were allocated to the liability and equity component proportionately based on the allocation of total proceeds. The equity component, net of issuance costs of $1.9 million, was recorded in additional paid-in capital in the Company’s condensed consolidated balance sheets and will not be remeasured as long as it continues to meet the conditions for equity classification. The liability component, net of issuance costs of $5.5 million, was recorded as long-term debt, net in the Company’s condensed consolidated balance sheets. The debt discount and debt issuance costs allocated to the liability component will be amortized to interest expense using the effective interest method over five years, the term of the Convertible Notes.
While the Convertible Notes are classified on the Company’s condensed consolidated balance sheet at March 31, 2020 as long-term, the resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. In the event that the holders of the Convertible Notes have the election to convert the Convertible Notes or the Convertible Notes become redeemable at any time during the prescribed measurement period, the Convertible Notes would then be considered a current obligation and classified as such.
While for GAAP purposes, the Convertible Notes are allocated between the liability component and the equity component, for U.S. tax purposes there is no allocation, and a deferred tax liability is recognized related to such difference. Because the Company has a full valuation allowance recorded against its net deferred tax assets, there is no net impact on the Company’s condensed consolidated balance sheets or condensed consolidated statements of operations as a result of establishing this deferred tax liability.
All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balances of the Company’s Convertible Notes and previously outstanding term loan consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Outstanding principal of Convertible Note	$230,000	$—
Borrowings under term loan agreement	—	80,000
Paid-in-kind interest on term loan agreement	—	2,593
Less: unamortized debt discounts and issuance costs	(65,296)	(2,642)
Long-term debt, net	$164,704	$79,951
Fair value of outstanding Convertible Notes	$199,327	$—
Amount by which the Convertible Notes if-converted value exceeds their principal amount	$—	$—

Net carrying amount of equity component of Convertible Notes	$58,543	$—

The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

Three months ended March 31,	2020
Contractual interest expense	$386
Amortization of debt discount and issuance costs	650
Total interest expense	$1,036

Term Loan Agreement
In October 2018, the Company entered into an amended and restated term loan agreement with Capital Royalty Group (the “2018 Term Loan”), under which it could borrow up to $100.0 million, which was due and payable in September 2024.  The 2018 Term Loan accrued interest at a rate of 10.5%, payable quarterly, of which 3.0% could be deferred, at the Company’s election, during the six-year term and repaid at maturity together with the principal. The Company paid an upfront fee of 0.5% of the aggregate principal amount of the initial borrowing under the 2018 Term Loan, and was required to pay a facility fee equal to 2.0% of the total amount borrowed including any deferred interest at the time the principal is repaid. The Company borrowed a total of $80.0 million under the 2018 Term Loan and obligations were collateralized by substantially all of the Company’s assets.
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
In March 2020, the Company terminated the 2018 Term Loan agreement. The Company used $88.6 million of the proceeds from the Convertible Notes to repay in full all outstanding principle, interest and fees associated with termination of the loan.
For the three month period ended March 31, 2020, the Company incurred interest expense of $1.8 million related to the 2018 Term Loan and the Convertible Notes. For the three months ended March 31, 2019, the Company incurred interest expense of $1.7 million associated with the 2018 Term Loan.
The terminations of the previous debt facilities were accounted for as debt extinguishment and the Company recorded a charge of $6.6 million associated with the elimination of previously deferred financing costs, and for fees and penalties incurred upon termination of the facilities and other costs. These costs have been included as a Loss on extinguishment of debt and termination of revolving loan facility in the Company’s condensed consolidated statements of operations.
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
In March 2020, the Company terminated the revolving loan facility and paid termination fees of $0.5 million. There were no amounts outstanding under the revolving loan facility at the time of termination. These costs have been included as a Loss on extinguishment of debt and termination of revolving loan facility in the Company’s condensed consolidated statements of operations.
10. Collaboration Agreements
Lam Research Corporation
In August 2017, the Company entered into a collaboration agreement with Lam with respect to the development of the Company’s Hyb & Seq platform product candidate and related assays. Pursuant to the terms of the collaboration agreement, Lam contributed up to an aggregate of $50.0 million towards the project. Lam is eligible to receive certain single-digit percentage royalty payments from the Company on net sales of certain products and technologies developed under the collaboration agreement, if any such net sales are ever recorded. The maximum amount of royalties payable to Lam will be capped at an amount up to three times the amount of development funding actually provided by Lam.
During the three months ended March 31, 2020 and March 31, 2019, the Company recognized revenue related to the Lam agreement of $1.8 million and $4.8 million, respectively. The Company received development funding of $2.7 million for the three months ended March 31, 2019. At March 31, 2020, the Company had recorded customer deposits of $3.0 million representing amounts received in advance.
In January 2020, having received the full commitment of development funding from Lam, the remaining warrants for shares of the Company’s common stock became exercisable and Lam elected to net exercise, in full, its warrant for 1.0 million shares of common stock, for which the Company issued an aggregate of 407,247 shares to Lam. In connection with Lam’s exercise of the warrant, the Company agreed to waive certain restrictions associated with the sale of the common stock in exchange for commitments by Lam related to the method and timing of Lam’s sale of the shares.

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

•	our expectations regarding the impact of the recent COVID-19 global pandemic and our response to it;

•	our ability to successfully commercialize our GeoMx DSP platform;

•	our ability to successfully develop our Hyb & Seq platform and pursue partnerships;

•	the success, costs and timing of implementation of our business model, strategic plans for our business and future product development plans;

•	the regulatory regime and our ability to secure and maintain regulatory clearance or approval or reimbursement for the clinical use of our products, domestically and internationally;

•	our ability to realize the potential payments set forth in our collaboration agreements;

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
We use our technology to develop tools for scientific and clinical research, primarily in the fields of genomics and proteomics. We currently have two commercially available product platforms, our nCounter Analysis System and our GeoMx Digital Spatial Profiler, or DSP System, both of which include instruments and related consumables.
nCounter can be used to analyze the activity of up to 800 genes in a single experiment. nCounter is also used by clinicians to analyze gene activity relevant for diagnostic applications. GeoMx DSP, which was made commercially available in 2019, is designed to enable the field of spatial genomics. While nCounter and other existing technologies analyze gene activity as a whole throughout the totality of a biological sample, GeoMx DSP is used to analyze specifically selected regions of a biological sample in order to see how gene activity or protein levels might vary across those regions or in certain cell types. GeoMx DSP operates by enabling users to prepare and select certain regions of a sample in which to study gene activity, and then use nCounter to subsequently evaluate, or read out, the activity of up to 96 genes in each of the selected regions. In addition to applications that allow the use of GeoMx DSP together with nCounter, we are developing new applications for GeoMx DSP that will allow researchers to evaluate the activity of greater numbers of genes by using GeoMx DSP together with next generation sequencers, or NGS. We expect the first of these applications to be made commercially available in 2020, with additional applications expected in 2021.
We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain markets. As of March 31, 2020, we had an installed base of approximately 880 nCounter systems, which our customers have used to publish more than 3,300 peer-reviewed papers. As of March 31, 2020, we had received over 105 orders for GeoMx DSP systems, we had shipped approximately 70 GeoMx DSP systems to customer sites and had installed approximately 55 of those systems. As of March 31, 2020, our customers have used GeoMx DSP systems to publish 17 peer-reviewed publications. In addition, we continue to provide access to the GeoMx DSP’s capabilities by offering selected potential customers the opportunity to send biological samples to our Seattle facility to be tested in our lab prior to purchasing a GeoMx DSP system. To date, we have completed over 240 projects for approximately 140 customers pursuant to this Technology Access Program, or TAP.
We derive a substantial majority of our revenue from the sale of our products, which consist of our nCounter and GeoMx DSP instruments and related proprietary consumables. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. Our consumables include our standardized nCounter and GeoMx DSP panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and our Prosigna breast cancer assay which is manufactured for our partner Veracyte Inc. We also derive revenue from processing fees related to proof-of-principle studies, including from our GeoMx DSP TAP, which we conduct for potential customers. For both nCounter and GeoMx DSP, we offer extended service contracts and we continue to generate revenue through product development collaborations.
We use third-party contract manufacturers to produce the instruments comprising nCounter and GeoMx DSP. We manufacture consumables at our greater Seattle, Washington area facilities.
We focus a substantial portion of our resources on developing new technologies, products and solutions. We invested $17.5 million and $16.0 million for the three months ended March 31, 2020 and 2019, respectively, in research and development and intend to continue to make significant investments in research and development to support our existing instrument platforms and related consumable offerings, as well as research and development of new technologies.
In December 2019, we entered into a License and Asset Purchase Agreement, or LAPA, and service and supply agreements, or SSAs, with Veracyte, Inc, or Veracyte. Pursuant to the LAPA, we completed a license of intellectual property and a sale of certain assets to Veracyte relating to our nCounter FLEX System for use in clinical diagnostic applications. Veracyte also acquired certain intellectual property rights and worldwide distribution rights relating to our Prosigna Breast Cancer Assay and our LymphMark assay and certain clinical diagnostic assay software modules that operate with nCounter FLEX. Pursuant to the SSAs, we agreed to supply to Veracyte nCounter FLEX Systems, and to manufacture and supply Prosigna kits, LymphMark kits and any additional clinical diagnostic tests that Veracyte may develop in the future for nCounter, for a period of at least four years subsequent to the transaction date. Pursuant to the SSAs, Veracyte will pay the designated transfer prices for nCounter FLEX, Prosigna kits, LymphMark kits and any other nCounter-based diagnostic tests developed by Veracyte.

Our product and service revenue increased 14.7% to $24.5 million for the three months ended March 31, 2020, compared to $21.4 million for the first three months of 2019. Our total revenue was $26.6 million for the three months ended March 31, 2020, compared to $27.7 million for the first three months of 2019. We have never been profitable and had net losses of $38.6 million and $21.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, our accumulated deficit was $470.6 million.
Results of Operations
Revenue
Our product revenue consists of sales of nCounter and GeoMx DSP, including instruments, and related consumables. Service revenue consists of fees associated with service contracts and conducting proof-of-principle studies, including programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using nCounter and GeoMx DSP. Collaboration revenue is derived primarily from our collaboration with Lam and, historically, our terminated collaboration with Celgene. We do not expect to receive further development funding from Lam in future periods, and the original commitment from Lam to provide up to $50.0 million in development funding has been fully satisfied. Collaboration revenue also includes revenue recognized under several smaller collaborations.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer.

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands)
Americas	$19,600	$18,927	4%
Europe & Middle East	5,197	7,200	(28)%
Asia Pacific	1,808	1,561	16%
Total revenue	$26,605	$27,688	(4)%
The following table reflects the breakdown of our revenue into the primary components of our products, services, and collaborations.

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands)
Product revenue:
Instruments	$9,834	$4,318	128%
Consumables	11,500	14,460	(20)%
Total product revenue	21,334	18,778	14%
Service revenue	3,162	2,572	23%
Total product and service revenue	24,496	21,350	15%
Collaboration revenue	2,109	6,338	(67)%
Total revenue	$26,605	$27,688	(4)%
Instrument revenue during the three month period ended March 31, 2020 increased as compared to the same period in 2019, due primarily to commercial shipments of our GeoMx DSP system which began during the third quarter of 2019, and which contributed $6.5 million of revenue during the current period. The increase in instrument revenue resulting from our GeoMx DSP shipments was partially offset by lower revenues related to lower sales of nCounter instruments as compared to the same period in 2019. For the three months ended March 31, 2020, our overall nCounter instrument shipments declined by approximately 20% as compared to the same period in the prior year largely as a result of softness in certain of our distribution markets, such as China, which contributed significant revenue in the first quarter of the prior year but was impacted by the COVID-19 pandemic for a substantial portion of the current period. The decline in nCounter instrument shipments was also due, to a lesser extent, to our general inability to ship new instruments to customers during the last few weeks of the quarter due to the impact of the COVID-19 pandemic. More specifically, COVID-19 has disrupted global research activity and supply chains, and has led to closure of many of our customer sites.
Consumables revenue includes sales of consumables for both nCounter and GeoMx DSP, and also includes sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue decreased for the three months ended March 31, 2020, with multiple factors impacting consumables revenue as compared to the same period of 2019. Sales of consumables for GeoMx DSP added to consumables revenue in the period, as compared to the same period of 2019 where no GeoMx consumables revenue was recorded. The new GeoMx DSP consumable revenue contribution was offset by lower nCounter consumables revenue as compared to the same period of 2019, due primarily to the effects of the COVID-19 pandemic on customer activity. In addition, while greater unit sales of Prosigna kits were recorded as compared to the same period of 2019, our revenues recorded from sale of Prosigna kits were lower, as our Prosigna supply agreement, entered into as part of the transaction with Veracyte completed in December 2019, reduced our average selling price received on Prosigna kits, which in prior periods had been sold directly to end user customers or distributors.
Service revenue increased for the three month period ended March 31, 2020 as compared to the same period of 2019, primarily due to increases in service revenue generated from our GeoMx DSP technology access program, or TAP.
The COVID-19 pandemic has impacted our ability to solicit and fulfill customer orders, and record related product and service revenue, at levels comparable to historical periods. To the extent the COVID-19 pandemic continues to have a negative impact on our customers’ ability to conduct research, or our ability to actively engage with our customers and our ability to fulfill customer orders, we expect our revenues in the near term to be negatively impacted, especially in our nCounter business. We expect consumables revenue to be more severely impacted by COVID-19 related shutdowns as it more closely correlates with day-to-day customer activity. We cannot predict with any certainty if, or how quickly, our customers will return to previous activity or product order levels, or our ability to resume our activities and operations at levels consistent with past performance. Until the effects of the COVID-19 pandemic subside, we expect our near-term revenues to continue to be negatively impacted. With consideration to these near-term negative impacts on our business, we expect our product and service revenue may continue to increase in future periods, as a result of the growth in sales of GeoMx DSP instruments and consumables, the introduction of new nCounter and GeoMx DSP consumable products and the introduction of new capabilities for GeoMx DSP, including the ability to use GeoMx DSP together with NGS systems.
Collaboration revenue decreased for the three month period ended March 31, 2020 as compared to the same period in 2019, due primarily to decreased activity levels after our receipt of the full commitment of development funding of $50.0 million from Lam during 2019 and our terminated collaboration with Celgene. Our collaboration agreement with Lam represented $1.8 million and $4.8 million of our collaboration revenue for the three months ended March 31, 2020 and March 31, 2019, respectively.
Cost of Product and Service Revenue; Gross Profit; and Gross Margin
Cost of product and service revenue consists primarily of costs incurred in the production process, including costs of purchasing instruments from third-party contract manufacturers, consumable component materials and assembly labor and overhead, installation, warranty, service and packaging and delivery costs. In addition, cost of product and service revenue includes royalty costs for licensed technologies included in our products, provisions for slow-moving and obsolete inventory and stock-based compensation expense. We provide a one-year warranty for both nCounter and GeoMx DSP and establish a reserve for warranty repairs based on historical warranty repair costs incurred.

	Three Months Ended March 31,
	2020	2019	% Change
	(Dollars in thousands)
Cost of product and service revenue	$11,017	$8,709	27%
Product and service gross profit	$13,479	$12,641	7%
Product and service gross margin	55%	59%
For the three month period ended March 31, 2020, cost of product and service revenue increased as compared to the same period of 2019, due primarily to increased costs associated with commercial shipments of GeoMx DSP and investments made to support the growth, installation and service of our product lines, including investments to expand our production and distribution capacity in late 2019 and early 2020 in consideration of the commercial launch of GeoMx DSP.

Our gross margin on product and service revenue for the three months ended March 31, 2020 was lower as compared to the same period of 2019, resulting from greater instrument revenue as a percent of our total sales mix due to the GeoMx DSP launch, with instrument sales generally contributing lower gross margins as compared to consumables sales. Our gross margins were also impacted by our lower consumables revenue as compared to the same period of 2019, the investments made in additional production capacity, as well as the Prosigna supply agreement with Veracyte pursuant to which we sell Prosigna for a lower realized price pursuant to production costs that are unchanged from prior periods.
With consideration to the potential near term and uncertain negative impact of the COVID-19 pandemic on our business, which may impact our product and service revenue growth and the related costs incurred, we expect our cost of product and service revenue to increase in future periods. These potential increases would be coincident with anticipated growth in sales of GeoMx DSP instruments, continued sales growth of nCounter and GeoMx consumables and our GeoMx DSP TAP service. We also expect to make investments in our operations to support the growth of our business.
We expect our gross margin on product and service revenue may fluctuate in future periods. Variability will depend in part on the uncertain impact of COVID-19 on our product and service revenue, as well as our mix of instrument sales which typically have lower gross margins, as compared to our sales of consumable products or services. In addition, our gross margins may vary depending on potential expenses we may incur for regulatory compliance, quality assurance or activities related to the expansion of our manufacturing capacity. Costs related to collaboration revenue are included in research and development expense.
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

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands)
Platform technology	$8,787	$7,488	17%
Manufacturing process development	2,545	1,230	107%
Life sciences products and applications	3,404	2,674	27%
Diagnostic product development	192	1,934	(90)%
Clinical, regulatory and medical affairs	606	1,183	(49)%
Facility allocation	1,968	1,518	30%
Total research and development expense	$17,502	$16,027	9%
The increase in research and development expense for the three month period ended March 31, 2020 as compared to the same period of 2019 is due primarily to increases in supply, consulting and personnel-related costs to support development activities related to the commercial launch of GeoMx DSP. These increases were partially offset by decreases in professional fees and clinical trial costs, primarily due to fewer diagnostic product related development activities and our terminated collaboration agreements as compared to the prior year.
We expect research and development expense may remain relatively constant in future periods, reflecting the impact of the reductions in research and development resources for the development of nCounter-based diagnostic products made in connection with the Veracyte transaction. In addition, we expect moderating future development costs related to GeoMx DSP instruments and consumables, as we transition to sustaining levels of activity.  As of December 31, 2019, Lam had provided the full development funding commitment of $50.0 million associated with our Hyb & Seq program and we do not expect to receive any further funding from Lam in future periods. With the completion of Lam’s development funding, we are working to identify the key applications for our Hyb & Seq platform and pursuing partnerships that can support our emerging commercial strategy.

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
Selling, general and administrative expense was as follows:

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands)
Selling, general and administrative expense	$25,721	$23,436	10%

The increase in selling, general and administrative expense for the three month period ended March 31, 2020 as compared to the same period in 2019 is due primarily to higher stock-based compensation expense driven by recent increases in our stock price as well as changes in the form of equity compensation granted to our employees and executives, higher fees incurred by our audit firm and external advisors relating to our compliance with the Sarbanes Oxley Act and increased investment in sales and marketing personnel associated with our GeoMx DSP commercial launch. These increases were partially offset by a reduction in costs from the elimination of our Prosigna sales and marketing personnel in December 2019 coincident with the completion of the transaction with Veracyte.
With consideration to the potential near term and uncertain negative impact of the COVID-19 pandemic on our business, which may impact our product and service revenue growth and the related costs incurred, we expect selling, general and administrative expense to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows to support the expected growth in our business, and the introduction of new products and product platforms.
Other Income (Expense)

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands)
Interest income	$704	$523	35%
Interest expense	(2,883)	(1,748)	65%
Other expense, net	(1,607)	(110)	1,361%
Loss on extinguishment of debt and termination of revolving loan facility	(7,143)	—	N/A
Total other expense, net	$(10,929)	$(1,335)	719%
Interest expense increased for the three month period ended March 31, 2020 due primarily to an increase in our average outstanding debt balance during the period. The average balance of long-term debt outstanding for the three month periods ended March 31, 2020 and 2019 was $133.0 million and $60.7 million, respectively, which reflects the increase in our long-term debt related to our recently completed convertible debt financing. During March 2020, we successfully concluded a convertible debt offering totaling $230.0 million. In conjunction with closing our convertible debt financing, we terminated our existing term loan facility with Capital Royalty Group and our revolving credit facility with Silicon Valley Bank, and as a result we recorded a charge of $7.1 million representing certain fees and prepayment penalties associated with these facilities. After taking into consideration the repayment of outstanding term debt, accrued interest expense and termination fees associated with these facilities, we netted approximately $130.0 million of proceeds from the convertible debt financing. The increases in interest expense were partially offset by increased interest income during the three month period ended March 31, 2020 resulting from higher average cash and investment balances on hand during the period as compared to the same period of 2019. Other expense, net includes the unfavorable impact of fair value declines related to our holdings of Veracyte common stock, which was received as part of the consideration pursuant to the transaction with Veracyte entered into in December 2019.

Liquidity and Capital Resources
As of March 31, 2020, we had cash, cash equivalents and short-term investments of $268.4 million. While we believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities.
In addition, the COVID-19 pandemic has impacted our ability to solicit and fulfill customer orders, and record related product and service revenue, at levels comparable to historical periods. To the extent the COVID-19 pandemic continues to have a negative impact on our customers’ ability to conduct research, or our ability to actively engage with our customers and our ability to fulfill customer orders, we expect our revenues, and coincidentally our liquidity and capital resources, in the near term to be negatively impacted. We cannot predict with any certainty if, or how quickly, our customers will return to previous activity or product order levels, or our ability to resume our activities and operations at levels consistent with past performance. Until the effects of the COVID-19 pandemic subside, we expect our near term revenues, as well as our use of our liquidity and capital resources, to be negatively impacted.
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
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property and, to a lesser extent, sales of certain assets. Our cash used in operations for the three months ended March 31, 2020 was $27.8 million.
Equity Financings
In March 2019, we completed an underwritten public offering of 3,175,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 675,000 additional shares of common stock. Our total gross proceeds were $73.0 million. After underwriter’s commissions and other expenses of the offering, and net of proceeds received by the related party stockholder, our aggregate net proceeds were approximately $68.3 million.
Debt Instruments
2.625% Convertible Senior Notes due 2025
In March 2020, we issued $230.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2025, or the Convertible Notes, in a private offering. The Convertible Notes are governed by an indenture dated March 9, 2020 between us and U.S. Bank, National Association, as trustee.
We received net proceeds from the offering of $222.6 million. We used $88.6 million to repay in full all outstanding amounts borrowed, accrued interest and fees owed in connection with the termination of the amended and restated term loan agreement, or the 2018 Term Loan, with Capital Royalty Group, and the fees owed in connection with the termination of our revolving credit facility with Silicon Valley Bank. We intend to use the remainder of the net proceeds for general corporate purposes, including the continued development and commercialization of GeoMx DSP, the continued commercialization of our portfolio of nCounter based products and for working capital needs.
The Convertible Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on March 1 and September 1, beginning on September 1, 2020. The Convertible Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under, or if the Convertible Notes are not freely tradeable as required by, the indenture governing the Convertible Notes. Upon conversion, the Convertible Notes will be convertible into cash, shares of common stock or a combination of cash and shares of common stock, at our election. Our current intent is to settle the principal amount of the Convertible Notes in cash upon conversion, with any remaining conversion value being delivered in shares of our common stock.
The Convertible Notes are general unsecured senior obligations and will mature on March 1, 2025, unless earlier repurchased, redeemed or converted, subject to satisfaction of certain conditions and during the periods described below. The initial conversion rate for the Convertible Notes is 20.9161 shares of common stock, par value $0.0001 per share, per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $47.81 per share). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that may occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert our Convertible Notes in connection with such corporate event or in connection with such redemption, as the case may be, in certain circumstances.
Prior to the close of business on the business day immediately preceding December 1, 2024, the Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) if we call any or all of the Convertible Notes for redemption, the Convertible Notes called for redemption (or, in the case of a partial redemption, if we make an election to deem all Convertible Notes, irrespective of whether they are called for redemption, to be convertible, all Convertible Notes) may be submitted for conversion at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date as set forth in the related redemption notice; or (4) upon the occurrence of specified corporate events. On or after December 1, 2024, until the close of business on the business day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time, regardless of the foregoing circumstances.
We may not redeem the Convertible Notes prior to March 5, 2023, and no sinking fund is provided for the Convertible Notes. On or after March 5, 2023, we may redeem for cash all or any portion of the Convertible Notes, at our option, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.
Upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) prior to the maturity date, subject to certain conditions, holders may require us to repurchase all or a portion of the Convertible Notes in increments of $1,000 for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Convertible Notes do not contain any financial or operating covenants or any restrictions on the issuance of other indebtedness or the issuance or repurchase of securities by us. The Convertible Notes indenture contains customary events of default, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the Convertible Notes will automatically become due and payable.
Term Loan Agreement
In October 2018, we entered into an amended and restated term loan agreement, or the 2018 Term Loan, with Capital Royalty Group under which we could borrow up to $100.0 million, which was due and payable in September 2024.
In March 2020, the Company terminated the 2018 Term Loan agreement. The Company used $88.6 million of the proceeds from the Convertible Notes to repay in full all outstanding principle, interest and fees owed associated with termination of the loan.
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

In March 2020, we terminated the revolving loan facility and paid termination fees of $0.5 million. There were no amounts outstanding under the revolving loan facility at the time of termination.
Use of Funds
Our principal uses of cash are funding our operations, capital expenditures, working capital requirements and satisfaction of any outstanding obligations under our debt agreements, respectively. Over the past several years, our revenue has increased from year to year and, as a result, our cash flows from customer collections have increased. Our operating expenses have also increased as we have invested in our sales and marketing activities and in research and development of new product platforms and technologies that we believe have the potential to drive the long-term growth of our business.
Our operating cash requirements may increase in the future as we invest in research and development related to existing or new product platforms, as well as in sales and marketing activities to expand the installed base of nCounter Analysis and GeoMx DSP and related consumable usage. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases, nor can we be certain that we will be successful in continuing to generate cash from new partnerships or collaborations to help fund our operations. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(27,783)	$(28,177)
Cash provided by investing activities	9,841	11,255
Cash provided by financing activities	144,574	76,685
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of our products and services and, historically, from collaborations. These cash flows received are offset by our use of cash for operating expenses to support the growth of our business. We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.
For the three month period ended March 31, 2020, net cash used in operating activities consisted of our net loss of $38.6 million, and net increases in our operating assets and liabilities of $2.1 million, partially offset by $12.9 million of net non-cash income and expense items, such as the loss on extinguishment of debt, payment of accrued interest on the term loan agreement, stock-based compensation, depreciation and amortization, amortization of our right-of-use assets and deferred financing costs.
For the three month period ended March 31, 2019, net cash used in operating activities consisted of our net loss of $21.9 million and net increases in our operating assets and liabilities of $12.1 million, partially offset by $5.8 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, amortization of our right-of-use assets, deferred interest converted to principal pursuant to our term loan agreement and provisions for inventory obsolescence.
Investing Cash Flows
Our most significant investing activities for the three month periods ended March 31, 2020 and 2019 were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
During the three month periods ended March 31, 2020 and 2019, we purchased property and equipment totaling $3.9 million and $0.2 million, respectively, which we believe will be required to support the growth and expansion of our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and various forms of debt facilities.

Net cash provided by financing activities for the three month period ended March 31, 2020 consisted primarily of net proceeds of from the issuance of 2.625% Convertible Senior Notes of $230.0 million and $6.1 million of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan. These cash inflows were partially offset by payments related to the termination of our term loan agreement and revolving loan facility of $84.8 million.
Net cash provided by financing activities for the three month period ended March 31, 2019 consisted primarily of net proceeds of $68.3 million from the underwritten public offering of our common stock, $7.7 million of net proceeds from the exercise of stock options, other equity awards and our Employee Stock Purchase Plan.
Contractual Obligations and Commitments
The following table reflects a summary of our contractual obligations as of March 31, 2020.

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Lease obligations(2)	$41,701	$4,741	$19,283	$13,569	$4,108
Convertible notes(3)	230,386	386	—	230,000	—
Purchase obligations(4)	28,418	27,745	673	—	—
Total	$300,505	$32,872	$19,956	$243,569	$4,108
(1) Excludes royalty obligations based on net sales of products, including royalties payable to the Institute for Systems Biology, as any such amounts are not currently determinable.
(2) Lease costs are primarily for office, laboratory and manufacturing space.
(3) Includes principal and accrued interest on our convertible notes.
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
Critical accounting policies and significant estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:

•	revenue recognition;

•	lease recognition;

•	convertible senior notes valuation;

•	inventory valuation;

•	fair value measurements; and

•	income taxes.
For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020 and Note 2 of the Notes to the Condensed Consolidated Financial Statements under Item 1 of this report.
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
We are subject to certain risks that may affect our results of operations, cash flows and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements and pricing pressures worldwide, as well as changes in economic conditions in the markets in which we operate as a result of the COVID-19 pandemic.
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on April 1, 2020 and sustained throughout the period ended March 31, 2021, would not be material.
Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of March 31, 2020, the fair market value of the Convertible Notes was $199.3 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.
Foreign Currency Exchange Risk
As we continue to expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, a majority of our revenue has been denominated in U.S. dollars, although we sell our products and services directly in certain markets outside of the United States denominated in local currency, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows are and will be subject to potentially greater fluctuations due to foreign currency exchange rate fluctuations, including the impact of the COVID-19 pandemic. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.
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
(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, certain of our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, specifically with respect to the following; not having sufficient resources with an appropriate level of controls knowledge, expertise and training, commensurate with the Company’s financial reporting requirements, as well as not designing and maintaining effective information technology general controls, controls related to creating and posting journal entries, controls related to customer order entry, price and quantity during the product and services billing and revenue processes, and controls related to periodic inventory counts, receiving of inventory, and recording adjustments to inventory quantities. These material weaknesses were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those disclosed in (c) below.
(c) Remediation Efforts. As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we have implemented a remediation plan to address the material weaknesses mentioned above. During the quarter ended March 31, 2020, the remediation actions taken included: (i) beginning the process of evaluating certain design considerations related to improvement of the design and ultimately operation of certain key controls in the impacted areas; (ii) improved the consistency of execution steps associated with the performance control activities in the impacted areas, including the precision of documentation that is prepared and retained to support the performance and reviews of our key controls; (iii) conducted training sessions for key control owners and other key participants that perform activities that are tied to our key controls over financial reporting to ensure they are trained in a manner such that they have sufficient knowledge and understanding of our internal control environment, their impact to those controls, and our expectations around adherence to processes and procedures as it relates to performing control activities; and (iv) evaluated certain design considerations associated with internal controls to ensure the completeness, occurrence and accuracy of customer order entry processes, including validation of price and quantity during our customer billing and revenue recognition procedures, including our plans for continued efforts to remediate the material weaknesses. The material weaknesses will not be considered remediated until internal controls have been designed and implemented or redesigned which specifically address the material weaknesses, and these internal controls must operate for a sufficient period of time and management must then conclude, through testing, that these controls are operating effectively.
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
Our business could be adversely impacted by the effects of health epidemics and other outbreaks. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, the causative agent of coronavirus disease 2019, or COVID-19, was first reported. Since then, COVID-19 has spread across the globe and is affecting worldwide economic activity, including in the United States and European and Asia-Pacific countries. Quarantines, shelter-in-place and similar government orders have been imposed in many of the regions in which we have material operations or sales, including the greater Seattle, Washington area. As a result, our business activities originating from affected areas, including sales, manufacturing and supply chain related activities, have been, and could continue to be, adversely affected. Disruptive activities could include:

•	the temporary closure of our manufacturing facilities and those used in our supply chain processes;

•	restrictions on the export or shipment of our products;

•	unavailability of components and materials used in our products;

•	significant cutback of ocean container delivery;

•	business closures in impacted areas;

•	limitations in employee resources, including because of stay-at-home orders, sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•	restrictions on our employees’ and other service providers’ ability to travel, to meet with customers and install and train customers on our systems.
The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. Although national, state and local governments have introduced relief measures intended to alleviate the impact of COVID-19-related disruptions, we may not qualify for or benefit from such measures.
We have incurred losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $38.6 million and $21.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $470.6 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results, including the ongoing impact of the COVID-19 pandemic on our business operations and financial results. These fluctuations may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. Also, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Furthermore, our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.

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
The future growth of the market for these new products depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing research methods. In addition, the COVID-19 pandemic has disrupted our operations and the operations of the customers we seek to serve in our targeted markets, which has impacted and may continue to impact our growth and our ability to serve these markets. If the markets for our new products do not develop as we expect, our business may be adversely affected. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed.
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
In the near term, we expect that a large portion of our revenue will be derived from sales of our nCounter Analysis Systems to academic and government research laboratories and biopharmaceutical companies worldwide for research and development applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•	changes in government programs (such as the National Institutes of Health) that provide funding to research institutions and companies;

•	macroeconomic conditions, the political climate and the ongoing impact of the COVID-19 pandemic;

•	changes in the regulatory environment;

•	differences in budgetary cycles;

•	competitor product offerings or pricing;

•	market-driven pressures to consolidate operations and reduce costs; and

•	market acceptance of relatively new technologies, such as our GeoMx DSP instrument.
In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers, including delays caused by these customers’ reducing activities in response to the COVID-19 pandemic. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.
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
We have established distribution agreements for our nCounter Analysis Systems and GeoMx DSP systems and related consumable products in many countries where we do not sell directly. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth.
Our future capital needs are uncertain and we may need to raise additional funds in the future.
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need to raise substantial additional capital to:

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

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, or convertible debt, our stockholders may experience dilution. For example, in March 2019, we sold an aggregate of 3,175,000 shares of common stock in an underwritten public offering for net proceeds of $68.3 million and in March 2020 we sold $230 million aggregate principal amount of our 2.625% Convertible Senior Notes due 2025 in a private placement to qualified institutional buyers for net proceeds of approximately $222.6 million. Future debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through strategic transactions with third parties, such as collaborations, asset sales and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. We have in the past pursued these types of transactions, such as the License and Asset Purchase Agreement, or LAPA, with Veracyte, Inc., or Veracyte, we completed in December 2019, and may in the future pursue similar transactions or other strategic transactions, on our own or with other advisors, that may impact our business and prospects and the value of our common stock. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
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
Our consumable products are manufactured at our facilities located in the greater Seattle, Washington area using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Any unforeseen manufacturing problems, such as contamination of our facilities, equipment malfunction, quality issues with components and materials sourced from third-party suppliers, failure to strictly follow procedures or meet specifications, or reduced or blocked access to our facilities as a result of the ongoing COVID-19 pandemic, could result in delays or shortfalls in production or require us to voluntarily recall our consumable products. Identifying and resolving the cause of any such manufacturing or supplier issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products or cancel outstanding purchase orders.
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
Our product and service revenue generated from sales to customers located outside of North America was approximately 29% and 41% for the three months ended March 31, 2020 and 2019, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	export or import restrictions;

•	various reimbursement and insurance regimes;

•	laws and business practices favoring local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability, such as the exit of the United Kingdom from the European Union;

•	global health pandemics, such as the ongoing COVID-19 pandemic;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties protecting or procuring intellectual property rights.
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
In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. After several delays, the United Kingdom exited from the European Union, on January 31, 2020. There will be a transition period until December 31, 2020 (which may be extended once for up to two years) for the United Kingdom to negotiate a trade deal with the European Union. Negotiations related to Brexit have created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for several more years. Our business in the United Kingdom, the European

Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s withdrawal. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.
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
Provisions of debt instruments we may enter into may restrict our ability to pursue our business strategies.
From time to time, we have used debt financing to provide capital for our business. Debt instruments we may enter into in the future may require us to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;

•	complete mergers or acquisitions;

•	incur indebtedness;

•	encumber assets;

•	pay dividends or make other distributions to holders of our capital stock;

•	make specified investments;

•	engage in any new line of business; and

•	engage in certain transactions with our affiliates.
These restrictions could inhibit our ability to pursue our business strategies and may also impose certain financial covenants that require us to achieve certain revenue targets and/or maintain certain minimum cash balances. If we default under any such debt instruments, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to such debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our then outstanding debt instruments if some or all of these instruments are accelerated upon a default. If we are unable to repay, refinance or restructure indebtedness when payment is due, the lenders could also proceed against any collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.
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
We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems, and those of our vendors, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that our office-based employees in the U.S. and in most of our other key markets work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems, and those of our vendors, are potentially vulnerable to data security breaches — whether by employees or others — which may expose sensitive data to unauthorized persons. Such data security breaches, whether resulting from hacking, social engineering, phishing, or other causes could lead to the loss of confidential information, trade secrets or other intellectual property, or could lead to unauthorized access to or acquisition of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, any such access, disclosure or other loss of information could result in legal claims, investigations or proceedings by governmental entities or private parties, adverse publicity and harm to our reputation, loss of business, and liability under laws or regulations, including state data protection regulations and the E.U. General Data Protection Regulation, or GDPR, and other regulations, the breach of which could result in significant penalties. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. We expect to continue to expend significant resources to protect against security breaches, and could be required to expend significant amounts to remediate and otherwise respond to security breaches, including in connection with making notifications to customers or other persons or implementing additional security measures.
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
For example, in December 2019, we entered into a LAPA, with Veracyte, pursuant to which we granted to Veracyte an exclusive worldwide license to our nCounter FLEX Analysis System, or the FLEX System, for in vitro diagnostic use and for the development and commercialization of in vitro diagnostic tests, including in vitro diagnostic devices, or IVDs, or laboratory developed tests, or LDTs, for use on the FLEX System and sold to Veracyte certain assets, including our rights with respect to the Prosigna Breast Cancer Prognostic Gene Signature Assay, the LymphMark Lymphoma Subtyping Test and the assay software modules that operate together with the FLEX System. For additional information regarding our transaction with Veracyte please see Part I, Item 1. “Business - License Agreement - Veracyte, Inc.” of our Annual Report on Form 10-K for the year ended December 31, 2019. We cannot be certain that we will realize the anticipated benefits from our transaction with Veracyte and the disposition of certain of our assets pursuant to the LAPA may have a detrimental impact on our business on a go-forward basis. Furthermore, transactions such as our agreement with Veracyte can be disruptive to our retained operations, divert management’s attention from day-to-day operations and potentially increase employee attrition.
Our strategy to seek to enter into strategic collaborations, licensing arrangements and other transactions with third parties to develop products may not be successful.
We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on products which we develop. For example, in connection with our collaboration with Merck & Co., Inc., or Merck, to develop a companion diagnostic test and the subsequent termination of the collaboration agreement, Merck granted to us a non-exclusive license to certain intellectual property that relates to Merck’s tumor inflammation signature. We intend to enter into more such arrangements with our research customers and other researchers, including biopharmaceutical companies and research institutions, for development of future products. However, there is no assurance that we will be successful in doing so. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Certain parties may seek to partner with companies in addition to us in connection with a project. This, in turn, may limit the commercial potential of any products that are the subject of such collaborations. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory, commercial or intellectual property position. In particular, our customers are not obligated to collaborate with us or license technology to us, and they may choose to develop products themselves or collaborate with our competitors.
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
Certain of our products are regulated as in vitro diagnostic medical devices, including the nCounter FLEX Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, obligations as well as regulation by the FDA, state regulatory authorities, and other comparable national and local health authorities. These may include routine inspections by Notified Bodies, FDA, and other health authorities, of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and QSR which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among other things. We are also subject to other regulatory obligations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products. The final form of the European Medical Device Regulation (MDR), which will replace Europe’s Medical Device Directive (MDD), becomes effective on May 26, 2021. On May 25, 2017, the European Union adopted the IVD Directive Regulation, which increases the regulatory requirements applicable to in vitro diagnostics in the EU and would require that we re-classify and obtain approval, registration, or clearance for our existing CE-marked IVD products, including our nCounter FLEX system, within a five-year grace period (by May 26, 2022).
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
We are also required to comply with an increasing number of environmental compliance regulations, including those focused upon the restriction of certain hazardous substances in our products. For example, we are subject to the EU’s Restrictions on Hazardous Substances (RoHS) directive, which restricts the use of certain substances in electrical and electronic products. Similar legislation has been or may be enacted in other jurisdictions, including the United States. We have compliance programs designed to meet the requirements of environmental compliance regulations, but our failure to comply with such current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations that could have a material adverse effect on our business, results of operations and financial condition.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 31, 2020, we owned or licensed 30 issued U.S. patents and approximately 22 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 233 pending and granted counterpart applications worldwide, including 98 country-specific validations of 14 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements by us or our competitors of new products, significant contracts or commercial relationships;

•	adverse regulatory announcements;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	volatility and uncertainty in U.S. and international markets resulting from the spread of COVID-19 and related containment and mitigation measures;

•	market conditions in the research market;

•	manufacturing disruptions;

•	any future sales of our common stock or other securities;

•	any change to the composition of the board of directors or key personnel;

•	announcements by us or our competitors of significant acquisitions or divestitures, strategic partnerships, joint ventures or capital commitments;

•	general economic conditions and slow or negative growth of our markets; and

•	the other factors described in this “Risk Factors” section.
The stock market in general, and market prices for the securities of life sciences companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results and negatively impact the trading price of our common stock.
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
We register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in March 2019, we sold an aggregate of 3,175,000 shares of common stock in an underwritten public offering for net proceeds of $68.3 million and in March 2020 we sold $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2025 in a private placement to qualified institutional buyers for net proceeds of approximately $222.6 million. Any such future issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
We have broad discretion over the use of the proceeds to us from our 2019 underwritten public offering and 2020 convertible notes offering and may apply the proceeds to uses that do not improve our operating results or the value of your securities.
We have broad discretion over the use of proceeds to us from our 2019 underwritten public offering and 2020 convertible notes offering and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Our use of the proceeds may not improve our operating results or increase the value of the securities offered pursuant to the foregoing fundraising transactions.

Servicing our convertible notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the 2.625% Convertible Senior Notes due 2025, or the notes, or to make cash payments in connection with any conversion of notes or upon any fundamental change if note holders require us to repurchase their notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.
Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including the notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.
Transactions relating to our notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
If the notes are converted by holders, we have the ability under the indenture for the notes to deliver cash, common stock, or any combination of cash or common stock, at our election upon conversion of the notes. If we elect to deliver common stock upon conversion of the notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the notes may engage in short selling to hedge their position in the notes. Anticipated future conversions of such notes into shares of our common stock could depress the price of our common stock.
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
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, during the fourth quarter of 2019, management identified a material weakness related to an ineffective control environment as we did not maintain a sufficient complement of resources with an appropriate level of controls knowledge, expertise and training commensurate with our financial reporting requirements. This contributed to additional control material weaknesses, as follows, as we did not (i) design and maintain effective information technology general controls, or ITGCs, for significant applications used in the preparation of the financial statements. Specifically, we did not design and maintain: (a) user access controls to adequately restrict user and privileged access to the financial application, programs, and data to appropriate Company personnel, (b) program change management controls for certain financial systems to ensure that information technology, or IT, program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) design and maintain effective controls to timely detect and independently review instances where individuals with access to post a journal entry may also have edited or created the journal entry; (iii) design and maintain effective controls relating to our accounting for product and services revenues, specifically to ensure occurrence, accuracy, and completeness of customer order entry, price, and quantity during the billing and revenue processes (this deficiency was impacted by the deficiencies related to the design and maintenance of our ITGCs); and (iv) maintain effective controls related to the existence of inventory. Specifically, we did not maintain effective controls related to periodic inventory counts, receiving of inventory, and recording adjustments to inventory quantities.
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

Item 6.	Exhibits and Financial Statement Schedules.
(a) Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated March 9, 2020, between NanoString Technologies, Inc. and U.S. Bank, National Association.	8-K	001-35980	4.1	March 9, 2020
4.2	Form of 2.625% Convertible Senior Note due 2025 (included in Exhibit 4.1).	8-K	001-35980	4.2	March 9, 2020
10.1	Amendment to Employment Agreement dated February 28, 2020, between the Registrant and R. Bradley Gray.	10-K	001-35980	10.14	March 2, 2020
10.2	Amendment to Employment Agreement dated February 21, 2020, between the Registrant and David W. Ghesquiere.	10-K	001-35980	10.17	March 2, 2020
10.3	Amendment to Employment Agreement dated February 27, 2020, between the Registrant and Joseph Beechem.	10-K	001-35980	10.21	March 2, 2020
10.4	Amendment to Employment Agreement dated February 19, 2020, between the Registrant and J. Chad Brown.	10-K	001-35980	10.23	March 2, 2020
10.5	Amendment to Employment Agreement dated February 19, 2020, between the Registrant and K. Thomas Bailey.	10-K	001-35980	10.25	March 2, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

NANOSTRING TECHNOLOGIES, INC.

Date:	May 8, 2020	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)