Form 10-Q
period 2020-06-30
NanoString Technologies Inc
filed 2020-08-10
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2020 there were 37,986,039 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2020

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$168,443	$29,033
Short-term investments	80,266	127,822
Accounts receivable, net	22,016	27,153
Inventory, net	25,988	19,781
Prepaid expenses and other	3,198	8,818
Total current assets	299,911	212,607
Property and equipment, net	20,837	20,184
Operating lease right-of-use assets	23,511	24,648
Other assets	2,243	2,315
Total assets	$346,502	$259,754
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,205	$10,282
Accrued liabilities	5,012	4,973
Accrued compensation and other employee benefits	12,546	15,579
Customer deposits	3,289	6,389
Deferred revenue, current portion	5,008	3,997
Operating lease liabilities, current portion	4,319	3,766
Total current liabilities	35,379	44,986
Deferred revenue, net of current portion	1,040	976
Other long-term liabilities	—	322
Long-term debt, net	167,308	79,951
Operating lease liabilities, net of current portion	28,087	29,368
Total liabilities	231,814	155,603
Commitment and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 37,937 and 36,298 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	611,955	535,954
Accumulated other comprehensive income	438	145
Accumulated deficit	(497,709)	(431,952)
Total stockholders’ equity	114,688	104,151
Total liabilities and stockholders’ equity	$346,502	$259,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product and service	$21,144	$22,370	$45,640	$43,720
Collaboration	1,460	7,975	3,569	14,313
Total revenue	22,604	30,345	49,209	58,033
Costs and expenses:
Cost of product and service revenue	10,712	9,605	21,729	18,314
Research and development	15,739	17,029	33,241	33,056
Selling, general and administrative	19,912	22,499	45,633	45,935
Total costs and expenses	46,363	49,133	100,603	97,305
Loss from operations	(23,759)	(18,788)	(51,394)	(39,272)
Other income (expense):
Interest income	479	828	1,183	1,351
Interest expense	(4,116)	(1,889)	(6,999)	(3,637)
Other income (expense), net	332	(120)	(1,275)	(230)
Loss on extinguishment of debt and termination of revolving loan facility	—	—	(7,143)	—
Total other expense, net	(3,305)	(1,181)	(14,234)	(2,516)
Net loss before provision for income tax	(27,064)	(19,969)	(65,628)	(41,788)
Provision for income tax	(69)	(68)	(129)	(147)
Net loss	$(27,133)	$(20,037)	$(65,757)	$(41,935)
Net loss per share - basic and diluted	$(0.72)	$(0.57)	$(1.76)	$(1.26)
Weighted average shares used in computing basic and diluted net loss per share	37,785	35,174	37,392	33,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(27,133)	$(20,037)	$(65,757)	$(41,935)
Change in unrealized gain on available-for-sale debt securities	353	183	292	244
Comprehensive loss	$(26,780)	$(19,854)	$(65,465)	$(41,691)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	30,913	$3	$428,162	$(40)	$(391,256)	$36,869
Common stock issued in public offering, net of $4.7 million of issuance costs	3,175	—	68,273	—	—	68,273
Warrants issued for common stock	—	—	698	—	—	698
Common stock issued for stock options and restricted stock units	805	—	8,075	—	—	8,075
Common stock issued for employee stock purchase plan	151	—	939	—	—	939
Tax payments from shares withheld for equity awards	—	—	(1,299)	—	—	(1,299)
Stock-based compensation	—	—	2,882	—	—	2,882
Net loss	—	—	—	—	(21,898)	(21,898)
Other comprehensive income	—	—	—	61	—	61
Balance at March 31, 2019	35,044	3	507,730	21	(413,154)	94,600
Warrants issued for common stock	—	—	1,575	—	—	1,575
Common stock issued for stock options and restricted stock units	323	1	4,590	—	—	4,591
Stock-based compensation	—	—	5,076	—	—	5,076
Net loss	—	—	—	—	(20,037)	(20,037)
Other comprehensive income	—	—	—	183	—	183
Balance at June 30, 2019	35,367	$4	$518,971	$204	$(433,191)	$85,988

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	36,298	$4	$535,954	$145	$(431,952)	$104,151
Equity component of convertible notes, net	—	—	58,543	—	—	58,543
Warrants issued for common stock	—	—	737	—	—	737
Common stock issued for stock options and restricted stock units	948	—	6,969	—	—	6,969
Common stock issued for employee stock purchase plan	50	—	1,122	—	—	1,122
Exercise of common stock warrants, net	407	—	—	—	—	—
Tax payments from shares withheld for equity awards	—	—	(2,006)	—	—	(2,006)
Stock-based compensation	—	—	4,303	—	—	4,303
Net loss	—	—	—	—	(38,624)	(38,624)
Other comprehensive income	—	—	—	(61)	—	(61)
Balance at March 31, 2020	37,703	4	605,622	84	(470,576)	135,134
Common stock issued for stock options and restricted stock units	234	—	2,673	—	—	2,673
Stock-based compensation	—	—	3,660	—	—	3,660
Net loss	—	—	—	—	(27,133)	(27,133)
Other comprehensive income	—	—	—	354	—	354
Balance at June 30, 2020	37,937	$4	$611,955	$438	$(497,709)	$114,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(65,757)	$(41,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,094	7,958
Depreciation and amortization	2,814	2,377
Payment of accrued interest of long-term debt	(2,593)	—
Loss on extinguishment of long-term debt	7,143	—
Amortization of debt discount and deferred financing costs	3,454	343
Loss on equity securities	300	—
Amortization of premium (discount) on short-term investments	(150)	236
Non-cash operating lease expense	1,596	1,332
Conversion of accrued interest to long-term debt	—	941
Provision for inventory obsolescence and bad debts	14	592
Changes in operating assets and liabilities:
Accounts receivable	5,129	(1,752)
Inventory	(6,559)	(4,361)
Prepaid expenses and other assets	5,493	(3,488)
Accounts payable	(2,835)	(2,551)
Accrued liabilities	47	(200)
Accrued compensation and other employee benefits	(3,117)	(2,306)
Customer deposits	(3,100)	(798)
Deferred revenue	1,075	(4,624)
Operating lease liabilities	(1,187)	(920)
Net cash used in operating activities	(50,139)	(49,156)
Investing activities
Purchases of property and equipment	(5,365)	(1,147)
Proceeds from sale of short-term investments	17,218	—
Proceeds from maturity of short-term investments	69,284	60,120
Purchases of short-term investments	(38,804)	(102,579)
Net cash provided by (used in) investing activities	42,333	(43,606)
Financing activities
Proceeds from issuance of 2025 convertible senior notes	230,000	20,000
Fees paid for issuance of 2025 convertible senior notes	(7,403)	(100)
Repayment of long-term debt	(80,000)	—
Fees paid upon extinguishment of debt	(4,845)	—
Proceeds from sale of common stock, net	—	68,273
Proceeds from issuance of common stock warrants	737	1,306
Tax withholdings related to net share settlements of restricted stock units	(2,006)	(1,299)
Proceeds from issuance of common stock for employee stock purchase plan	1,122	939
Proceeds from exercise of stock options	9,641	12,665
Net cash provided by financing activities	147,246	101,784
Net increase in cash and cash equivalents	139,440	9,022
Effect of exchange rate changes on cash and cash equivalents	(30)	(7)
Cash and cash equivalents
Beginning of period	29,033	24,356
End of period	$168,443	$33,371
Supplemental disclosures
Operating lease right-of-use assets obtained in exchange for lease obligations	$449	$27,880
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business
        NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s proprietary optical barcoding chemistry enables direct detection, identification, and quantification of individual target molecules in a biological sample by attaching a unique color coded fluorescent reporter to each target molecule of interest. The Company currently markets and sells two platforms based on its proprietary technology, its nCounter Analysis System, and its GeoMx Digital Spatial Profiler, or GeoMx DSP system, both consisting of instruments and consumables, to academic, government, biopharmaceutical, and clinical laboratory customers.
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
        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, certain estimates are becoming more challenging, and actual results could differ materially from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
        The Company generates the majority of its revenue from the sale of its proprietary nCounter Analysis System and GeoMx DSP System, and related consumables. Services consist of instrument service contracts and service fees for assay processing.
        The Company at times may enter into collaboration agreements that may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or other designated activities. For collaboration agreements of this type, the Company estimates the expected total cost of product development and other services under these arrangements and recognizes collaboration revenue using a contingency-adjusted proportional performance model. The Company may also recognize revenue from collaboration agreements that do not include upfront or milestone-based payments and generally recognizes revenue on these types of agreements based on the timing and amount of development activities. Expenses incurred in relation to research activities conducted in conjunction with our collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense. From period to period, collaboration revenue can fluctuate substantially based on the level of product development activities devoted to these collaborations, based on achievement or probable achievement of product development or other milestones, or as estimates of total expected collaboration product development or other costs are changed or updated.
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
Recently Adopted Accounting Pronouncements
        In June 2016, the FASB issued “ASU 2016-13, Financial Instruments: Credit Losses.” The standard requires disclosure regarding expected credit losses on financial instruments at each reporting date, and changes how other than temporary impairments on investment securities are recorded. The Company adopted the ASU on January 1, 2020 using the modified retrospective transition approach and the adoption did not have a material impact on its condensed consolidated results of operations, financial condition, cash flows and financial statement disclosures for the three or six month periods ended June 30, 2020.
        In August 2018, the FASB issued “ASU 2018-15, Intangibles — Goodwill and other — Internal-use software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the standard, on a prospective basis, on January 1, 2020. Historically, the Company has had a practice of expensing the implementation costs related to cloud computing arrangements. Upon adoption of the standard, the Company may capitalize certain implementation costs for new cloud computing arrangements in other assets, and amortize the costs over the related service contract period for the hosted arrangement. The amortization of the implementation costs and the related service contract costs will be presented in its results of operations. The adoption did not have a material impact to the condensed consolidated results of operations, financial condition, cash flows, and financial statement disclosures for the three or six month periods ended June 30, 2020.
        In November 2018, the FASB issued “ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” The new guidance clarifies when certain transactions between collaborative arrangement participants which should be accounted for as revenue under Topic 606. The Company adopted the standard on January 1, 2020. The Company has assessed its collaborative arrangements and concluded no adjustment is necessary, based on guidance in the standard.
        In December 2019, the FASB issued “ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new guidance simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this ASU effective January 1, 2020 and, as a result, was able to determine the effect of income or loss from continuing operations using a computation that does not consider the tax effects of items that are not included in continuing operations. As such, for the three and six month periods ended June 30, 2020, the Company did not record a tax expense or benefit in its net loss from operations related to deferred tax assets and liabilities associated with its Convertible Notes. See to Note 9. Long-term Debt, Net for additional information.
Recent Accounting Pronouncements
        In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40).” The new guidance simplifies the number of accounting models for convertible instruments; and as a result, under the remaining available models, removes the requirement to separately account for conversion features between liability and equity components. The ASU will become effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, with adoption as of the beginning of the annual fiscal year. The Company is currently assessing the impact of the standard to its condensed consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

3. Revenue from Contracts with Customers
        The Company operates as a single reportable segment. The Company has one sales force that sells the Company’s nCounter and GeoMx DSP instruments, consumables and related services.
Disaggregated Revenues
        The following table of total revenue is based on the geographic location of end users or distributors who purchase products and services, and of our collaborators. For sales to distributors, their geographic location may be different from the geographic location of the ultimate end user. For collaboration agreements, revenues are derived from partners located primarily in the United States. Americas consists of the United States, Canada, Mexico, and South America; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia, India, and Australia.
        The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$6,577	$2,475	$748	$9,800	$13,658	$4,263	$1,713	$19,634
Consumables	5,375	2,406	588	8,369	13,747	4,909	1,213	19,869
Total product revenue	11,952	4,881	1,336	18,169	27,405	9,172	2,926	39,503
Service revenue	1,922	878	175	2,975	3,960	1,752	425	6,137
Total product and service revenue	13,874	5,759	1,511	21,144	31,365	10,924	3,351	45,640
Collaboration revenue	1,460	—	—	1,460	3,569	—	—	3,569
Total revenues	$15,334	$5,759	$1,511	$22,604	$34,934	$10,924	$3,351	$49,209

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$3,596	$960	$384	$4,940	$5,786	$2,490	$982	$9,258
Consumables	8,840	4,666	882	14,388	17,444	9,723	1,681	28,848
Total product revenue	12,436	5,626	1,266	19,328	23,230	12,213	2,663	38,106
Service revenue	2,167	682	193	3,042	3,962	1,295	357	5,614
Total product and service revenue	14,603	6,308	1,459	22,370	27,192	13,508	3,020	43,720
Collaboration revenue	7,975	—	—	7,975	14,313	—	—	14,313
Total revenues	$22,578	$6,308	$1,459	$30,345	$41,505	$13,508	$3,020	$58,033
        Total revenue in the United States was $33.8 million and $40.4 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.
Contract balances and remaining performance obligations
        Contract liabilities are comprised of the current and long-term portions of deferred revenue of $6.0 million and $5.0 million as of June 30, 2020 and December 31, 2019, respectively, and customer deposits of $3.3 million and $6.4 million as of June 30, 2020 and December 31, 2019, respectively, included within the condensed consolidated balance sheets. Total contract liabilities decreased by $2.0 million for the six months ended June 30, 2020 as a result of the recognition of previously deferred revenue and customer deposits of $6.8 million for the completion of certain performance obligations during the period, partially offset by an increase of $4.8 million related to additional deferred revenue associated primarily with new or extended service contracts. The Company did not record any contract assets as of June 30, 2020.
        As of June 30, 2020, unsatisfied or partially unsatisfied performance obligations related to the collaboration agreement with Lam Research Corporation (“Lam”) were $1.9 million. Performance obligations related to undelivered products and service contracts as of June 30, 2020 were $7.5 million and are expected to be completed over the term of the related contract or as products are delivered.
4. Net Loss Per Share
        Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Outstanding stock options, restricted stock units, and warrants have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.
        The following shares underlying outstanding options, restricted stock units, and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
Options to purchase common stock	3,501	4,765	3,724	4,801
Restricted stock units	1,578	1,641	1,515	1,578
Common stock warrants	479	1,013	538	960
Stock appreciation rights	13	—	7	—
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
        During the six months ended June 30, 2020, the Company had no customers or collaborators that individually represented more than 10% of total revenue. The Company had one collaborator, Lam, that individually represented 16% of total revenue during the three and six months ended June 30, 2019. The Company had no customers or collaborators that represented more than 10% of total product and service revenue for the six months ended June 30, 2020 and 2019, respectively. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of June 30, 2020 or December 31, 2019.
        The Company is also subject to supply chain risks related to the outsourcing of the manufacturing and production of its instruments to sole suppliers. Although there are a limited number of manufacturers for instruments of this type, the Company believes that other suppliers could provide similar products on comparable terms. Similarly, the Company sources certain raw materials used in the manufacture of consumables from certain sole suppliers. The impact of the COVID-19 global pandemic has not had a significant impact on the Company’s ability to source raw materials or its instruments to date. However, a change in or loss of suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results. Should COVID-19 continue to impact the global economy at the same or heightened levels during future periods, or if certain geographies where the Company’s key suppliers or manufacturing facilities are located are more severely impacted than others, this could negatively impact our ability to manufacture new products, fulfill customer orders, and collect from customers, which could adversely affect future operating results.
6. Short-term Investments
        Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of June 30, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$50,859	$291	$—	$51,150
U.S. government-related debt securities	20,009	118	—	20,127
Asset-backed securities	8,960	29	—	8,989
Total available-for-sale debt securities	$79,828	$438	$—	$80,266

Type of securities as of December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$78,243	$89	$(2)	$78,330
U.S. government-related debt securities	26,966	37	—	27,003
Asset-backed securities	11,950	21	—	11,971
Total available-for-sale debt securities	$117,159	$147	$(2)	$117,304
Corporate equity securities	9,893	625	—	10,518
Total short-term investment securities	$127,052	$772	$(2)	$127,822

        The fair values of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	June 30, 2020	December 31, 2019
Maturing in one year or less	$80,266	$101,751
Maturing in one to three years	—	15,553
Total available-for-sale debt securities	$80,266	$117,304
7. Fair Value Measurements
The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to measure fair value. The three levels of the fair value hierarchy are as follows:
•Level 1 — Quoted prices in active markets for identical assets and liabilities.
•Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
•Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
        The recorded amounts of certain financial instruments, including cash, accounts receivable, prepaid expenses and other, accounts payable and accrued liabilities, approximate fair value due to their relatively short-term maturities.
        The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

As of June 30, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$160,982	$—	$—	$160,982
Short-term investments:
Corporate debt securities	—	51,150	—	51,150
U.S. government-related debt securities	—	20,127	—	20,127
Asset-backed securities	—	8,989	—	8,989
Total	$160,982	$80,266	$—	$241,248

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$22,152	$—	$—	$22,152
Short-term investments:
Corporate debt securities	—	78,330	—	78,330
U.S. government-related debt securities	—	27,003	—	27,003
Asset-backed securities	—	11,971	—	11,971
Corporate equity securities	10,518	—	—	10,518
Total	$32,670	$117,304	$—	$149,974

        In March 2020, the Company issued $230.0 million of Convertible Notes. As of June 30, 2020, the fair value of the Convertible Notes was $211.9 million. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market. See Note 9. Long-term Debt, Net for more information.
8. Inventory
        Inventory, net of related allowances, consisted of the following as of the date indicated (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$6,996	$4,620
Work in process	5,930	4,617
Finished goods	13,062	10,544
Total inventory, net	$25,988	$19,781
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
        While the Convertible Notes are classified on the Company’s condensed consolidated balance sheet at June 30, 2020 as long-term, the resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. In the event that the holders of the Convertible Notes have the election to convert the Convertible Notes or the Convertible Notes become redeemable at any time during the prescribed measurement period, the Convertible Notes would then be considered a current obligation and classified as such.
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

        All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balances of the Company’s Convertible Notes and previously outstanding term loan consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Outstanding principal of Convertible Note	$230,000	$—
Borrowings under term loan agreement	—	80,000
Paid-in-kind interest on term loan agreement	—	2,593
Less: unamortized debt discounts and issuance costs	(62,692)	(2,642)
Long-term debt, net	$167,308	$79,951
Fair value of outstanding Convertible Notes	$211,888
Amount by which the Convertible Notes if-converted value exceeds their principal amount	$—

Net carrying amount of equity component of Convertible Notes	$58,543
        The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	June 30, 2020
	Three Months Ended	Six Months Ended
Contractual interest expense	$1,509	$1,895
Amortization of debt discount and issuance costs	2,604	3,254
Total interest expense	$4,113	$5,149
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
        For the three and six month periods ended June 30, 2020, the Company incurred interest expense of $4.1 million and $7.0 million, respectively, related to the 2018 Term Loan and the Convertible Notes. For the three and six month period ended June 30, 2019, the Company incurred interest expense of $1.9 million and $3.6 million, respectively, associated with the 2018 Term Loan.
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
        During the three and six months ended June 30, 2020, the Company recognized revenue related to the Lam agreement of $1.1 million and $2.9 million, respectively. During the three and six months ended June 30, 2019, the Company recognized revenue related to the Lam agreement of $4.4 million and $9.2 million, respectively. The Company received development funding of $2.7 million for the three and six months ended June 30, 2019. At June 30, 2020, the Company had recorded customer deposits of $1.9 million representing amounts received in advance. As of December 31, 2019, Lam had provided the full development funding commitment of $50.0 million and the Company does not expect to receive any further funding from Lam in future periods.
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
        During the six months ended June 30, 2019, the Company recognized revenue related to the Celgene agreement of $4.4 million. The Company received development funding of $0.2 million related to the Celgene collaboration for the three months ended June 30, 2019. As of December 31, 2019, the Company does not expect to receive any further funding from Celgene in future periods.
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
        Forward-looking statements can be identified by words such as “believe,” “anticipate,” “could,” “continue,” “depends,” “expect,” “expand,” “forecast,” “intend,” “predict,” “plan,” “rely,” “should,” “will,” “may,” “seek,” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:
•our expectations regarding our future operating results and capital needs, including our expectations regarding instrument, consumable and total revenue, operating expenses, sufficiency of cash on hand and operating and net loss;
•our expectations regarding the impact of the COVID-19 global pandemic as it relates to our ongoing operations, including our customer order activity levels and key supplier requirements;
•our ability to successfully commercialize our GeoMx DSP platform;
•our ability to successfully develop our Hyb & Seq platform and pursue potential commercial applications and partnerships;
•the success, costs and timing of implementation of our business model, strategic plans for our business and future product development plans;
•the regulatory regime and our ability to secure and maintain regulatory clearance or approval or reimbursement for the clinical use of our products, domestically and internationally;
•our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, and collaboration partners;
•our intellectual property position;
•our ability to attract and retain key scientific or management personnel;
•our expectations regarding the competitive position, market size and growth potential for our business; and
•our ability to sustain and manage growth, including our ability to expand our customer base, develop new products, enter new markets, and hire and retain key personnel.
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

Overview
        We develop, manufacture, and sell products that unlock scientifically valuable and clinically actionable information from minute amounts of biological material. Our core technology is a unique, proprietary optical barcoding chemistry that enables the labeling and counting of single molecules. This proprietary chemistry may reduce the number of steps required to conduct certain types of scientific experiments and allow for multiple experiments to be conducted at once. As a result, we are able to develop tools that are easier for researchers to use and that may generate faster and more consistent scientific results.
        We use our technology to develop tools for scientific and clinical research, primarily in the fields of genomics and proteomics. We currently have two commercially available product platforms, our nCounter Analysis System and our GeoMx Digital Spatial Profiler, or GeoMx DSP System, both of which include instruments and related consumables.
        nCounter can be used to analyze the activity of up to 800 genes in a single experiment. nCounter is also used by clinicians to analyze gene activity relevant for diagnostic applications. GeoMx DSP, which was made commercially available in 2019, is designed to enable the field of spatial genomics. While nCounter and other existing technologies analyze gene activity as a whole throughout the totality of a biological sample, GeoMx DSP is used to analyze specifically selected regions of a biological sample in order to see how gene activity or protein levels might vary across those regions or in certain cell types. GeoMx DSP operates by enabling users to prepare and select certain regions of a sample in which to study gene activity, and then use nCounter to subsequently evaluate, or read out, the activity of up to 96 genes in each of the selected regions. In August 2020 we announced the commercial availability of the Cancer Transcriptome Atlas, or CTA, the first GeoMx DSP product optimized for read-out on next generation sequencing, or NGS, technology. The CTA is designed to allow for the simultaneous analysis, in selected regions of interest, of approximately 1,800 well characterized cancer related genes. We expect an additional product, our Whole Transcriptome Assay, to become commercially available in 2021.
        We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain markets. As of June 30, 2020, we had an installed base of approximately 890 nCounter systems, compared with approximately 865 as of March 31, 2020 and approximately 840 as of December 31, 2019. Our customers have used these nCounter systems to publish more than 3,500 peer-reviewed papers. As of June 30, 2020, we had received over 125 orders for GeoMx DSP systems, we had shipped approximately 93 GeoMx DSP systems to customer sites. As of June 30, 2020, our customers have used GeoMx DSP systems to publish 23 peer-reviewed publications. In addition, we continue to provide access to the GeoMx DSP’s capabilities by offering selected potential customers the opportunity to send biological samples to our Seattle facility to be processed in our lab prior to purchasing a GeoMx DSP system. To date, we have completed nearly 300 projects for approximately 160 customers pursuant to this Technology Access Program, or TAP.
        We derive a substantial majority of our revenue from the sale of our products, which consist of our nCounter and GeoMx DSP instruments and related proprietary consumables. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. Our consumables include our standardized nCounter and GeoMx DSP panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and the Prosigna breast cancer assay which is manufactured for our partner Veracyte Inc. We also derive revenue from processing fees related to proof-of-principle studies, including from our GeoMx DSP TAP, which we conduct for potential customers. For both nCounter and GeoMx DSP, we offer extended service contracts and generate service revenue accordingly.
        We use third-party contract manufacturers to produce the instruments comprising nCounter and GeoMx DSP. We manufacture consumables at our greater Seattle, Washington area facilities.
        We focus a substantial portion of our resources on developing new technologies, products, and solutions. We invested $33.2 million and $33.1 million for the six months ended June 30, 2020 and 2019, respectively, in research and development and intend to continue to make significant investments in research and development to support our existing instrument platforms and related consumable offerings, as well as research and development of new technologies.
        In December 2019, we entered into a License and Asset Purchase Agreement, or LAPA, and service and supply agreements, or SSAs, with Veracyte Inc., or Veracyte. Pursuant to the LAPA, we completed a license of intellectual property and a sale of certain assets to Veracyte relating to our nCounter FLEX System for use in clinical diagnostic applications. Veracyte also acquired certain intellectual property rights and worldwide distribution rights relating to our Prosigna Breast Cancer Assay and our LymphMark assay and certain clinical diagnostic assay software modules that operate with nCounter FLEX. Pursuant to the SSAs, we agreed to supply to Veracyte nCounter FLEX Systems, and to manufacture and supply Prosigna kits, LymphMark kits, and any additional clinical diagnostic tests that Veracyte may develop in the future for nCounter for a period of at least four years subsequent to the transaction date. Pursuant to the SSAs, Veracyte will pay the designated transfer prices for nCounter FLEX, Prosigna kits, LymphMark kits, and any other nCounter-based diagnostic tests developed by Veracyte.

        Our product and service revenue increased 4.4% to $45.6 million for the six months ended June 30, 2020, compared to $43.7 million for the first six months of 2019. Our total revenue was $49.2 million for the six months ended June 30, 2020, compared to $58.0 million for the first six months of 2019. We have never been profitable and had net losses of $65.8 million and $41.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, our accumulated deficit was $497.7 million.
Results of Operations
Revenue
        Our product revenue consists of sales of nCounter and GeoMx DSP, including instruments and related consumables. Service revenue consists of fees associated with service contracts and conducting proof-of-principle studies, including programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using nCounter and GeoMx DSP. Collaboration revenue is derived primarily from our now concluded collaboration with Lam and also, historically, our terminated collaboration with Celgene. We do not expect to receive further development funding from Lam in future periods, and the original commitment from Lam to provide up to $50.0 million in development funding has been fully satisfied. Collaboration revenue also includes revenue recognized under smaller collaborations.
        The following table reflects total revenue by geography based on the geographic location of our customers, distributors, and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands)			(In thousands)
Americas	$15,334	$22,578	(32)%	$34,934	$41,505	(16)%
Europe & Middle East	5,759	6,308	(9)%	10,924	13,508	(19)%
Asia Pacific	1,511	1,459	4%	3,351	3,020	11%
Total revenue	$22,604	$30,345	(26)%	$49,209	$58,033	(15)%
        The following table reflects the breakdown of our revenue into the primary components of our products, services, and collaborations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands)			(In thousands)
Product revenue:
Instruments	$9,800	$4,940	98%	$19,634	$9,258	112%
Consumables	8,369	14,388	(42)%	19,869	28,848	(31)%
Total product revenue	18,169	19,328	(6)%	39,503	38,106	4%
Service revenue	2,975	3,042	(2)%	6,137	5,614	9%
Total product and service revenue	21,144	22,370	(5)%	45,640	43,720	4%
Collaboration revenue	1,460	7,975	(82)%	3,569	14,313	(75)%
Total revenue	$22,604	$30,345	(26)%	$49,209	$58,033	(15)%

Instrument revenue during the three and six month periods ended June 30, 2020 increased as compared to the same periods in 2019 due primarily to commercial shipments of our GeoMx DSP system, which began during the third quarter of 2019 and contributed $6.3 million of revenue during the current three month period. The increase in instrument revenue related to GeoMx DSP was partially offset by lower revenue from sales of nCounter instruments as compared to the same period in 2019. For the three and six month periods ended June 30, 2020, our nCounter instrument shipments declined as compared to the same period in the prior year, primarily as a result of the impact of the COVID-19 pandemic on certain of our customers, including full or partial closures of their operations or facilities and being unable to complete purchases or receive product shipments for a substantial portion of the current year. This impact was more significant during the current three month period, during which the COVID-19 pandemic had a greater impact on customer operations and activity in North America as compared to the first three months of 2020.
        Consumables revenue includes sales of consumables for both nCounter and GeoMx DSP and also includes sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue decreased for the three and six month periods ended June 30, 2020, with multiple factors impacting consumables revenue as compared to the same periods of 2019. Sales of consumables for GeoMx DSP added to consumables revenue in the periods, as compared to the same periods of 2019 where no GeoMx consumables revenue was recorded. GeoMx DSP consumable revenue contribution was offset by substantially lower nCounter consumables revenue as compared to the same periods of 2019, due primarily to the impact of the COVID-19 pandemic on our customer’s ability to access their laboratories to conduct research, complete purchases and receive product shipments. The impact of the COVID-19 pandemic on nCounter consumable revenue and GeoMx DSP consumable revenue was more significant during the current three month period, during which the COVID-19 pandemic had a greater impact on customer operations and activity in North America as compared to the first three months of 2020. In addition, while greater unit sales of Prosigna kits were recorded as compared to the same period of 2019, our revenue recorded from sale of Prosigna kits were lower, as our Prosigna supply agreement entered into as part of the transaction with Veracyte completed in December 2019 reduced our average selling price received on Prosigna kits, which in prior periods had been sold directly to end user customers or distributors.
        Service revenue increased for the six month period ended June 30, 2020 as compared to the same period of 2019, primarily due to increases in service revenue generated from our GeoMx DSP technology access program, or TAP. However, for the three month period ended June 30, 2020, service revenues were lower as compared to the same period of 2019 due to the effects of the COVID-19 pandemic on customer activity, which led to a lower volume of samples received and processed under our GeoMx TAP program.
        The COVID-19 pandemic has impacted our ability to solicit and fulfill customer orders, and record related product and service revenue, at levels comparable to historical periods. To the extent the COVID-19 pandemic continues to have a negative impact on our customers’ ability to conduct research, or our ability to actively engage with our customers or to receive and fulfill customer orders, we expect our near term revenues will continue to be negatively impacted. We expect consumables revenue to be more severely impacted by COVID-19, as consumables revenue more closely correlates with day-to-day customer research activity. We cannot predict with any certainty if, or how quickly, our customers will return to previous activity or product order levels, or our ability to resume our activities and operations at levels consistent with past performance. Until the effects of the COVID-19 pandemic subside, we expect our near-term revenues to continue to be negatively impacted. With consideration to these near-term negative impacts on our business, we expect our product and service revenue may continue to increase in future periods, as a result of the growth in sales of GeoMx DSP instruments and consumables, the introduction of new nCounter and GeoMx DSP consumable products and the introduction of new capabilities for GeoMx DSP, including the ability to use GeoMx DSP together with NGS systems.
        Collaboration revenue decreased for the three and six month periods ended June 30, 2020 as compared to the same period in 2019, due primarily to decreased activity levels after our receipt of the full commitment of development funding of $50.0 million from Lam during 2019 and our terminated collaboration with Celgene. Our collaboration agreement with Lam represented $2.9 million and $9.2 million of our collaboration revenue for the three and six months ended June 30, 2020 and June 30, 2019, respectively.
Cost of Product and Service Revenue; Gross Profit; and Gross Margin
        Cost of product and service revenue consists primarily of costs incurred in the production process including costs of purchasing instruments from third-party contract manufacturers, consumable component materials and assembly labor and overhead, installation, warranty, service and packaging, and delivery costs. In addition, cost of product and service revenue includes royalty costs for licensed technologies included in our products, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. We provide a one-year warranty for both nCounter and GeoMx DSP and establish a reserve for warranty repairs based on historical warranty repair costs incurred.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(Dollars in thousands)			(Dollars in thousands)
Cost of product and service revenue	$10,712	$9,605	12%	$21,729	$18,314	19%
Product and service gross profit	$10,432	$12,765	(18)%	$23,911	$25,406	(6)%
Product and service gross margin	49%	57%		52%	58%

        For the three and six month periods ended June 30, 2020, cost of product and service revenue increased as compared to the same periods of 2019 due primarily to increased costs associated with commercial shipments of GeoMx DSP and investments made to support the growth, installation, and service of our product lines, including investments to expand our production and distribution capacity in late 2019 and early 2020 in consideration of the commercial launch of GeoMx DSP.
        Our gross margin on product and service revenue for the three and six month periods ended June 30, 2020 was lower as compared to the same period of 2019, primarily as a result of greater instrument revenue as a percent of our total sales mix, with instrument sales generally contributing lower gross margins as compared to consumables sales. Our gross margins were also impacted by our lower consumables revenue as compared to the same period of 2019 due to the negative impacts of COVID-19, given certain fixed costs in our consumables manufacturing operations. In addition, gross margins have been negatively impacted in the current year due to the investments made in additional production capacity, as well as the Prosigna supply agreement with Veracyte pursuant to which we sell Prosigna for a lower realized price while our production costs have generally remained unchanged from prior periods.
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
        We expect our gross margin on product and service revenue may fluctuate in future periods. Variability will depend in part on the uncertain impact of COVID-19 on our product and service revenue, in particular on our consumables revenue for which we operate the manufacturing process directly, as well on as our mix of instrument sales, for which typically have lower gross margins, as compared to our sales of consumable products or services. In addition, our gross margins may vary depending on potential expenses we may incur for regulatory compliance, quality assurance or activities related to the expansion of our manufacturing capacity. Costs related to collaboration revenue are included in research and development expense.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands)			(In thousands)
Platform technology	$7,453	$7,994	(7)%	$16,308	$15,482	5%
Manufacturing process development	2,246	1,664	35%	4,652	2,895	61%
Life sciences products and applications	3,307	3,110	6%	6,713	5,784	16%
Diagnostic product development	243	1,267	(81)%	435	3,201	(86)%
Clinical, regulatory and medical affairs	182	1,326	(86)%	719	2,508	(71)%
Facility allocation	2,308	1,668	38%	4,414	3,186	39%
Total research and development expense	$15,739	$17,029	(8)%	$33,241	$33,056	1%
        For the three month period ended June 30, 2020, our research and development expenses decreased, while research and development expenses for the six month period ended June 30, 2020 increased slightly. The main drivers decreasing research and development expenses related to activities associated with diagnostic and clinical research, due to the termination of certain of our previous collaboration agreements and as a result of the License and Asset Purchase Agreement, or LAPA, with Veracyte which has subsequently reduced the ongoing diagnostic research and support associated with the Prosigna in vitro diagnostic kits. These decreases were partially offset by continued platform technology development activities associated with our GeoMx DSP platform, including design and development of consumable content and software.
        We expect research and development expense may remain relatively constant in future periods, reflecting the impact of the reductions in research and development resources in connection with the Veracyte transaction, offset by continued investments in GeoMx DSP and other future projects and technologies. In future periods, we may experience moderating research and development costs related to GeoMx DSP instruments and consumables as we transition to sustaining levels of activity. As of December 31, 2019, Lam had provided the full development funding commitment of $50.0 million and we do not expect to receive any further funding from Lam in future periods. With the completion of Lam’s development funding, we are working to identify the key applications for our Hyb & Seq platform and pursuing potential commercial applications and partnerships that can support our emerging commercial strategy.
Selling, General and Administrative Expense
        Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal, and general management functions as well as professional fees for legal, consulting, and accounting services. Our sales force includes roles which are focused mainly on sales of consumables to our existing instrument base, which enables our sales representatives to focus on instrument sales and support the growth of our installed instrument base. Legal, accounting, and compliance costs have increased as a result of our being a public company and we expect them to continue to increase as our business grows.
        Selling, general, and administrative expense was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$19,912	$22,499	(11)%	$45,633	$45,935	(1)%

        The decrease in selling, general, and administrative expense for the three month period ended June 30, 2020 as compared to the same period in 2019, is due in part to a reduction of selling related expenses associated with the sale of the Prosigna assets to Veracyte, which also included the transfer of substantially all of our sales and marketing team dedicated to this business. Additionally, during the three month period ended June 30, 2020, the COVID-19 pandemic has reduced certain commercial activities, including lower travel and trade-show related costs, and has also resulted in estimates for lower variable compensation expenses, including changes to certain estimates associated with the vesting of shares under our performance-based stock awards which have been granted to our employees and executive and resulted in reducing our stock-based compensation expense during the current period. These decreases were partially offset by continued investment in GeoMx-related commercial initiatives, in particular investments made in our customer experience and service group, as well as in certain digital marketing and related initiatives. For the six month period ended June 30, 2020 as compared to the same period in 2019, selling, general, and administrative expenses have decreased due primarily to lower costs resulting from the elimination of the Prosigna sales and marketing team in December 2019 coincident with the completion of the transaction with Veracyte, and lower stock-based compensation expense, resulting from a change in estimate related to certain vesting assumptions associated with performance-based stock awards which have been granted to our employees and executives. This decrease was partially offset by higher professional service fees from our audit firm and external advisors relating to our compliance with the Sarbanes Oxley Act and increased investment in sales and marketing personnel associated with our GeoMx DSP commercial launch.
        With consideration to the potential near term and uncertain negative impact of the COVID-19 pandemic on our business, which may impact our product and service revenue growth and the related costs incurred, we expect selling, general and administrative expenses to increase in future periods as the number of sales, technical support, marketing, and administrative personnel grows to support the expected growth in our business and the introduction of new products and product platforms.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands)			(In thousands)
Interest income	$479	$828	(42)%	$1,183	$1,351	(12)%
Interest expense	(4,116)	(1,889)	118%	(6,999)	(3,637)	92%
Other income (expense), net	332	(120)	(377)%	(1,275)	(230)	454%
Loss on extinguishment of debt and termination of revolving loan facility	—	—	N/A	(7,143)	—	N/A
Total other expense, net	$(3,305)	$(1,181)	180%	$(14,234)	$(2,516)	466%
        Interest expense increased for the three and six month periods ended June 30, 2020 due primarily to an increase in our average outstanding debt balance during the period. The average balance of long-term debt outstanding for the six month periods ended June 30, 2020 and 2019 was $181.5 million and $64.3 million, respectively, which reflects the increase in our long-term debt related to our recently completed convertible debt financing. During March 2020, we successfully concluded a convertible debt offering totaling $230.0 million. In conjunction with closing our convertible debt financing, we terminated our existing term loan facility with Capital Royalty Group and our revolving credit facility with Silicon Valley Bank, and as a result we recorded a charge of $7.1 million representing certain fees and prepayment penalties associated with these facilities. After taking into consideration the repayment of outstanding term debt, accrued interest expense and termination fees associated with these facilities, net proceeds from our convertible debt financing totaled approximately $130.0 million. The increases in interest expense during the three and six month periods ended June 30, 2020 were partially offset by increased interest income resulting from higher average cash and investment balances on hand during the period as compared to the same period of 2019. For the six month period ended June 30, 2020, other expense, net includes certain expenses for pending state and local tax obligations, as well as the unfavorable impact of fair value declines related to our equity securities. As of June 30, 2020, the Company’s holdings of Veracyte common stock equity securities have been sold pursuant to certain terms and conditions included within the LAPA and all net proceeds from the sale of the common stock have been included in our cash and cash equivalents.
Liquidity and Capital Resources
        As of June 30, 2020, we had cash, cash equivalents and short-term investments of $248.7 million. While we believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may need to raise additional capital to expand the commercialization of our products, fund our operations, and further our research and development activities.
        In addition, the COVID-19 pandemic has impacted our ability to solicit and fulfill customer orders and record related product and service revenue at levels comparable to historical periods. To the extent the COVID-19 pandemic continues to have a negative impact on our customers’ ability to conduct research or our ability to actively engage with our customers and take or fulfill customer orders, we expect our revenues, and consequently our liquidity and capital resources, in the near term to be negatively impacted. We cannot predict with any certainty if, or how quickly, our customers will return to previous levels of activity or product order levels, or our ability to resume our activities and operations at levels consistent with past performance. Until the effects of the COVID-19 pandemic subside, we expect our near term revenues, as well as our use of our liquidity and capital resources, to be negatively impacted.
        Our future funding requirements will depend on many factors, including: the duration of the COVID-19 pandemic and the impact on our customer and operational activity; market acceptance and the level of sales of our existing products and new product candidates; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing, and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions. We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through partnership, collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds we may have to liquidate some or all of our assets; delay, reduce the scope or eliminate some or all of our research and development programs, launch activities, or commercialization of our products; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; or reduce marketing, customer support, or other resources devoted to our products; or cease operations.
Sources of Funds
        Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property, and, to a lesser extent, sales of certain assets. Our cash used in operations for the six months ended June 30, 2020 was $50.1 million.
Debt Instruments
2.625% Convertible Senior Notes due 2025
        In March 2020, we issued $230.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2025, or the Convertible Notes, in a private offering. The Convertible Notes are governed by an indenture dated March 9, 2020 between us and U.S. Bank, National Association, as trustee.
        We received net proceeds from the offering of $222.6 million. We used $88.6 million to repay in full all outstanding amounts borrowed, accrued interest and fees owed in connection with the termination of the amended and restated term loan agreement, or the 2018 Term Loan, with Capital Royalty Group, and the fees owed in connection with the termination of our revolving credit facility with Silicon Valley Bank. We intend to use the remainder of the net proceeds for general corporate purposes, including the continued development and commercialization of GeoMx DSP, the continued commercialization of our portfolio of nCounter based products, and for working capital needs.
        The Convertible Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on March 1 and September 1, beginning on September 1, 2020. The Convertible Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under, or if the Convertible Notes are not freely tradeable as required by, the indenture governing the Convertible Notes. Upon conversion, the Convertible Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election. Our current intent is to settle the principal amount of the Convertible Notes in cash upon conversion, with any remaining conversion value being delivered in shares of our common stock.
        The Convertible Notes are general unsecured senior obligations and will mature on March 1, 2025, unless earlier repurchased, redeemed, or converted, subject to satisfaction of certain conditions and during the periods described below. The initial conversion rate for the Convertible Notes is 20.9161 shares of common stock, par value $0.0001 per share, per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $47.81 per share). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that may occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert our Convertible Notes in connection with such corporate event or in connection with such redemption, as the case may be, in certain circumstances.
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
Use of Funds
        Our principal uses of cash are funding our operations, capital expenditures, working capital requirements, and satisfaction of any outstanding obligations under our debt agreements, respectively. Over the past several years, our revenue has increased from year to year and, as a result, our cash flows from customer collections have increased. Our operating expenses have also increased as we have invested in our sales and marketing activities and in research and development of new product platforms and technologies that we believe have the potential to drive the long-term growth of our business.
        Our operating cash requirements may increase in the future as we invest in research and development related to existing or new product platforms, as well as in sales and marketing activities. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.
Historical Cash Flow Trends
        The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(50,139)	$(49,156)
Cash provided by (used in) investing activities	42,333	(43,606)
Cash provided by financing activities	147,246	101,784

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
        For the six month period ended June 30, 2020, net cash used in operating activities consisted of our net loss of $65.8 million, and net increases in our operating assets and liabilities of $5.1 million, partially offset by $20.7 million of net non-cash income and expense items, such as the loss on extinguishment of debt, payment of accrued interest on the 2018 Term Loan, stock-based compensation, depreciation and amortization, amortization of our right-of-use assets and deferred financing costs.
        For the six months ended June 30, 2019, net cash used in operating activities consisted of our net loss of $41.9 million, and net increases in our operating assets and liabilities of $21.0 million, partially offset by $13.8 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, amortization of our right-of-use assets, deferred interest converted to principal pursuant to the 2018 Term Loan, and provisions for inventory obsolescence.
Investing Cash Flows
        Our most significant investing activities for the six month periods ended June 30, 2020 and 2019 were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
        During the six month periods ended June 30, 2020 and 2019, we purchased property and equipment totaling $5.4 million and $1.1 million, respectively. The equipment purchased during the six month period ended June 30, 2020 includes costs incurred for construction, furniture and fixtures, and manufacturing equipment utilized in our new production facility in the greater Seattle, Washington area. We believe the investments we have made to date in expanding our manufacturing capabilities will be sufficient to support the growth and expansion of our operations for the foreseeable future.
Financing Cash Flows
        Historically, we have funded our operations through the issuance of equity securities and various forms of debt facilities.
        Net cash provided by financing activities for the six month period ended June 30, 2020 consisted primarily of net proceeds of from the issuance of 2.625% Convertible Senior Notes of $230.0 million and $8.8 million of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan. These cash inflows were partially offset by payments related to the termination of our term loan agreement and revolving loan facility of $84.8 million.
        Net cash provided by financing activities for the six months ended June 30, 2019 consisted of net proceeds of $68.3 million from an underwritten public offering of our common stock, borrowings of $20.0 million under our term loan agreement, and $12.3 million of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan.
Contractual Obligations and Commitments
        The following table reflects a summary of our contractual obligations as of June 30, 2020.

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Convertible notes(2)	$230,000	$—	$—	$230,000	$—
Lease obligations(3)	40,399	$3,198	$19,524	$13,569	$4,108
Purchase obligations(4)	21,398	21,398	—	—	—
Total	$291,797	$24,596	$19,524	$243,569	$4,108
(1) Excludes royalty obligations based on net sales of products as any such amounts are not currently determinable.
(2) Includes principal on our convertible notes.
(3) Lease costs are primarily for office, laboratory and manufacturing space.
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
        Critical accounting policies and significant estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:
•revenue recognition;
•lease recognition;
•convertible senior notes valuation;
•inventory valuation;
•fair value measurements; and
•income taxes.
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
Interest Rate Risk
        Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on July 1, 2020 and sustained throughout the period ended June 30, 2021, would not be material.
        Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of June 30, 2020, the fair market value of the Convertible Notes was $211.9 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.

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
Item 4. Controls and Procedures.
        (a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, certain of our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, specifically with respect to the following: not having sufficient resources with an appropriate level of controls knowledge, expertise and training, commensurate with the Company’s financial reporting requirements, as well as not designing and maintaining effective information technology general controls, controls related to creating and posting journal entries, controls related to customer order entry, price and quantity during the product and services billing and revenue processes, and controls related to periodic inventory counts, receiving of inventory, and recording adjustments to inventory quantities. These material weaknesses were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
        (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the continued remediation efforts disclosed in (c) below.
        (c) Remediation Efforts. We continue to implement and execute the material weakness remediation plan previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. During the quarter ended June 30, 2020, our continued remediation actions included: (i) significant evaluation of certain design considerations related to improving how our information technology key controls are designed to function, ultimately supporting the operation of certain process level key controls in the impacted areas; (ii) improved the consistency of execution steps associated with the performance of control activities in the impacted areas, including the precision of documentation that is prepared and retained to support the performance and reviews of our key controls; (iii) conducted training sessions for key control owners and other key participants that perform activities which are tied to our key controls over financial reporting to ensure they are trained in a manner such that they have sufficient knowledge and understanding of our internal control environment, their impact to those controls, and our expectations around adherence to processes and procedures as it relates to performing control activities; (iv) developed and delivered training content on a company-wide basis regarding public company requirements around internal control environments, including management certification requirements and external auditor opinion related to our internal control environment; and (v) evaluated and revised certain design considerations associated with internal controls to ensure the completeness, occurrence and accuracy of customer order entry processes, including validation of price and quantity during our customer billing and revenue recognition procedures. We believe the above actions that were undertaken during the quarter ended June 30, 2020 support our continued efforts to remediate the previously identified and disclosed material weaknesses. The material weaknesses will not be considered remediated until internal controls have been designed, or redesigned, and implemented which specifically address the material weaknesses, and these internal controls must operate for a sufficient period of time and management must then conclude, through testing, that these controls are operating effectively.

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
        Our business could be adversely impacted by the effects of health epidemics and other outbreaks. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, the causative agent of coronavirus disease 2019, or COVID-19, was first reported. Since then, COVID-19 has spread across the globe and is affecting worldwide economic activity, including in the United States and European and Asia-Pacific countries. Quarantines, shelter-in-place and similar government orders have been imposed in many of the regions in which we have material operations or sales, including the greater Seattle, Washington area. As a result, our business activities originating from affected areas, including sales, manufacturing and supply chain related activities, have been, and could continue to be, adversely affected. Disruptive activities could include:
•the temporary closure of our manufacturing facilities and those used in our supply chain processes;
•restrictions on the export or shipment of our products;
•unavailability of components and materials used in our products;
•significant cutback of ocean container delivery;
•business closures in impacted areas;
•limitations in employee resources, including because of stay-at-home orders, sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
•restrictions on our employees’ and other service providers’ ability to travel, to meet with customers and install and train customers on our systems.
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
        We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $65.8 million and $41.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $497.7 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
        In the near term, we expect that a large portion of our revenue will be derived from sales of our nCounter Analysis Systems to academic and government research laboratories and biopharmaceutical companies worldwide for research and development applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
•changes in government programs (such as the National Institutes of Health) that provide funding to research institutions and companies;
•macroeconomic conditions, the political climate and the ongoing impact of the COVID-19 pandemic;
•changes in the regulatory environment;
•differences in budgetary cycles;
•competitor product offerings or pricing;
•market-driven pressures to consolidate operations and reduce costs; and
•market acceptance of relatively new technologies, such as our GeoMx DSP instrument.
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
        We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need to raise substantial additional capital to:
◦expand the commercialization of our products;
◦fund our operations; and
◦further our research and development.
        Our future funding requirements will depend on many factors, including:
◦market acceptance of our products;
◦the cost and timing of establishing additional sales, marketing and distribution capabilities;
◦revenue and cash flow derived from existing or future collaborations;
◦the cost of our research and development activities;
◦the cost and timing of regulatory clearances or approvals;
◦the effect of competing technological and market developments; and
◦the extent to which we engage in strategic transactions, such as the acquisition of, investment in or disposal of businesses, assets, products and technologies, including inbound or outbound licensing arrangements.
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
        We rely on Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station, Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer and GeoMx DSP, Paramit Corporation of Morgan Hill, California, to build the nCounter SPRINT Profiler and IDEX Corporation of Lake Forest, Illinois to build the fluidics cartridge, a key component of our nCounter SPRINT Profiler. Each of these contract manufacturers are sole suppliers. Since our contracts with these instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, or if the products provided by such suppliers are unable to meet our performance specifications, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. In addition, if as a result of global economic or political instability or disease outbreaks such as the COVID-19 pandemic, our suppliers experience shortages or delays for materials sourced or manufactured in the affected countries, their ability to supply us with instruments or product components may be affected. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.

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
        Our product and service revenue generated from sales to customers located outside of North America was approximately 32% and 38% for the six months ended June 30, 2020 and 2019, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
•required compliance with existing and changing foreign regulatory requirements and laws;
•required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, privacy and data protection requirements, labor laws and anti-competition regulations;
•export or import restrictions;
•various reimbursement and insurance regimes;
•laws and business practices favoring local companies;
•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•political and economic instability, such as the exit of the United Kingdom from the European Union;
•global health pandemics, such as the ongoing COVID-19 pandemic;
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•difficulties and costs of staffing and managing foreign operations; and
•difficulties protecting or procuring intellectual property rights.

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
        In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. After several delays, the United Kingdom exited from the European Union, on January 31, 2020. There will be a transition period until December 31, 2020 for the United Kingdom to negotiate a trade deal with the European Union. Negotiations related to Brexit have created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for several more years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s withdrawal. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.
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
        From time to time, we have used debt financing to provide capital for our business. Debt instruments we may enter into in the future may require us to comply with various covenants that limit our ability to, among other things:
•dispose of assets;
•complete mergers or acquisitions;
•incur indebtedness;
•encumber assets;
•pay dividends or make other distributions to holders of our capital stock;
•make specified investments;
•engage in any new line of business; and
•engage in certain transactions with our affiliates.
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
        We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have not made any acquisitions to date, and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
•disruption in our relationships with customers, distributors or suppliers as a result of such a transaction;
•unanticipated liabilities related to acquired companies;

•difficulties integrating acquired personnel, technologies and operations into our existing business;
•diversion of management time and focus from operating our business;
•increases in our expenses and reductions in our cash available for operations and other uses; and
•possible write-offs or impairment charges relating to acquired businesses.
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
        We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems, and those of our vendors, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that our office-based employees in the U.S. and in most of our other key markets work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems, and those of our vendors, are potentially vulnerable to data security breaches — whether by employees or others — which may expose sensitive data to unauthorized persons. Such data security breaches, whether resulting from hacking, social engineering, phishing, or other causes could lead to the loss of confidential information, trade secrets or other intellectual property, or could lead to unauthorized access to or acquisition of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, any such access, disclosure or other loss of information could result in legal claims, investigations or proceedings by governmental entities or private parties, adverse publicity and harm to our reputation, loss of business, and liability under laws or regulations, including state data protection regulations and the E.U. General Data Protection Regulation, or GDPR, and other regulations, the breach of which could result in significant penalties. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. We expect to continue to expend significant resources to protect against security breaches, and could be required to expend significant amounts to remediate and otherwise respond to security breaches, including in connection with making notifications to customers or other persons or implementing additional security measures. With the increase in personnel working remotely during the COVID-19 pandemic, we and our vendors are at increased risk for security breaches. We are taking steps in an effort to monitor and enhance the security of our technology systems and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our technology systems or data.
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
        In August 2017, we entered into a collaboration agreement with Lam Research Corporation, or Lam, with respect to the development and commercialization of our Hyb & Seq platform and related assays. Pursuant to the terms of the collaboration agreement, Lam contributed $50.0 million for allowable development costs; however, completing development of our Hyb & Seq platform will require funding beyond Lam’s contribution. We are pursuing potential commercial applications and partnerships that can support our emerging commercial strategy for Hyb & Seq, but it is uncertain whether these efforts will be successful. Ultimately the development may not be successful, which could negatively impact our prospects for future revenue growth. Although we expect such collaborations to provide funding to cover our costs of development, the failure, discontinuation or modification of these development efforts could negatively impact our ability to attract new collaboration partners, and would reduce our prospects for introducing new products, revenue growth, and future operating results.
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
        Many of our current competitors are large publicly-traded companies, or are divisions of large publicly-traded companies, and may enjoy a number of competitive advantages over us, including:
•greater name and brand recognition, financial and human resources;
•broader product lines;
•larger sales forces and more established distributor networks;
•substantial intellectual property portfolios;
•larger and more established customer bases and relationships; and
•better established, larger scale, and lower cost manufacturing capabilities.
        We believe that the principal competitive factors in all of our target markets include:
•cost of capital equipment;
•cost of consumables and supplies;
•reputation among customers;
•innovation in product offerings;
•flexibility and ease-of-use;
•accuracy and reproducibility of results; and
•compatibility with existing laboratory processes, tools and methods.
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
        In the United States, most of our products are currently labeled and sold for Research Use Only, or RUO, and not for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such products are not intended for diagnostic use, and the products do not include clinical or diagnostic claims or provide directions for use as diagnostic products, they are not subject to regulation by the Food and Drug Administration, or FDA, as medical devices. In particular, while the FDA regulations require that RUO products be appropriately labeled, “For Research Use Only. Not for Use in Diagnostic Procedures,” the regulations do not subject such products to the FDA’s pre- and post-market controls for medical devices. Pursuant to the FDA guidance on RUO products, a company may not make clinical or diagnostic claims about an RUO product or provide clinical directions or clinical support services to customers for RUO products, or engage in distribution or sales practices that are not consistent with the RUO labeling. If the FDA were to modify its approach to regulating products labeled for Research Use Only, compliance with these additional regulations could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. If the FDA determines that our sales or distribution practices are not consistent with the RUO labeling, the FDA may take an adverse administrative or enforcement action against us, which could materially harm our business. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
        In addition, we sell dual-use instruments with software that has both FDA-cleared functions, and research functions for which the FDA approval or clearance is not required. Dual-use instruments are subject to the FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, the FDA issued a guidance document that described the FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and research functions for which approval/clearance is not required. There is a risk that the requirements for dual-use instruments could change causing additional costs and delays for development of these products. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which the FDA approval or clearance has not been obtained, or the instruments are being promoted for off-label use. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products. In July 2017, the FDA adopted a new regulation exempting certain clinical multiplex test systems, like the ones used with the Prosigna assay that we supply to Veracyte, from premarket notification requirements. However, these regulations will not impact the FDA clearance requirements for our nCounter Dx Analysis System which will still require 510(k) clearance for use with specific assays, such as Prosigna.
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
A clinical laboratory can use our custom-manufactured reagents to create what is called a Laboratory Developed Test, or LDT. LDTs, according to the FDA, are in vitro diagnostic tests that are developed, validated and performed by a single laboratory and include genetic tests. Historically, the FDA has generally exercised “enforcement discretion” for most LDTs, meaning that the FDA has not required LDTs to comply with medical device requirements. However, the FDA has sought to regulate certain types of LDTs, such as pharmacogenetic tests and cancer screening tests, and had taken enforcement action against companies marketing such tests without premarket authorization. In October 2014, the FDA issued two draft guidance documents proposing a comprehensive risk-based regulatory framework for all LDTs. Although the FDA announced in 2016 these draft guidance documents would not be finalized, the FDA could in the future seek to regulate LDTs more broadly and could take enforcement action against new LDTs, the FDA could alter its position or question a particular LDT that a laboratory is providing. Congress could also enact legislation restricting LDTs. Any restrictions on LDTs by the FDA could decrease demand for our reagents. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. The adoption of new restrictions on RUOs, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can continue to sell our products to certain customers.
We are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.
        Certain of our products are regulated as in vitro diagnostic medical devices, including the nCounter FLEX Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, obligations as well as regulation by the FDA, state regulatory authorities, and other comparable national and local health authorities. These may include routine inspections of our manufacturing facilities and our records by Notified Bodies, the FDA, and other health authorities, to assess compliance with requirements such as ISO 13485 and the FDA’s Quality System Regulations, or QSR, 21 C.F.R. Part 820, which include extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among other things. We are also subject to other FDA regulations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued medical device reporting, for example, reporting of adverse events and malfunctions; reporting certain corrections and removals; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development of our products. The final form of the European Medical Device Regulation (MDR), which will replace Europe’s Medical Device Directive (MDD), becomes effective on May 26, 2021. On May 25, 2017, the European Union adopted the IVD Directive Regulation, which increases the regulatory requirements applicable to in vitro diagnostics in the EU and would require that we re-classify and obtain approval, registration, or clearance for our existing CE-marked IVD products, including our nCounter FLEX system, within a five-year grace period (by May 26, 2022).
        We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or other regulatory authorities to change our current product classifications which would impose additional regulatory obligations on us. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of other foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Adverse Notified Body, EU Competent Authority, the FDA or other regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability and cause reputational harm.

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
        Our operations are directly, or indirectly through our customers, subject to various fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and state, and federal and foreign marketing compliance laws. These laws may impact, among other things, our proposed sales and marketing and education programs and require us to implement additional internal systems for tracking certain marketing expenditures and reporting them to government authorities. In addition, we may be subject to laws and regulations relating to privacy and data protection by both the federal government and the states in which we conduct our business as well as by foreign governments and entities. The laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-kickback Statute and state equivalents;
•the federal physician self-referral prohibition, commonly known as the Stark Law, and state equivalents;
•the federal Health Insurance Portability and Accountability Act of 1996, as amended, commonly known as HIPAA;
•the Medicare civil money penalty laws and exclusion requirements;
•the federal False Claims Act and state equivalents;
•the Physician Payments Sunshine Act;
•state, federal and foreign marketing expenditure disclosure laws;
•state privacy laws, such as the California Consumer Privacy Act;
•the Foreign Corrupt Practices Act, which applies to our international activities; and
•the European Union’s General Data Protection Regulation.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the U.S. and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including standard contractual clauses approved by the European Commission, or the SCCs, and the EU-U.S. and Swiss-U.S. Privacy Shield programs administered by the U.S. Department of Commerce. Despite this, we may be unsuccessful in maintaining conforming means of transferring personal data from the EEA, in particular as a result of continued legal and legislative activity within the EEA. Both the U.S.-E.U. Privacy Shield and the SCCs have been subject to legal challenge and on July 16, 2020, the Court of Justice of the European Union issued a decision invalidating the EU-U.S. Privacy Shield and imposing additional requirements in connection with the use of the SCCs. We are assessing this decision and its impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
        More generally, the laws, rules and regulations relating to privacy or data protection to which we may be subject, or that otherwise apply to our business, are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning these matters in the United States, the EU and other jurisdictions. If our operations are found to be in violation of any of the laws or regulations described above or others that apply to us, or to which we become subject in the future, we may be subject to claims, complaints, investigations, enforcement actions, and penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
        We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of June 30, 2020, we owned or licensed 36 issued U.S. patents and approximately 22 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 247 pending and granted counterpart applications worldwide, including 112 country-specific validations of 17 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
        In particular, the patent positions of companies engaged in development and commercialization of genomic diagnostic tests, like Prosigna, are particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to genomic diagnostics. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014 the U.S. Patent and Trademark Office, or USPTO, published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The USPTO provided additional guidance on examination procedures pertaining to subject matter eligibility in April 2018 and June 2018. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory, patent ineligible subject matter; however, method of treatment claims that practically apply natural relationships should be considered patent eligible. We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the genomic diagnostic space, and any such changes could have a negative impact on our business.
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
        Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:
•We might not have been the first to make the inventions covered by each of our pending patent applications.
•We might not have been the first to file patent applications for these inventions.
•Others may independently develop similar or alternative products and technologies or duplicate any of our products and technologies.
•It is possible that our pending patent applications will not result in issued patents, and even if they issue as patents, they may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties.
•We may not develop additional proprietary products and technologies that are patentable.
•The patents of others may have an adverse effect on our business.
•We apply for patents covering our products and technologies and uses thereof, as we deem appropriate. However, we may fail to apply for patents on important products and technologies in a timely fashion or at all.
        In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Similarly, where permitted by applicable law, we enter into non-compete agreements with certain of our employees. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets.

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
        The trading price of our common stock has fluctuated and may continue to fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•announcements by us or our competitors of new products, significant contracts or commercial relationships;

•adverse regulatory announcements;
•issuance of new or changed securities analysts’ reports or recommendations for our stock;
•developments or disputes concerning our intellectual property or other proprietary rights;
•commencement of, or our involvement in, litigation;
•volatility and uncertainty in U.S. and international markets resulting from the spread of COVID-19 and related containment and mitigation measures;
•market conditions in the research market;
•manufacturing disruptions;
•any future sales of our common stock or other securities;
•any change to the composition of the board of directors or key personnel;
•announcements by us or our competitors of significant acquisitions or divestitures, strategic partnerships, joint ventures or capital commitments;
•general economic conditions and slow or negative growth of our markets; and
•the other factors described in this “Risk Factors” section.
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
•make it more difficult for us to satisfy our debt obligations, including the notes;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from exploiting business opportunities;
•place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.
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
        Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, the certificate of incorporation and bylaws:
•permit the board of directors to issue up to 15,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;
•provide that the authorized number of directors may be changed only by resolution of the board of directors;
•provide that all vacancies, including newly-created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•divide the board of directors into three classes;
•provide that a director may only be removed from the board of directors by the stockholders for cause;
•require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be taken by written consent;

•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and meet specific requirements as to the form and content of a stockholder’s notice;
•prevent cumulative voting rights (therefore allowing the holders of a plurality of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);
•provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer or by the board of directors; and
•provide that stockholders are permitted to amend the bylaws only upon receiving at least two-thirds of the total votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.
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

NANOSTRING TECHNOLOGIES, INC.

Date:	August 10, 2020	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)