Form 10-Q
period 2020-09-30
NanoString Technologies Inc
filed 2020-11-09
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2020 there were 44,065,328 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2020

PART 1. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$171,452	$29,033
Short-term investments	59,574	127,822
Accounts receivable, net	25,758	27,153
Inventory, net	26,159	19,781
Prepaid expenses and other	4,028	8,818
Total current assets	286,971	212,607
Property and equipment, net	20,856	20,184
Operating lease right-of-use assets	22,263	24,648
Other assets	2,727	2,315
Total assets	$332,817	$259,754
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,753	$10,282
Accrued liabilities	3,444	4,973
Accrued compensation and other employee benefits	13,476	15,579
Customer deposits	1,477	6,389
Deferred revenue, current portion	5,564	3,997
Operating lease liabilities, current portion	4,402	3,766
Total current liabilities	32,116	44,986
Deferred revenue, net of current portion	1,148	976
Other long-term liabilities	—	322
Long-term debt, net	169,964	79,951
Operating lease liabilities, net of current portion	26,994	29,368
Total liabilities	230,222	155,603
Commitment and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 38,300 and 36,298 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	621,372	535,954
Accumulated other comprehensive income	245	145
Accumulated deficit	(519,026)	(431,952)
Total stockholders’ equity	102,595	104,151
Total liabilities and stockholders’ equity	$332,817	$259,754
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product and service	$30,090	$26,349	$75,730	$70,069
Collaboration	1,755	4,255	5,324	18,568
Total revenue	31,845	30,604	81,054	88,637
Costs and expenses:
Cost of product and service revenue	13,962	10,925	35,691	29,239
Research and development	14,993	17,007	48,234	50,063
Selling, general and administrative	20,474	23,382	66,107	69,317
Total costs and expenses	49,429	51,314	150,032	148,619
Loss from operations	(17,584)	(20,710)	(68,978)	(59,982)
Other income (expense):
Interest income	333	763	1,516	2,114
Interest expense	(4,154)	(2,415)	(11,153)	(6,052)
Other income (expense), net	159	(322)	(1,116)	(552)
Loss on extinguishment of debt and termination of revolving loan facility	—	—	(7,143)	—
Total other expense, net	(3,662)	(1,974)	(17,896)	(4,490)
Net loss before provision for income tax	(21,246)	(22,684)	(86,874)	(64,472)
Provision for income tax	(71)	(64)	(200)	(211)
Net loss	$(21,317)	$(22,748)	$(87,074)	$(64,683)
Net loss per share - basic and diluted	$(0.56)	$(0.64)	$(2.31)	$(1.90)
Weighted average shares used in computing basic and diluted net loss per share	38,081	35,576	37,624	34,121
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(21,317)	$(22,748)	$(87,074)	$(64,683)
Change in unrealized gain on available-for-sale debt securities	(192)	13	100	257
Comprehensive loss	$(21,509)	$(22,735)	$(86,974)	$(64,426)
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

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	36,298	$4	$535,954	$145	$(431,952)	$104,151
Equity component of convertible notes, net	—	—	58,543	—	—	58,543
Warrants issued for common stock	—	—	737	—	—	737
Common stock issued for stock options and restricted stock units	948	—	6,969	—	—	6,969
Common stock issued for employee stock purchase plan	50	—	1,122	—	—	1,122
Exercise of common stock warrants, net	407	—	—	—	—	—
Tax payments from shares withheld for equity awards	—	—	(2,006)	—	—	(2,006)
Stock-based compensation	—	—	4,303	—	—	4,303
Net loss	—	—	—	—	(38,624)	(38,624)
Other comprehensive income	—	—	—	(61)	—	(61)
Balance at March 31, 2020	37,703	4	605,622	84	(470,576)	135,134
Common stock issued for stock options and restricted stock units	234	—	2,673	—	—	2,673
Stock-based compensation	—	—	3,660	—	—	3,660
Net loss	—	—	—	—	(27,133)	(27,133)
Other comprehensive income	—	—	—	354	—	354
Balance at June 30, 2020	37,937	4	611,955	438	(497,709)	114,688
Common stock issued for stock options and restricted stock units	324	—	3,429	—	—	3,429
Common stock issued for employee stock purchase plan	39	—	1,068	—	—	1,068
Stock-based compensation	—	—	4,920	—	—	4,920
Net loss	—	—	—	—	(21,317)	(21,317)
Other comprehensive income	—	—	—	(193)	—	(193)
Balance at September 30, 2020	38,300	$4	$621,372	$245	$(519,026)	$102,595
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(87,074)	$(64,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,077	12,706
Depreciation and amortization	4,301	3,625
Payment of accrued interest on long-term debt	(2,593)	—
Loss on extinguishment of long-term debt	7,143	—
Amortization of debt discount and deferred financing costs	6,141	575
Loss on equity securities	300	—
Amortization of discount on short-term investments	(150)	(11)
Non-cash operating lease expense	2,417	2,069
Conversion of accrued interest to long-term debt	—	1,565
Provision for inventory obsolescence and bad debts	15	722
Changes in operating assets and liabilities:
Accounts receivable	1,390	(2,224)
Inventory	(6,792)	(7,161)
Prepaid expenses and other assets	4,663	(5,292)
Accounts payable	(4,286)	(2,027)
Accrued liabilities	(1,533)	1,133
Accrued compensation and other employee benefits	(2,366)	(1,232)
Customer deposits	(4,912)	(1,705)
Deferred revenue	1,739	(6,244)
Operating lease liabilities	(2,262)	(1,701)
Net cash used in operating activities	(70,782)	(69,885)
Investing activities
Purchases of property and equipment	(6,808)	(1,832)
Proceeds from sale of short-term investments	17,218	2,500
Proceeds from maturity of short-term investments	89,784	84,070
Purchases of short-term investments	(38,804)	(122,084)
Net cash provided by (used in) investing activities	61,390	(37,346)
Financing activities
Proceeds from issuance of 2025 convertible senior notes and borrowings under long-term debt agreement	230,000	20,000
Fees paid for issuance of 2025 convertible senior notes and long-term debt borrowings	(7,403)	(100)
Repayment of long-term debt	(80,000)	—
Fees paid upon extinguishment of debt	(4,845)	—
Proceeds from sale of common stock, net	—	68,273
Proceeds from issuance of common stock warrants	737	1,821
Tax withholdings related to net share settlements of restricted stock units	(2,012)	(1,474)
Proceeds from issuance of common stock for employee stock purchase plan	2,190	1,952
Proceeds from exercise of stock options	13,077	15,899
Net cash provided by financing activities	151,744	106,371
Net increase (decrease) in cash and cash equivalents	142,352	(860)
Effect of exchange rate changes on cash and cash equivalents	67	(54)
Cash and cash equivalents
Beginning of period	29,033	24,356
End of period	$171,452	$23,442
Supplemental disclosures
Right-of-use assets obtained in exchange for lease obligations	$524	$27,364
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
In October 2020, the Company completed an underwritten public offering of 5,750,000 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 750,000 additional shares of common stock. The Company’s total gross proceeds were $230.0 million. After underwriter’s commissions and other expenses of the offering, the Company’s aggregate net proceeds were $215.8 million. The Company intends to use the net proceeds for working capital and general corporate purposes.
In March 2020, the Company issued $230.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2025 (“Convertible Notes”) in a private offering. The Convertible Notes are governed by an indenture dated March 9, 2020 between the Company and U.S. Bank, National Association, as trustee. The Company received net proceeds from the offering of $222.6 million. The Company used $88.6 million to repay in full all outstanding amounts borrowed and fees owed with the termination of the Company’s amended and restated term loan agreement (“2018 Term Loan”) with Capital Royalty Group, and the fees owed in connection with the termination of the Company’s revolving credit facility with Silicon Valley Bank. See Note 9. Long-term Debt, Net for more information.
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
    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, certain estimates are becoming more challenging, and actual results could differ materially from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or for any other period.

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
    The Company generates the majority of its revenue from sales of its proprietary nCounter Analysis System and GeoMx DSP System, and related consumables. Services consist of instrument service contracts and service fees for assay processing.
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

Recently Adopted Accounting Pronouncements
    In June 2016, the FASB issued “ASU 2016-13, Financial Instruments: Credit Losses.” The standard requires disclosure regarding expected credit losses on financial instruments at each reporting date, and changes how other than temporary impairments on investment securities are recorded. The Company adopted the ASU on January 1, 2020 using the modified retrospective transition approach and the adoption did not have a material impact on its condensed consolidated results of operations, financial condition, cash flows and financial statement disclosures for the three or nine month periods ended September 30, 2020.
    In August 2018, the FASB issued “ASU 2018-15, Intangibles — Goodwill and other — Internal-use software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the standard, on a prospective basis, on January 1, 2020. Historically, the Company has had a practice of expensing the implementation costs related to cloud computing arrangements. Upon adoption of the standard, the Company may capitalize certain implementation costs for new cloud computing arrangements in other assets, and amortize the costs over the related service contract period for the hosted arrangement. The amortization of the implementation costs and the related service contract costs will be presented in its results of operations. The adoption did not have a material impact to the condensed consolidated results of operations, financial condition, cash flows, and financial statement disclosures for the three or nine month periods ended September 30, 2020.
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
    In December 2019, the FASB issued “ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new guidance simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this ASU effective January 1, 2020 and, as a result, was able to determine the effect of income or loss from continuing operations using a computation that does not consider the tax effects of items that are not included in continuing operations. As such, for the three and nine month periods ended September 30, 2020, the Company did not record a tax expense or benefit in its net loss from operations related to deferred tax assets and liabilities associated with its Convertible Notes. See to Note 9. Long-term Debt, Net for additional information.
Recent Accounting Pronouncements
    In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40).” The new guidance simplifies the number of accounting models for convertible instruments; and as a result, under the remaining available models, removes the requirement to separately account for conversion features between liability and equity components. The ASU will become effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, with adoption as of the beginning of the annual fiscal year. The Company is currently assessing the potential impact of the standard specific to its outstanding Convertible Notes and to its condensed consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

3. Revenue from Contracts with Customers
    The Company operates as a single reportable segment. The Company has one sales force that sells the Company’s nCounter and GeoMx DSP instruments, consumables and related services.
Disaggregated Revenues
    The following table of total revenue is based on the geographic location of end users or distributors who purchase products and services, and of our collaborators. For sales to distributors, their geographic location may be different from the geographic location of the ultimate end customer. For collaboration agreements, revenues are derived from partners located primarily in the United States. Americas consists of the United States, Canada, Mexico, and South America; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia, India, and Australia.
    The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$7,315	$4,145	$1,418	$12,878	$20,973	$8,408	$3,131	$32,512
Consumables	9,838	3,058	754	13,650	23,585	7,966	1,968	33,519
Total product revenue	17,153	7,203	2,172	26,528	44,558	16,374	5,099	66,031
Service revenue	2,368	874	320	3,562	6,328	2,625	746	9,699
Total product and service revenue	19,521	8,077	2,492	30,090	50,886	18,999	5,845	75,730
Collaboration revenue	1,755	—	—	1,755	5,324	—	—	5,324
Total revenues	$21,276	$8,077	$2,492	$31,845	$56,210	$18,999	$5,845	$81,054

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$5,823	$1,577	$637	$8,037	$11,609	$4,066	$1,620	$17,295
Consumables	9,648	4,710	895	15,253	27,093	14,434	2,574	44,101
Total product revenue	15,471	6,287	1,532	23,290	38,702	18,500	4,194	61,396
Service revenue	2,004	841	214	3,059	5,965	2,136	572	8,673
Total product and service revenue	17,475	7,128	1,746	26,349	44,667	20,636	4,766	70,069
Collaboration revenue	4,255	—	—	4,255	18,568	—	—	18,568
Total revenues	$21,730	$7,128	$1,746	$30,604	$63,235	$20,636	$4,766	$88,637
    Total revenue in the United States was $20.5 million, $54.3 million, $21.3 million, and $61.7 million for the three and nine month periods ended September 30, 2020 and 2019, respectively. The Company’s assets are primarily located in the United States and not allocated to any specific geographic region. Substantially all of the Company’s long-lived assets are located in the United States.
Contract balances and remaining performance obligations
    Contract liabilities are comprised of the current and long-term portions of deferred revenue of $6.7 million and $5.0 million as of September 30, 2020 and December 31, 2019, respectively, and customer deposits of $1.5 million and $6.4 million as of September 30, 2020 and December 31, 2019, respectively, included within the condensed consolidated balance sheets. Total contract liabilities decreased by $3.2 million as of September 30, 2020 as a result of the recognition of previously deferred revenue and customer deposits of $11.0 million for the completion of certain performance obligations during the period, partially offset by an increase of $7.8 million related to additional deferred revenue associated primarily with new or extended service contracts. The Company did not record any contract assets as of September 30, 2020.

    As of September 30, 2020, unsatisfied or partially unsatisfied performance obligations related to the collaboration agreement with Lam Research Corporation (“Lam”) were $0.5 million. Performance obligations related to undelivered products and service contracts as of September 30, 2020 were $7.7 million and are expected to be completed over the term of the related contract or as products are delivered.
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
    The following shares underlying outstanding options, restricted stock units, and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Options to purchase common stock	3,196	4,448	3,546	4,682
Restricted stock units	1,624	1,864	1,552	1,675
Common stock warrants	479	1,231	518	1,052
Stock appreciation rights	14	—	9	—
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
    During the three and nine months ended September 30, 2020, the Company had no customers or collaborators that individually represented more than 10% of total revenue. The Company had one collaborator, Lam, that individually represented 13% and 15% of total revenue during the three and nine months ended September 30, 2019, respectively. The Company had no customers or collaborators that represented more than 10% of total product and service revenue for the three and nine month periods ended September 30, 2020 and 2019, respectively. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of September 30, 2020 or December 31, 2019.
    The Company is also subject to supply chain risks related to the outsourcing of the manufacturing and production of its instruments to sole suppliers. Although there are a limited number of manufacturers for instruments of this type, the Company believes that other suppliers could provide similar products on comparable terms. Similarly, the Company sources certain raw materials used in the manufacture of consumables from sole suppliers. The impact of the COVID-19 global pandemic has not had a significant impact on the Company’s ability to source raw materials or its instruments to date. However, a change in or loss of suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results. Should COVID-19 continue to impact the global economy at the same or heightened levels during future periods, or if certain geographies where the Company’s key suppliers or manufacturing facilities are located are more severely impacted than others, this could negatively impact the Company’s ability to manufacture new products, fulfill customer orders, and collect from customers, which could adversely affect future operating results.

6. Short-term Investments
    Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of September 30, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$42,865	$180	$—	$43,045
U.S. government-related debt securities	15,001	51	—	15,052
Asset-backed securities	1,463	14	—	1,477
Total available-for-sale debt securities	$59,329	$245	$—	$59,574

Type of securities as of December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$78,243	$89	$(2)	$78,330
U.S. government-related debt securities	26,966	37	—	27,003
Asset-backed securities	11,950	21	—	11,971
Total available-for-sale debt securities	$117,159	$147	$(2)	$117,304
Corporate equity securities	9,893	625	—	10,518
Total short-term investment securities	$127,052	$772	$(2)	$127,822

    The fair values of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	September 30, 2020	December 31, 2019
Maturing in one year or less	$59,574	$101,751
Maturing in one to three years	—	15,553
Total available-for-sale debt securities	$59,574	$117,304
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

    The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

As of September 30, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$161,866	$—	$—	$161,866
Short-term investments:
Corporate debt securities	—	43,045	—	43,045
U.S. government-related debt securities	—	15,052	—	15,052
Asset-backed securities	—	1,477	—	1,477
Total	$161,866	$59,574	$—	$221,440

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$22,152	$—	$—	$22,152
Short-term investments:
Corporate debt securities	—	78,330	—	78,330
U.S. government-related debt securities	—	27,003	—	27,003
Asset-backed securities	—	11,971	—	11,971
Corporate equity securities	10,518	—	—	10,518
Total	$32,670	$117,304	$—	$149,974
    In March 2020, the Company issued $230.0 million of Convertible Notes of which $88.6 million was used to repay amounts owed and fees associated with the termination of its term loan agreement and revolving line of credit as described in more detail in Note 9. Long-term Debt, Net. As of September 30, 2020, the fair value of the Convertible Notes was $279.9 million. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.
8. Inventory
    Inventory, net of related allowances, consisted of the following as of the date indicated (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$5,622	$4,620
Work in process	5,986	4,617
Finished goods	14,551	10,544
Total inventory, net	$26,159	$19,781
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

While the Convertible Notes are classified on the Company’s condensed consolidated balance sheet at September 30, 2020 as long-term, the resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. In the event that the holders of the Convertible Notes have the election to convert the Convertible Notes or the Convertible Notes become redeemable at any time during the prescribed measurement period, the Convertible Notes would then be considered a current obligation and classified as such.
While for GAAP purposes, the Convertible Notes are allocated between the liability component and the equity component, for U.S. tax purposes there is no allocation, and a deferred tax liability is recognized related to such difference. The Company adopted “ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” effective January 1, 2020 and, as a result, was able to determine the effect of income or loss from continuing operations using a computation that does not consider the tax effects of items that are not included in continuing operations, including the deferred tax liability associated with the Company’s convertible notes. As such, for the three and nine month periods ended September 30, 2020, the Company did not record a tax expense or benefit in its net loss from operations related to deferred tax assets and liabilities associated with its Convertible Notes.
All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balances of the Company’s Convertible Notes and previously outstanding term loan consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Outstanding principal of Convertible Note	$230,000	$—
Borrowings under term loan agreement	—	80,000
Paid-in-kind interest on term loan agreement	—	2,593
Less: unamortized debt discounts and issuance costs	(60,036)	(2,642)
Long-term debt, net	$169,964	$79,951
Fair value of outstanding Convertible Notes	$279,917
Amount by which the Convertible Notes if-converted value exceeds their principal amount	$—

Net carrying amount of equity component of Convertible Notes	$58,543
    The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	September 30, 2020
	Three Months Ended	Nine Months Ended
Contractual interest expense	$1,493	$3,388
Amortization of debt discount and issuance costs	2,655	5,910
Total interest expense	$4,148	$9,298
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
    For the three and nine month periods ended September 30, 2020, the Company incurred interest expense of $4.2 million and $11.2 million, respectively, related to the 2018 Term Loan and the Convertible Notes. For the three and nine month period ended September 30, 2019, the Company incurred interest expense of $2.4 million and $6.1 million, respectively, associated with the 2018 Term Loan.
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
    During the three and nine months ended September 30, 2020, the Company recognized revenue related to the Lam agreement of $1.4 million and $4.3 million, respectively. During the three and nine months ended September 30, 2019, the Company recognized revenue related to the Lam agreement of $4.0 million and $13.2 million, respectively. At September 30, 2020, the Company had recorded customer deposits of $0.5 million representing amounts received in advance. As of December 31, 2019, Lam had provided the full development funding commitment of $50.0 million and the Company does not expect to receive any further funding from Lam in future periods.
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
    We use our technology to develop tools for scientific and clinical research, primarily in the fields of genomics and proteomics. We currently have two commercially available product platforms, our nCounter Analysis System and our GeoMx Digital Spatial Profiler, or GeoMx DSP System, both of which include instruments and related consumables.We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain markets.
    nCounter can be used to analyze the activity of up to 800 genes in a single experiment. nCounter is also used by clinicians to analyze gene activity relevant for diagnostic applications. As of September 30, 2020, we had an installed base of approximately 915 nCounter systems, which our customers have used to publish more than 3,800 peer-reviewed scientific papers.
GeoMx DSP, which was made commercially available in 2019, is designed to enable the field of spatial genomics. While nCounter and other existing technologies analyze gene activity as a whole throughout the totality of a biological sample, GeoMx DSP is used to analyze specifically selected regions of a biological sample in order to see how gene activity might vary across those regions or in certain cell types. GeoMx DSP operates by enabling users to prepare and select certain regions of a sample in which to study gene activity, and then use our nCounter system to subsequently evaluate or readout the activity of up to 96 genes in each of the selected regions. In addition, in August 2020 we announced the commercial availability of the Cancer Transcriptome Atlas, or CTA, the first GeoMx DSP consumable product optimized for readout on next generation sequencing, or NGS, technology. The CTA is designed to allow for the simultaneous analysis, in selected regions of interest, of approximately 1,800 cancer related genes. We expect an additional GeoMx DSP consumable product, our Whole Transcriptome Assay, or WTA, which will allow researchers to study even more genes simultaneously in selected regions of interest, to become commercially available in 2021. The WTA is currently available through our Technology Access Program, or TAP. As of September 30, 2020, we had received more than 150 orders for GeoMx DSP systems, we had shipped more than 120 GeoMx DSP systems to customer sites and had installed approximately 100 systems.
    In advance of and subsequent to the 2019 commercial launch of GeoMx DSP, we have provided access to the system’s capabilities pursuant to our TAP by offering selected customers the opportunity to send biological samples to our Seattle facility to be tested by us on our instruments. As of September 30, 2020, we have received over 440 cumulative TAP orders, of which approximately 90 were for NGS readout approximately over 345 were for nCounter readout. As of September 30, 2020, we have completed over 350 projects for approximately 185 customers pursuant to our TAP, of which 66 projects for 25 unique customers were completed during the three months ended September 30, 2020.
We have discovered other novel applications that utilize our proprietary chemistry and have several new products and product platforms under development. For example, our Hyb & Seq molecular profiling system under development, with a targeted 2022 commercial launch, is designed to use a modified version of our proprietary chemistry to determine and analyze gene sequences within a biological sample, or to potentially profile the activity of an even greater number of genes as compared to our nCounter Analysis System. Hyb & Seq is designed to determine gene sequences using a work flow with fewer steps as compared to currently available gene sequencing technologies.
    We derive a substantial majority of our revenue from the sale of our products, which consist of our nCounter and GeoMx DSP instruments and related proprietary consumables. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. Our consumables include our standardized nCounter and GeoMx DSP panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and the Prosigna breast cancer assay which is manufactured for our partner Veracyte Inc, or Veracyte. We also derive revenue from processing fees related to proof-of-principle studies, including from our GeoMx DSP TAP, which we conduct for potential customers. For both nCounter and GeoMx DSP, we offer extended service contracts and generate service revenue accordingly.
    We use third-party contract manufacturers to produce the instruments comprising nCounter and GeoMx DSP. We manufacture consumables at our greater Seattle, Washington area facilities.

    We focus a substantial portion of our resources on developing new technologies, products, and solutions. We invested $48.2 million and $50.1 million for the nine months ended September 30, 2020 and 2019, respectively, in research and development and intend to continue to make significant investments in research and development to support our existing instrument platforms and related consumable offerings, as well as research and development of new technologies.
    In December 2019, we entered into a License and Asset Purchase Agreement, or LAPA, and service and supply agreements, or SSAs, with Veracyte. Pursuant to the LAPA, we completed a license of intellectual property and a sale of certain assets to Veracyte relating to our nCounter FLEX System for use in clinical diagnostic applications. Veracyte also acquired certain intellectual property rights and worldwide distribution rights relating to our Prosigna Breast Cancer Assay and our LymphMark assay and certain clinical diagnostic assay software modules that operate with nCounter FLEX. Pursuant to the SSAs, we agreed to supply to Veracyte nCounter FLEX Systems, and to manufacture and supply Prosigna kits, LymphMark kits, and any additional clinical diagnostic tests that Veracyte may develop in the future for nCounter for a period of at least four years subsequent to the transaction date. Pursuant to the SSAs, Veracyte will pay the designated transfer prices for nCounter FLEX, Prosigna kits, LymphMark kits, and any other nCounter-based diagnostic tests developed by Veracyte.
    Our product and service revenue increased 8.1% to $75.7 million for the nine months ended September 30, 2020, compared to $70.1 million for the first nine months of 2019. Our total revenue was $81.1 million for the nine months ended September 30, 2020, compared to $88.6 million for the first nine months of 2019. We have never been profitable and had net losses of $87.1 million and $64.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, our accumulated deficit was $519.0 million.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands)			(In thousands)
Americas	$21,276	$21,730	(2)%	$56,210	$63,235	(11)%
Europe & Middle East	8,077	7,128	13%	18,999	20,636	(8)%
Asia Pacific	2,492	1,746	43%	5,845	4,766	23%
Total revenue	$31,845	$30,604	4%	$81,054	$88,637	(9)%

    The following table reflects the breakdown of our revenue into the primary components of our products, services, and collaborations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands)			(In thousands)
Product revenue:
Instruments	$12,878	$8,037	60%	$32,512	$17,295	88%
Consumables	13,650	15,253	(11)%	33,519	44,101	(24)%
Total product revenue	26,528	23,290	14%	66,031	61,396	8%
Service revenue	3,562	3,059	16%	9,699	8,673	12%
Total product and service revenue	30,090	26,349	14%	75,730	70,069	8%
Collaboration revenue	1,755	4,255	(59)%	5,324	18,568	(71)%
Total revenue	$31,845	$30,604	4%	$81,054	$88,637	(9)%

Instrument revenue during the three and nine month periods ended September 30, 2020 increased as compared to the same periods in 2019 due primarily to commercial shipments of our GeoMx DSP system, which began during the third quarter of 2019 and contributed $7.5 million and $20.3 million of revenue for the three and nine month periods ended September 30, 2020, respectively. The increase in instrument revenue was partially offset by lower revenue from sales of nCounter instruments as compared to the same periods in 2019. For the three and nine month periods ended September 30, 2020, our nCounter instrument shipments declined as compared to the same periods in the prior year, primarily as a result of the impact of the COVID-19 pandemic on certain of our customers, including full or partial closures of their operations or facilities and their resulting inability to complete purchases or receive product shipments for a substantial portion of the current year.
    Consumables revenue includes sales of consumables for both nCounter and GeoMx DSP and also includes sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue decreased for the three and nine month periods ended September 30, 2020, with multiple factors impacting consumables revenue as compared to the same periods of 2019. Sales of consumables for GeoMx DSP added to consumables revenue as compared to the same periods of 2019 where no GeoMx DSP related consumables revenue was recorded. The GeoMx DSP consumable revenue contribution was offset by lower nCounter consumables revenue as compared to the same periods of 2019, due primarily to the impact of the COVID-19 pandemic on our customer’s ability to access their laboratories to conduct research, complete purchases and receive product shipments for a substantial portion of the current year. In addition, while greater unit sales of Prosigna kits were recorded as compared to the same period of 2019, our revenue recorded from sale of Prosigna kits were lower, as our Prosigna supply agreement entered into as part of the transaction with Veracyte completed in December 2019 reduced our average selling price received on Prosigna kits, which in prior periods had been sold directly to end user customers or distributors.
    Service revenue increased for the three and nine month periods ended September 30, 2020 as compared to the same periods of 2019, due to increases in service revenue generated from our GeoMx DSP technology access program, or TAP, as well as increased revenue received from service contracts on our larger installed base of instruments as compared to the same periods of 2019.
    The COVID-19 pandemic has impacted our ability to solicit and fulfill customer orders, and record related product and service revenue. The slower pace at which we are receiving and delivering system, consumable and service orders has negatively impacted our 2020 revenue, including the comparability of revenue recorded to historical periods. While all revenue categories have been impacted due to lab closures and lower customer activity, nCounter-related consumables revenue has been impacted most substantively given our current higher installed base of nCounter systems. To the extent the COVID-19 pandemic continues to have a negative impact on our customers’ ability to conduct research, or our ability to actively engage with our customers or to receive and fulfill customer orders, we expect our near term revenues will continue to be negatively impacted. We expect consumables revenue to be more severely impacted by COVID-19, as consumables revenue more closely correlates with day-to-day customer research activity. We cannot predict with any certainty if, or how quickly, our customers will return to previous activity or product order levels, if any increase in activity or product order levels will be maintained, or our ability to resume our activities and operations and maintain them at levels consistent with past performance. Until the effects of the COVID-19 pandemic subside, we expect our near-term revenues to continue to be negatively impacted. With consideration to these near-term negative impacts on our business, we expect our product and service revenue may continue to increase in future periods, as a result of the growth in sales of GeoMx DSP instruments and consumables, the introduction of new nCounter and GeoMx DSP consumable products and the introduction of new capabilities for GeoMx DSP, including the ability to use GeoMx DSP together with NGS systems.

    Collaboration revenue decreased for the three and nine month periods ended September 30, 2020 as compared to the same period in 2019, due primarily to decreased activity levels after our receipt of the full commitment of development funding of $50.0 million from Lam during 2019 and our terminated collaboration with Celgene. Our collaboration agreement with Lam represented $4.3 million and $13.2 million of our collaboration revenue for the nine months ended September 30, 2020 and September 30, 2019, respectively.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(Dollars in thousands)			(Dollars in thousands)
Cost of product and service revenue	$13,962	$10,925	28%	$35,691	$29,239	22%
Product and service gross profit	$16,128	$15,424	5%	$40,039	$40,830	(2)%
Product and service gross margin	54%	59%		53%	58%
    For the three and nine month periods ended September 30, 2020, cost of product and service revenue increased as compared to the same periods of 2019 due primarily to increased costs associated with commercial shipments of GeoMx DSP and investments made to support the growth, installation, and service of our product lines, including investments to expand our production and distribution capacity in late 2019 and early 2020 in consideration of the commercial launch of GeoMx DSP.
    Our gross margin on product and service revenue for the three and nine month periods ended September 30, 2020 was lower as compared to the same periods of 2019, primarily as a result of greater instrument revenue as a percent of our total sales mix, with instrument sales generally contributing lower gross margins as compared to consumables sales. Our gross margins were also impacted by our lower consumables revenue as compared to the same periods of 2019 due to the negative impacts of COVID-19, given certain fixed costs in our consumables manufacturing operations. In addition, gross margins have been negatively impacted in the current year due to the investments made in additional production capacity, as well as the Prosigna supply agreement with Veracyte pursuant to which we sell Prosigna for a lower realized price, while our production costs have generally remained unchanged from prior periods.
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
Research and Development Expense
    Research and development expenses consist primarily of salaries and benefits, occupancy, laboratory supplies, engineering services, consulting fees, costs associated with licensing molecular diagnostics rights and certain expenses related to research activities with customers and collaborators for which we have undertaken joint research projects. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products and applications.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands)			(In thousands)
Platform technology	$6,654	$8,553	(22)%	$22,962	$24,035	(4)%
Manufacturing process development	2,315	1,665	39%	6,967	4,560	53%
Life sciences products and applications	3,197	2,994	7%	9,910	8,778	13%
Diagnostic product development	(9)	1,230	(101)%	426	4,430	(90)%
Clinical, regulatory and medical affairs	164	816	(80)%	882	3,325	(73)%
Facility allocation	2,672	1,749	53%	7,087	4,935	44%
Total research and development expense	$14,993	$17,007	(12)%	$48,234	$50,063	(4)%
    Research and development expenses for the three and nine month periods ended September 30, 2020 decreased as compared to the same periods in 2019, primarily related to reduced activities associated with diagnostic product development and clinical research, due to the termination of certain of our previous collaboration agreements and as a result of the License and Asset Purchase Agreement, or LAPA, with Veracyte which has subsequently reduced the ongoing diagnostic research and support associated with the Prosigna in vitro diagnostic kits. These decreases were partially offset by investments made in our continuing product development efforts related to GeoMx DSP, including investments in software development and consumables content, as well as increased facility costs.
    We expect research and development expense may remain relatively constant in future periods, reflecting the impact of the reductions in research and development resources in connection with the Veracyte transaction, offset by continued investments in GeoMx DSP and other future projects and technologies. In future periods, we may experience moderating research and development costs related to GeoMx DSP instruments and consumables as we transition to sustaining levels of activity. As of December 31, 2019, Lam had provided the full development funding commitment of $50.0 million and we do not expect to receive any further funding from Lam in future periods. With the completion of Lam’s development funding, we are working to identify applications for our Hyb & Seq platform and pursuing potential commercial applications and partnerships.
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
    Selling, general, and administrative expense was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$20,474	$23,382	(12)%	$66,107	$69,317	(5)%

    The decrease in selling, general, and administrative expense for the three and nine month periods ended September 30, 2020 as compared to the same periods in 2019, is due in part to a reduction of selling related expenses as a result of the LAPA with Veracyte, pursuant to which our Prosigna-related direct sales and marketing resources were eliminated or transferred to Veracyte. Additionally, the COVID-19 pandemic has reduced certain commercial activities, including lower travel and trade-show related costs and professional fees. These decreases were partially offset by continued investment in GeoMx-related commercial initiatives, in particular investments made in our customer experience and service group, as well as in certain digital marketing and related initiatives.

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
Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands)			(In thousands)
Interest income	$333	$763	(56)%	$1,516	$2,114	(28)%
Interest expense	(4,154)	(2,415)	72%	(11,153)	(6,052)	84%
Other income (expense), net	159	(322)	(149)%	(1,116)	(552)	102%
Loss on extinguishment of debt and termination of revolving loan facility	—	—	N/A	(7,143)	—	N/A
Total other expense, net	$(3,662)	$(1,974)	86%	$(17,896)	$(4,490)	299%
    Interest expense increased for the three and nine month periods ended September 30, 2020 due primarily to an increase in our average outstanding debt balance during the period. The average balance of long-term debt outstanding for the nine month periods ended September 30, 2020 and 2019 was $197.8 million and $70.2 million, respectively, which reflects the increase in our long-term debt related to our convertible debt financing completed during March 2020, which generated $230.0 million in gross proceeds. In conjunction with closing our convertible debt financing, we terminated our existing term loan facility with Capital Royalty Group and our revolving credit facility with Silicon Valley Bank, and as a result we recorded a charge of $7.1 million representing certain fees and prepayment penalties associated with these facilities. After taking into consideration the repayment of outstanding term debt, accrued interest expense and termination fees associated with these facilities, net proceeds from our convertible debt financing totaled approximately $130.0 million. The increases in interest expense during the three and nine month periods ended September 30, 2020 were partially offset by increased interest income resulting from higher average cash and investment balances on hand during the periods as compared to the same periods of 2019. For the nine month period ended September 30, 2020, other expense, net includes certain expenses for pending state and local tax obligations, as well as the unfavorable impact of fair value declines related to our equity securities. As of September 30, 2020, the Company’s holdings of Veracyte common stock equity securities have been sold pursuant to certain terms and conditions included within the LAPA and all net proceeds from the sale of the common stock have been included in our cash and cash equivalents.
Liquidity and Capital Resources
    As of September 30, 2020, we had cash, cash equivalents and short-term investments of $231.0 million. In addition, in October 2020 we completed an underwritten public offering of our common stock, which provided aggregate net proceeds of approximately $215.8 million. We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
    In addition, the COVID-19 pandemic has impacted our ability to solicit and fulfill customer orders and record related product and service revenue at levels comparable to historical periods. To the extent the COVID-19 pandemic continues to have a negative impact on our customers’ ability to conduct research or our ability to actively engage with our customers and take or fulfill customer orders, we expect our revenues, and consequently our liquidity and capital resources, in the near term may be negatively impacted. We cannot predict with any certainty if, or how quickly, our customers will return to previous levels of activity or product order levels, or our ability to resume our activities and operations at levels consistent with past performance. Until the effects of the COVID-19 pandemic subside, we expect our near term revenues, as well as our use of our liquidity and capital resources, to be negatively impacted.
    Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Any future funding requirements will depend on many factors, including: the duration of the COVID-19 pandemic and the impact on our customer and operational activity; market acceptance and the level of sales of our existing products and new product candidates; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing, and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions. We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through partnership, collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds we may have to liquidate some or all of our assets; delay, reduce the scope or eliminate some or all of our research and development programs, launch activities, or commercialization of our products; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; or reduce marketing, customer support, or other resources devoted to our products; or cease operations.
Sources of Funds
    Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property, and, to a lesser extent, sales of certain assets. Our cash used in operations for the nine months ended September 30, 2020 was $70.8 million.
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
In October 2020, we completed an underwritten public offering of 5,750,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 750,000 additional shares of common stock. Our total gross proceeds were $230.0 million. After underwriter’s commissions and other expenses of the offering, our aggregate net proceeds were approximately $215.8 million.
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

Historical Cash Flow Trends
    The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(70,782)	$(69,885)
Cash provided by (used in) investing activities	61,390	(37,346)
Cash provided by financing activities	151,744	106,371
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
    For the nine month period ended September 30, 2020, net cash used in operating activities consisted of our net loss of $87.1 million, and net increases in our operating assets and liabilities of $14.4 million, partially offset by $30.7 million of net non-cash income and expense items, such as the loss on extinguishment of debt, payment of accrued interest on the 2018 Term Loan, stock-based compensation, depreciation and amortization, amortization of our right-of-use assets and deferred financing costs.
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
Investing Cash Flows
    Our most significant investing activities for the nine month periods ended September 30, 2020 and 2019 were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
    During the nine month periods ended September 30, 2020 and 2019, we purchased property and equipment totaling $6.8 million and $1.8 million, respectively. The equipment purchased during the nine month period ended September 30, 2020 includes costs incurred for construction, furniture and fixtures, and manufacturing equipment utilized in our new production facility in the greater Seattle, Washington area. We believe the investments we have made to date in expanding our manufacturing capabilities will be sufficient to support the growth and expansion of our operations for the foreseeable future.
Financing Cash Flows
    Historically, we have funded our operations through the issuance of equity securities and various forms of debt facilities.
    Net cash provided by financing activities for the nine month period ended September 30, 2020 consisted primarily of net proceeds of from the issuance of 2.625% Convertible Senior Notes of $230.0 million and $13.3 million of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan. These cash inflows were partially offset by payments related to the termination of our term loan agreement and revolving loan facility of $84.8 million.
    Net cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of net proceeds of $68.3 million from an underwritten public offering of our common stock, borrowings of $20.0 million under our term loan agreement, and $16.4 million of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan.

Contractual Obligations and Commitments
    The following table reflects a summary of our contractual obligations as of September 30, 2020.

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Convertible notes(2)	$230,000	$—	$—	$230,000	$—
Lease obligations(3)	38,829	$6,425	$19,741	$9,925	$2,738
Purchase obligations(4)	27,892	27,892	—	—	—
Total	$296,721	$34,317	$19,741	$239,925	$2,738
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

Interest Rate Risk
    Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on October 1, 2020 and sustained throughout the period ended September 30, 2021, would not be material.
    Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of September 30, 2020, the fair market value of the Convertible Notes was $279.9 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.
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
    (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the continued remediation efforts disclosed in (c) below.
    (c) Remediation Efforts. We continue to implement and execute the material weakness remediation plan previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. During the quarter ended September 30, 2020, our continued remediation actions included: (i) finalization of certain design considerations related to improving how our information technology key controls are designed to function, ultimately supporting the operation of certain process level key controls in the impacted areas; (ii) improved the consistency of execution steps associated with the performance of control activities in the impacted areas, including the precision of documentation that is prepared and retained to support the performance and reviews of our key controls; (iii) conducted training sessions for key control owners and other key participants that perform activities which are tied to our key controls over financial reporting to ensure they are trained in a manner such that they have sufficient knowledge and understanding of our internal control environment, their impact to those controls, and our expectations around adherence to processes and procedures as it relates to performing control activities; (iv) developed and delivered training content on a company-wide basis regarding public company requirements around internal control environments, including management certification requirements and external auditor opinion related to our internal control environment; (v) finalization of certain design considerations associated with internal controls to ensure the completeness, occurrence and accuracy of customer order entry processes, including validation of price and quantity during our customer billing and revenue recognition procedures; and (vi) finalization of certain design considerations related to receiving and monitoring our inventory items, as well as conducting certain test procedures related to the physical existence of our inventory. We believe the above actions that were undertaken during the quarter ended September 30, 2020 support our continued efforts to remediate the previously identified and disclosed material weaknesses. The material weaknesses will not be considered remediated until internal controls have been designed, or redesigned, and implemented which specifically address the material weaknesses, and these internal controls must operate for a sufficient period of time and management must then conclude, through testing, that these controls are operating effectively.
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
Risks Related to Our Business and Strategy
We face risks related to health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations and could have a material adverse impact on us.
    Our business could be adversely impacted by the effects of health epidemics and other outbreaks. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, the causative agent of coronavirus disease 2019, or COVID-19, was first reported. Since then, COVID-19 has spread across the globe and is affecting worldwide economic activity, including in the United States and European and Asia-Pacific countries. Quarantines, shelter-in-place and similar government orders have been imposed in many of the regions in which we have material operations or sales, including the greater Seattle, Washington area. As a result, our business activities originating from affected areas, including research and development sales, manufacturing and supply chain related activities, have been, and could continue to be, adversely affected. Disruptions have included:
•the temporary closure of our manufacturing facilities and those used in our supply chain processes;
•restrictions on the export or shipment of our products;
•unavailability of components and materials used in our products;

•significant cutback of ocean container delivery;
•business closures in impacted areas;
•reduced demand, research grants, and business activities of our customers due to the impact of COVID-19;
•limitations in employee resources, including because of stay-at-home orders, sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
•restrictions on our employees’ and other service providers’ ability to travel, to meet with customers and install and train customers on our systems.
The global spread of COVID-19 also has created significant macroeconomic uncertainty, volatility and disruption, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets.
    COVID-19 has materially impacted our year-to-date 2020 results compared to the analogous period in 2019, and we anticipate that COVID-19 will continue to impact our business due to the factors discussed above. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operating results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in the “Risk Factors” section. Although national, state and local governments have introduced relief measures intended to alleviate the impact of COVID-19-related disruptions, we may not qualify for or benefit from such measures.
We have incurred losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.
    We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $87.1 million and $64.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $519.0 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
    The future growth of the market for these new products depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods. In addition, the COVID-19 pandemic has disrupted our operations and the operations of the customers we seek to serve in our targeted markets, which has impacted and we expect to continue to impact our growth and our ability to serve these markets. If the markets for our new products do not develop as we expect, our business may be adversely affected. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed.
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
    We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need or choose to raise substantial additional capital to:
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
    We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, or convertible debt, our stockholders may experience dilution. For example, in March 2020 we sold $230 million aggregate principal amount of our 2.625% Convertible Senior Notes due 2025, or the notes, in a private placement to qualified institutional buyers for net proceeds of $222.6 million and in October 2020, we sold an aggregate of 5,750,000 shares of common stock in an underwritten public offering for net proceeds of $215.8 million. Future debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through strategic transactions with third parties, such as collaborations, asset sales and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. We have in the past pursued these types of transactions, such as the License and Asset Purchase Agreement, or LAPA, with Veracyte, Inc., or Veracyte, we completed in December 2019, and may in the future pursue similar transactions or other strategic transactions, on our own or with other advisors, that may impact our business and prospects and the value of our common stock. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
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
    The development and manufacture of new products typically requires new scientific discoveries or advancements and complex technology and engineering, including the design of sophisticated software. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components, software or services and satisfactory technical performance of such components, software or assembled products. If we do not achieve the required technical specifications or successfully manage new product development processes, or if development work and manufacturing is not performed according to schedule, then such new technologies or products may be adversely impacted and our business and operating results may be harmed. Any delays in bringing new products to market may lead our customers to purchase our competitors’ products or cancel outstanding purchase orders.
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
    Our product and service revenue generated from sales to customers located outside of North America was approximately 33% and 36% for the nine months ended September 30, 2020 and 2019, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
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
    In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. After several delays, the United Kingdom exited from the European Union, on January 31, 2020. There will be a transition period until December 31, 2020 for the United Kingdom to negotiate a trade deal with the European Union. Negotiations for the United Kingdom’s exit from the EU, or Brexit, have created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for several more years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s withdrawal. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.
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
    We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable and we have established any required reserves in respect of such estimates in accordance with Generally Accepted Accounting Principles, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
    New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the legislation commonly known as the Tax Cuts & Jobs Act, or the TCJA, which was signed into law on December 22, 2017, as modified by the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the federal statutory rates from a top marginal rate of 35% to a flat rate of 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, and modifying or repealing many business deductions and credits. We have accounted for such changes in accordance with our understanding of the TCJA, as modified by the CARES Act, and guidance available as of the date of this filing as described in more detail in our financial statements. We will continue to monitor and assess the impact of the federal legislation on our business and the extent to which various states conform to the newly enacted federal tax law. Any further changes in tax laws or regulations that are applied adversely to us or our customers could have a material adverse effect on our business, cash flow, financial condition or results of operations.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
    As of December 31, 2019, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $317.4 million. The federal NOLs generated during and after fiscal 2018 totaling $83.5 million are carried forward indefinitely, while all others, if not utilized, will expire in various years beginning in 2025. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOLs and tax credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law or limited pursuant to provisions of the TCJA amendments to the Code, as modified by the CARES Act. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
    Our products have in the past and may in the future contain undetected errors or defects when first introduced or as new versions are released. Disruptions or other performance problems with our products may damage our customers’ businesses, harm our reputation and result in reduced revenues. If that occurs, we may also incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty and liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could adversely impact our business and operating results.
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
Risks Related to Government Regulation
Our “Research Use Only” products for the research, life sciences market could become subject to more stringent regulatory requirements as medical devices by the FDA or other regulatory agencies in the future which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.
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
Even where our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries, depending on the totality of circumstances, could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with research use only products. For example, our customers may independently elect to use our research use only labeled products for clinical or diagnostic purposes, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming. This uncertainty exists even if such use by our customers occurs without our consent. If the FDA determines that our sales or distribution practices are not consistent with the RUO labeling, the FDA may take an adverse administrative or enforcement action against us, which could materially harm our business. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
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
Recently, as part of the Trump administration’s efforts to combat COVID-19 and consistent with the President’s direction in Executive Orders 13771 (Executive Order on Reducing Regulation and Controlling Regulatory Costs) and 13924 (Executive Order on Regulatory Relief to Support Economic Recovery), the Department of Health and Human Services, or HHS, announced rescission of guidances and other informal issuances of FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act. While this action by HHS is expected to reduce the regulatory burden on clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 that develop LDTs, it is unclear to what extent the trajectory of HHS regulation will be affected by the results of the U.S. general election in November 2020 and how this action as well as future legislation by federal and state governments and the FDA will impact the industry, including our business and that of our customers. Such HHS measure may compel the FDA to formalize earlier enforcement discretionary policies and informal guidances through notice-and-comment rulemaking and/or impose further restrictions on LDTs. HHS’ rescission policy may change over time. Congress could also enact legislation restricting LDTs. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities could decrease the demand for our products. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. The adoption of the new restrictions on RUOs, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can continue to sell our products to certain customers.
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
    We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or other regulatory authorities to change our current product classifications which would impose additional regulatory obligations on us. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authority such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of other foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Adverse Notified Body, EU Competent Authority, the FDA or other global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability and cause reputational harm.
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
    The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. In December 2015, Congress passed a two-year suspension of the medical device tax from January 1, 2016 to December 31, 2017. The tax applies to our listed medical device products, which include the nCounter Dx Analysis System. In December 2019, this excise tax was permanently repealed for medical device sales, effective after December 31, 2019. The Budget Control Act of 2011 contained automatic spending cuts to the federal budget known as sequestration. As a result of sequestration, Medicare payments are reduced by 2% per year through 2030 unless additional congressional action is taken. These or any future proposed or mandated reductions in payments and may indirectly reduce demand for our products.
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
    On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, with oral arguments scheduled for November 10, 2020. We are uncertain as to what effects, if any, the results of the U.S. general election in November 2020 may have on this ongoing litigation and on regulation of the U.S. healthcare industry in general. We cannot predict whether future healthcare initiatives, including efforts to repeal and replace the ACA in whole or in part, will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation, regulation, court decisions, subsequent appeals, and other efforts will have on us. Changes in the United States healthcare industry may result in decreased profits to us, which may adversely affect our business, financial condition and results of operations.
Risks Related to Intellectual Property
If we are unable to protect our intellectual property effectively, our business would be harmed.
    We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2020, we owned or licensed 36 issued U.S. patents and approximately 21 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 261 pending and granted counterpart applications worldwide, including 119 country-specific validations of 18 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
    We register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in March 2020 we sold $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2025 in a private placement to qualified institutional buyers for net proceeds of approximately $222.6 million and in October 2020, we sold an aggregate of 5,750,000 shares of common stock in an underwritten public offering for net proceeds of $215.8 million. Any such future issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
We have broad discretion over the use of the proceeds to us from our March 2020 convertible notes offering and October 2020 underwritten public offering and may apply the proceeds to uses that do not improve our operating results or the value of your securities.
We have broad discretion over the use of proceeds to us from our March 2020 convertible notes offering and October 2020 underwritten public offering and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Our use of the proceeds may not improve our operating results or increase the value of the securities offered pursuant to the foregoing fundraising transactions.
Servicing our convertible notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
    Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the notes, or to make cash payments in connection with any conversion of notes or upon any fundamental change if note holders require us to repurchase their notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
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
•place us at a competitive disadvantage compared to our competitors that have less indebtedness; or
•limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.
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

NANOSTRING TECHNOLOGIES, INC.

Date:	November 9, 2020	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2020	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)