Form 10-Q
period 2021-03-31
NanoString Technologies Inc
filed 2021-05-10
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2021 there were 45,210,139 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2021

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
•Our business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.
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
•Involvement in lawsuits to protect or enforce our patents and proprietary rights, to determine the scope, coverage and validity of others’ proprietary rights, or to defend against third-party claims of intellectual property infringement, could be time-intensive and costly and may adversely impact our business or stock price.
•The price of our common stock may be volatile, and you could lose all or part of your investment.
•Complying with the laws and regulations affecting public companies increases our costs and the demands on management and could harm our operating results.

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$396,502	$411,848
Short-term investments	13,416	28,883
Accounts receivable, net	33,183	31,100
Inventory, net	24,434	22,959
Prepaid expenses and other	6,910	4,190
Total current assets	474,445	498,980
Property and equipment, net	21,730	20,828
Operating lease right-of-use assets	20,703	21,492
Other assets	3,680	2,895
Total assets	$520,558	$544,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,811	$5,313
Accrued liabilities	3,913	4,970
Accrued compensation and other employee benefits	11,476	15,262
Customer deposits	1,332	1,631
Deferred revenue, current portion	6,714	5,610
Operating lease liabilities, current portion	4,393	4,313
Total current liabilities	33,639	37,099
Deferred revenue, net of current portion	1,984	1,843
Long-term debt, net	224,070	172,703
Operating lease liabilities, net of current portion	24,473	25,602
Total liabilities	284,166	237,247
Commitment and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 45,205 and 44,441 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	798,589	848,891
Accumulated other comprehensive income	9	83
Accumulated deficit	(562,211)	(542,030)
Total stockholders’ equity	236,392	306,948
Total liabilities and stockholders’ equity	$520,558	$544,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product and service	$31,394	$24,496
Collaboration	223	2,109
Total revenue	31,617	26,605
Costs and expenses:
Cost of product and service revenue	15,623	11,017
Research and development	15,063	17,502
Selling, general and administrative	26,799	25,721
Total costs and expenses	57,485	54,240
Loss from operations	(25,868)	(27,635)
Other income (expense):
Interest income	118	704
Interest expense	(1,870)	(2,883)
Other expense, net	(32)	(1,607)
Loss on extinguishment of debt and termination of revolving loan facility	—	(7,143)
Total other expense, net	(1,784)	(10,929)
Net loss before provision for income tax	(27,652)	(38,564)
Provision for income tax	(60)	(60)
Net loss	$(27,712)	$(38,624)
Net loss per share — basic and diluted	$(0.62)	$(1.04)
Weighted average shares used in computing basic and diluted net loss per share	44,669	36,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(27,712)	$(38,624)
Other comprehensive loss:
Change in unrealized loss on available-for-sale debt securities	(74)	(61)
Comprehensive loss	$(27,786)	$(38,685)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	36,298	$4	$535,954	$145	$(431,952)	$104,151
Equity component of convertible notes, net	—	—	58,543	—	—	58,543
Warrants issued for common stock	—	—	737	—	—	737
Common stock issued for stock options and restricted stock units	948	—	6,969	—	—	6,969
Common stock issued for employee stock purchase plan	50	—	1,122	—	—	1,122
Exercise of common stock warrants, net	407	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,006)	—	—	(2,006)
Stock-based compensation	—	—	4,303	—	—	4,303
Net loss	—	—	—	—	(38,624)	(38,624)
Other comprehensive loss	—	—	—	(61)	—	(61)
Balance at March 31, 2020	37,703	$4	$605,622	$84	$(470,576)	$135,134

Balance at January 1, 2021	44,441	$4	$848,891	$83	$(542,030)	$306,948
Cumulative effect of a change in accounting policy(1)	—	—	(58,543)	—	7,531	(51,012)
Common stock issued for stock options and restricted stock units	726	1	2,249	—	—	2,250
Common stock issued for employee stock purchase plan	38	—	1,192	—	—	1,192
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,585)	—	—	(2,585)
Stock-based compensation	—	—	7,385	—	—	7,385
Net loss	—	—	—	—	(27,712)	(27,712)
Other comprehensive loss	—	—	—	(74)	—	(74)
Balance at March 31, 2021	45,205	5	798,589	9	(562,211)	236,392
(1) Effective January 1, 2021, the Company adopted Accounting Standard Update No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 9. Long-term Debt, Net for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(27,712)	$(38,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,416	4,303
Depreciation and amortization	1,441	1,213
Payment of accrued interest on long-term debt	—	(2,593)
Loss on equity securities	—	1,360
Loss on extinguishment of long-term debt	—	7,143
Amortization of debt discount and deferred financing costs	355	819
Amortization (accretion) of discount or premium on short-term investments	31	(141)
Non-cash operating lease expense	838	775
Provision for inventory obsolescence and bad debts	951	14
Changes in operating assets and liabilities:
Accounts receivable	(2,462)	5,926
Inventory	(2,159)	(2,712)
Prepaid expenses and other assets	(3,559)	3,318
Accounts payable	943	(260)
Accrued liabilities	(1,060)	(426)
Accrued compensation and other employee benefits	(3,774)	(5,821)
Customer deposits	(299)	(2,305)
Deferred revenue	1,244	1,115
Operating lease liabilities	(1,050)	(887)
Net cash used in operating activities	(28,856)	(27,783)
Investing activities
Purchases of property and equipment	(2,672)	(3,939)
Proceeds from sale of short-term investments	—	4,000
Proceeds from maturity of short-term investments	15,362	48,584
Purchases of short-term investments	—	(38,804)
Net cash provided by investing activities	12,690	9,841
Financing activities
Proceeds from issuance of 2025 convertible senior notes and borrowings under long-term debt agreement	—	230,000
Fees paid for issuance of 2025 convertible senior notes and long-term debt borrowings	—	(7,403)
Repayment of long-term debt	—	(80,000)
Fees paid upon extinguishment of debt	—	(4,845)
Proceeds from issuance of common stock warrants	—	737
Tax withholdings related to net share settlements of restricted stock units	(2,585)	(2,006)
Proceeds from issuance of common stock for employee stock purchase plan	1,192	1,122
Proceeds from exercise of stock options	2,249	6,969
Net cash provided by financing activities	856	144,574
Net increase (decrease) in cash and cash equivalents	(15,310)	126,632
Effect of exchange rate changes on cash and cash equivalents	146	(73)
Cash and cash equivalents
Beginning of period	411,666	29,033
End of period	$396,502	$155,592
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for unaudited condensed consolidated financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations as of and for the periods presented.
Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, certain estimates are becoming more challenging, and actual results could differ materially from those estimates. The results of the Company’s operations for the three month period ended March 31, 2021 is not necessarily indicative of the results to be expected for the full year or for any other period.
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

The Company at times may enter into collaboration agreements that generally recognizes revenue based on the timing and amount of development activities or the achievement of certain milestones. Expenses incurred in relation to research activities conducted in conjunction with our collaboration partners are recognized when the related activities have occurred and are classified in the statement of operations, generally as research and development expense.
Convertible Senior Notes
Prior to January 1, 2021, in accordance with the prior accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of its 2.625% Convertible Senior Notes due 2025 (“Convertible Notes”) by allocating the proceeds between the liability component and the embedded conversion feature, or the equity component, due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the Convertible Notes was recognized as a debt discount and represented the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on their respective dates of issuance. In connection with the issuance of the Convertible Notes, the Company incurred certain financing costs associated directly with the issuance of the Convertible Notes. These issuance costs were deferred, and a portion of the deferred issuance costs were deemed attributable to the equity component and were allocated to additional paid-in capital.
The Company adopted “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) effective January 1, 2021 and, as a result, is no longer allocating proceeds between a liability and an equity component. The Company presents its Convertible Notes as long-term debt, as the Company’s current intent is to settle the principal amount of the Convertible Notes in shares of its common stock upon conversion. The Company uses the if-converted method for purposes of calculating dilutive earnings per share, if the Convertible Notes are dilutive during the period. In connection with the issuance of the Convertible Notes, the Company incurred certain financing costs associated directly with the issuance of the Convertible Notes. These issuance costs were deferred and are amortized to interest expense over five years using the effective interest method.
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
Capitalized Internal-Use Software Costs
The Company capitalizes certain development costs incurred in connection with software development for hosted third-party software platforms used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of other long-term assets. Maintenance and training costs are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over the term of the related hosting arrangement and is recorded within the consolidated statements of operations based on the functional use of the software.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40).” The new guidance simplifies the number of accounting models for convertible instruments; and as a result, under the remaining available models, removes the requirement to separately account for conversion features between liability and equity components. The ASU will become effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, with adoption as of the beginning of the annual fiscal year. The Company adopted the standard, on a modified retrospective basis, on January 1, 2021, and as a result, has increased long-term debt and reduced equity by $58.5 million related to reclassification of the initial debt discount and debt issuance costs that were attributed to equity as determined by the initial accounting for the Convertible Notes. Additionally, the Company reduced its accumulated deficit by $7.5 million to reverse the cumulative impact of previously amortized debt discount costs through December 31, 2020. See to Note 9. Long-term Debt, Net for additional information.
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
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended March 31, 2021
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$5,473	$3,634	$2,638	$11,745
Consumables	11,342	3,344	1,277	15,963
Total product revenue	16,815	6,978	3,915	27,708
Service revenue	2,682	772	232	3,686
Total product and service revenue	19,497	7,750	4,147	31,394
Collaboration revenue	223	—	—	223
Total revenues	$19,720	$7,750	$4,147	$31,617

	Three Months Ended March 31, 2020
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$7,081	$1,788	$965	$9,834
Consumables	8,372	2,535	593	11,500
Total product revenue	15,453	4,323	1,558	21,334
Service revenue	2,038	874	250	3,162
Total product and service revenue	17,491	5,197	1,808	24,496
Collaboration revenue	2,109	—	—	2,109
Total revenues	$19,600	$5,197	$1,808	$26,605
Total revenue in the United States was $18.8 million, and $18.9 million for the three month periods ended March 31, 2021 and 2020, respectively. The Company’s assets are primarily located in the United States and therefore are not allocated to any specific geographic region.

Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $8.3 million and $7.0 million as of March 31, 2021 and December 31, 2020, respectively, and customer deposits of $1.3 million and $1.6 million as of March 31, 2021 and December 31, 2020, respectively, included within the condensed consolidated balance sheets. Total contract liabilities increased by $1.0 million as of March 31, 2021 as a result of additional deferred revenue of $4.3 million associated primarily with new or extended service contracts, partially offset by the recognition of previously deferred revenue and customer deposits of $3.3 million for the completion of certain performance obligations during the period. The Company recorded contract assets of $0.3 million as of March 31, 2021 related to revenues recognized, but not yet invoiced to customers. The Company did not record any contract assets as of December 31, 2020. The Company’s contractual payment terms for its contracts with customers approximate 45 days on average.
As of March 31, 2021, unsatisfied or partially unsatisfied performance obligations related to undelivered products and service contracts were $9.6 million and are expected to be completed over the term of the related contract or as products are delivered.
4. Net Loss Per Share
Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Outstanding stock options, restricted stock units, warrants, and convertible notes have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.
The following shares were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Convertible notes	4,811	—
Options to purchase common stock	2,560	3,946
Restricted stock units	1,407	1,451
Common stock warrants	471	597
5. Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. Additionally, the Company evaluates collectability risk over the life of its receivables in order to establish an appropriate reserve for certain receivables that may become uncollectible in future periods. The Company has not experienced significant credit losses to date. During the three months ended March 31, 2021 and 2020, the Company had no customers that individually represented more than 10% of total revenue. The Company had no customers that represented more than 10% of total accounts receivable as of March 31, 2021 or December 31, 2020.
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

6. Short-term Investments
Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of March 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$11,946	$6	$—	$11,952
Asset-backed securities	1,461	3	—	1,464
Total available-for-sale debt securities	$13,407	$9	$—	$13,416

Type of securities as of December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$22,338	$71	$—	$22,409
U.S. government-related debt securities	5,000	3	—	5,003
Asset-backed securities	1,462	9	—	1,471
Total available-for-sale debt securities	$28,800	$83	$—	$28,883
The fair values of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	March 31, 2021	December 31, 2020
Maturing in one year or less	$13,416	$28,883
Total available-for-sale debt securities	$13,416	$28,883
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
The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

As of March 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$387,340	$—	$—	$387,340
Short-term investments:
Corporate debt securities	—	11,952	—	11,952
Asset-backed securities	—	1,464	—	1,464
Total	$387,340	$13,416	$—	$400,756

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$400,757	$—	$—	$400,757
Short-term investments:
Corporate debt securities	—	22,409	—	22,409
U.S. government-related debt securities	—	5,003	—	5,003
Asset-backed securities	—	1,471	—	1,471
Total	$400,757	$28,883	$—	$429,640
In March 2020, the Company issued $230.0 million of Convertible Notes of which $88.6 million was used to repay amounts owed and fees associated with the termination of its term loan agreement and revolving line of credit as described in more detail in Note 9. Long-term Debt, Net. As of March 31, 2021, the fair value of the Convertible Notes was $368.2 million.
8. Inventory
Inventory, net of related allowances, consisted of the following as of the date indicated (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$4,494	$4,286
Work in process	5,882	5,981
Finished goods	14,058	12,692
Total inventory, net	$24,434	$22,959
9. Long-term Debt, Net
Convertible Notes
In March 2020, the Company issued $230.0 million in aggregate principal amount of its Convertible Notes in a private offering. The Convertible Notes are governed by an indenture dated March 9, 2020 between the Company and U.S. Bank, National Association, as trustee.
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
As the Company has the ability to settle the Convertible Notes in cash, common stock or a combination thereof, upon issuance, the Company separately accounted for the embedded conversion feature of the Convertible Notes by allocating proceeds between a liability and an equity component. The initial amount of the liability component of $169.5 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The borrowing rate was determined to be 9.35% based on the market rates for nonconvertible debt instruments issued by other companies with publicly available credit ratings considered to be comparable to the Company. The residual between the proceeds from the issuance of $230.0 million and the fair value of the liability component of $169.5 million was allocated to the equity component (residual method), which was recorded at $60.5 million and recognized as a debt discount. The Company incurred approximately $7.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees directly associated with the issuance. The issuance costs were allocated to the liability and equity component proportionately based on the allocation of total proceeds. The equity component of $58.5 million, net of issuance costs of $1.9 million, was initially recorded in additional paid-in capital in the Company’s condensed consolidated balance sheets. The liability component, net of issuance costs of $5.5 million, was recorded as long-term debt, net in the Company’s condensed consolidated balance sheets. The debt discount and debt issuance costs allocated to the liability component were to be amortized to interest expense using the effective interest method over five years, the contractual term of the Convertible Notes, with an effective interest rate of 9.9%.
The Company adopted “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) effective January 1, 2021 and, as a result, is no longer allocating proceeds between a liability and an equity component. The Company recorded a cumulative effect of the change in accounting policy as a reclassification of $58.5 million from equity to long-term debt on its condensed consolidated balance sheets, and also recorded an increase of $7.5 million to retained earnings representing the reversal of the cumulative amount of the previously amortized debt discount. The debt discount and debt issuance costs are amortized to interest expense using the effective interest method over five years, the contractual term of the Convertible Notes, with an effective interest rate of 3.3%.
During the three months ended March 31, 2021, certain conditions related to the trading price of the Company’s stock were met thereby allowing holders of the Convertible Notes to request conversion at their election. If any requests are received from Note holders, the Company’s intent is to settle the principal amount of the Convertible Notes in shares of its common stock upon conversion, and as a result, the Convertible Notes are classified on the Company’s condensed consolidated balance sheet at March 31, 2021 as a long-term liability. The Company monitors the provision of the Convertible Notes that allow for certain conversion rights at each quarterly reporting date in order to determine whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. As of the date of this report, none of the outstanding convertible notes had been redeemed by the Company. Based on the closing price of our common stock of $65.71 on the last trading day of the quarter, the if-converted values of the Convertible Notes exceeded the remaining principal amounts by $86.1 million as of March 31, 2021.
Prior to the adoption of ASU 2020-06, for U.S. tax purposes the debt discount previously recorded by the Company was treated as a deferred tax liability. However, as a result of the adoption of ASU 2020-06, there is no longer a difference in book and tax treatment of the convertible debt, and as such, the Company recorded a reduction of $12.0 million to reduce its deferred tax liabilities, with a corresponding increase to its deferred tax asset valuation allowance.
All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balances of the Company’s Convertible Notes and previously outstanding term loan consisted of the following (in thousands):

		December 31, 2020
	March 31, 2021	As Reported	Adjustment	As Adjusted
Outstanding principal of Convertible Note	$230,000	$230,000	$—	$230,000
Less: unamortized debt discounts and issuance costs	(5,930)	(57,297)	51,012	(6,285)
Long-term debt, net	$224,070	$172,703	$51,012	$223,715
The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended March 31,
	2021	2020
		As Reported	Adjustment	As Adjusted
Contractual interest expense	$1,509	$386	$—	$386
Amortization of debt discount and issuance costs	355	650	(569)	81
Total interest expense	$1,864	$1,036	$(569)	$467
10. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that certain of the Company’s products, services and components, including those sold by the Company for use in connection with its GeoMx DSP system (the “Identified Products”), infringe five patents owned by Prognosys: (a) U.S. Patent No. 10,472,669,“Spatially encoded biological assays”, (b) U.S. Patent No. 10,662,467,“Spatially encoded biological assays”, (c) U.S. Patent No. 10,961,566,“Spatially encoded biological assays”, (d) U.S. Patent No. 10,983,133,“Spatially encoded biological assays”, and (e) U.S. Patent No. 10,966,219,“Spatially encoded biological assays” (the “Asserted Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys' fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified Products, as well as the alleged infringement by others of the Asserted Patents through their use of the Identified Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. The Company intends to vigorously defend itself and is preparing its answer to the complaint. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
The Company is involved in other legal proceedings from time to time arising in the normal course of business. Additionally, the Company operates in various states and local jurisdictions for which sales, occupation, or franchise taxes may be payable to certain taxing authorities. Management believes that the outcome of these proceedings will not have a material impact on the Company’s financial condition, results of operations, or liquidity.

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
•our intellectual property position and the risk or results of litigation alleging that our products infringe upon the intellectual property rights of third parties;
•our ability to attract and retain key scientific or management personnel;
•our expectations that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months;
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
We currently have two commercially available product platforms: our nCounter Analysis System, or nCounter, and our GeoMx Digital Spatial Profiler, or GeoMx DSP System, both of which include instruments and related consumables. We also have a new product platform candidate, our Spatial Molecular Imager, or SMI, currently under development. We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain markets.
nCounter was launched in 2008 and was our first commercially available product platform. nCounter can be used to analyze the activity of up to 800 genes in a single experiment. nCounter is also used by clinicians to analyze gene activity relevant for diagnostic applications. nCounter is used to conduct what is known as bulk gene activity, or gene expression, analysis, whereby biological samples are first reduced, and then the level of gene expression is measured at its average level throughout the totality of the sample. As of March 31, 2021, we had an installed base of approximately 995 nCounter systems, which our customers have used to publish more than 4,300 peer-reviewed scientific papers.
GeoMx DSP, which was launched in 2019, is our second commercially available product platform. GeoMx DSP is designed to enable the field of spatial biology. While nCounter and other predominantly used gene expression analysis technologies use bulk analysis approaches, GeoMx DSP is used to facilitate the analysis of specifically selected regions of a biological sample in order to see how gene activity might vary across those regions or in certain cell types. As of March 31, 2021, we had an installed base of approximately 160 GeoMx DSP systems, which our customers have used to publish 47 peer-reviewed scientific papers.
GeoMx DSP operates by enabling users to prepare and select certain regions of a sample in which to study gene or protein expression, without the need to reduce or destroy the sample. After a researcher selects regions of interest, GeoMx DSP arranges the biological information extracted from these regions to be subsequently quantified and analyzed, or “read out,” by a platform such as nCounter, or by a next generation sequencer, or NGS, system, such as systems manufactured by Illumina, Inc. When GeoMx DSP was first made commercially available, researchers were only able to read out information on up to 96 biological targets from each of their GeoMx-selected regions of interest using nCounter. Beginning in August 2020, we added software capabilities and consumables for GeoMx that enabled information in regions of interest to be read out using Illumina NGS systems, which significantly expanded the number of biological targets researchers can choose to analyze in selected regions. Linking GeoMx DSP with NGS also significantly expands our total potential market opportunity. As of March 31, 2021 there were more than 17,000 Illumina NGS systems installed globally.
In advance of and subsequent to our recent commercial launch of GeoMx DSP, we have offered selected customers the opportunity to send biological samples to our Seattle facilities to be analyzed by us using GeoMx DSP under our technology access program, or TAP. Upon completion of each project, the raw data and an analysis report are typically provided to the customer. As of March 31, 2021, we have conducted over 510 TAP projects for approximately 240 customers.
We have discovered other novel spatial biology applications that utilize our core technology. We are developing a new platform, our SMI, which is designed to combine the spatial profiling of a large number of biological targets with high-resolution imaging. The SMI is expected to enable the analysis of up to 1,000 biological targets directly from single cells within morphologically intact tissue samples, as compared to GeoMx DSP which typically offers such profiling across regions containing multiple cells. SMI incorporates a proprietary version of our chemistry that was originally developed as part of our NGS sequencing, or Hyb & Seq, platform development program. We currently expect the SMI instrument and consumables to be made commercially available in the second half of 2022.
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
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables, including our panels, custom code sets and reagent packages, at our greater Seattle, Washington area facilities.
We focus a substantial portion of our resources on developing new technologies, products, and solutions. Research and development expense totaled $15.1 million and $17.5 million for the three months ended March 31, 2021 and 2020, respectively. We intend to continue to make significant investments in research and development to support our existing instrument platforms and related consumable offerings, as well as research and development of new technologies.
Our product and service revenue increased 28% to $31.4 million for the three months ended March 31, 2021, compared to $24.5 million for the first three months of 2020. Our total revenue was $31.6 million for the three months ended March 31, 2021, compared to $26.6 million for the first three months of 2020. We have never been profitable and had net losses of $27.7 million and $38.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, our accumulated deficit was $562.2 million.
Results of Operations
Revenue
Our product revenue consists of sales of nCounter and GeoMx DSP, including instruments and related consumables. Service revenue consists of fees associated with service contracts and conducting proof-of-principle studies, including programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using nCounter and GeoMx DSP. Collaboration revenue is derived primarily from our now concluded collaboration with Lam Research Corporation, or Lam, and also, historically, our terminated collaboration with Celgene. We do not expect to receive further development funding from Lam in future periods, and the original commitment from Lam to provide up to $50.0 million in development funding has been fully satisfied.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors, and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer.

	Three Months Ended March 31,
	2021		2020		% Change
	(Dollars in thousands)
Americas	$19,720	62%	$19,600	73%	1%
Europe & Middle East	7,750	25%	5,197	20%	49%
Asia Pacific	4,147	13%	1,808	7%	129%
Total revenue	$31,617	100%	$26,605	100%	19%

The following table reflects the breakdown of our revenue into the primary components of our products, services, and collaborations.

	Three Months Ended March 31,
	2021	2020	% Change
	(Dollars in thousands)
Product revenue:
Instruments	$11,745	$9,834	19%
Consumables	15,963	11,500	39%
Total product revenue	27,708	21,334	30%
Service revenue	3,686	3,162	17%
Total product and service revenue	31,394	24,496	28%
Collaboration revenue	223	2,109	(89)%
Total revenue	$31,617	$26,605	19%

Instrument revenue during the three month period ended March 31, 2021 increased as compared to the same period in 2020, due primarily to increased commercial shipments of our nCounter and GeoMx DSP systems as compared to the same period in 2020. For the three month period ended March 31, 2020, our nCounter instrument shipments were negatively impacted by the COVID-19 global pandemic, where certain of our customers experienced full or partial closures of their operations or facilities, which reduced their ability to complete purchases or receive product shipments.
Consumables revenue includes sales of consumables for both nCounter and GeoMx DSP and also includes sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue increased for the three month period ended March 31, 2021, including increased revenue recognized from both nCounter and GeoMx DSP system consumables as compared to the same periods of 2020. As noted above, in 2020 the COVID-19 global pandemic negatively impacted customer ability to access laboratories to conduct research, complete purchases and receive product shipments.
Service revenue increased for the three month period ended March 31, 2021 as compared to the same period of 2020, due primarily to the larger number of service contracts as compared to the prior year period as a result of our larger installed base of instruments, as well as increased revenue generated from our GeoMx DSP technology access program, or TAP, as compared to the same periods of 2020.
The COVID-19 pandemic has impacted our ability to solicit and fulfill customer orders, and record related product and service revenue. While the majority of our customers have resumed at least partial operations and our business activity and revenue has improved over the last 12 months, the slower pace at which we are receiving and delivering systems, consumable and service orders is expected to continue to impact our revenue in 2021. The COVID-19 pandemic impact on customer activity and our revenue may continue to have a negative impact on comparability of revenue recorded to historical periods. While all revenue categories have been impacted due to lab closures and lower customer activity, nCounter-related consumables revenue has been impacted most substantively, given our current higher installed base of nCounter systems. Although customer activity has improved, to the extent the COVID-19 pandemic continues to have a negative impact on our customers’ ability to conduct research, or our ability to actively engage with our customers or to receive and fulfill customer orders, we expect our near term revenues will continue to be negatively impacted. To the extent we continue to experience negative impacts from COVID-19, we expect consumables revenue to be more severely impacted as consumables revenue more closely correlates with day-to-day customer research activity. We cannot predict with any certainty if, or how quickly, our customers will return to previous activity or product order levels, if any increase in activity or product order levels will be maintained, or our ability to resume our activities and operations and maintain them at levels consistent with past performance. Until the effects of the COVID-19 pandemic subside, we expect our near-term revenues to continue to be negatively impacted.
With consideration to these potential near-term negative impacts on our business related to COVID-19, we expect our product and service revenue may continue to increase in future periods, as a result of the growth in sales of GeoMx DSP instruments and consumables, the introduction of new nCounter and GeoMx DSP consumable products and the introduction of new capabilities for GeoMx DSP, including the ability to use GeoMx DSP together with NGS systems.
Collaboration revenue decreased for the three month period ended March 31, 2021 as compared to the same period in 2020, due primarily to decreased activity levels after our receipt of the full commitment of development funding of $50.0 million from Lam during 2019. We recognized no collaboration revenue related to our agreement with Lam for the three month period ended March 31, 2021 and Lam represented $1.8 million of our collaboration revenue for the three month period ended March 31, 2020.
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

	Three Months Ended March 31,
	2021	2020	% Change
	(Dollars in thousands)
Cost of product and service revenue	$15,623	$11,017	42%
Product and service gross profit	$15,771	$13,479	17%
Product and service gross margin	50%	55%
For the three month period ended March 31, 2021, cost of product and service revenue increased as compared to the same period of 2020, due primarily to costs associated with increased commercial sales and shipments of nCounter and GeoMx DSP systems, and to a lesser extent due to investments made to support growth of our consumable manufacturing capabilities for nCounter and GeoMx platforms and increased costs associated with providing our TAP service for GeoMx and SMI.
Our gross margin on product and service revenue for the three month period ended March 31, 2021 was lower as compared to the same period of 2020, resulting primarily from investments made in our manufacturing and TAP service capacity to support our planned revenue growth and new product and service offerings. In addition, to a lesser extent gross margin during the period was impacted by a shift in customer mix to distributor markets where realized average selling prices are typically lower as compared to other markets, and increases in stock-based compensation expense.
With consideration to the potential near term and uncertain negative impact of the COVID-19 pandemic on our business, which may impact our product and service revenue growth and the related costs incurred, we expect our cost of product and service revenue to increase in future periods. These potential increases would be coincident with anticipated growth in sales of GeoMx DSP instruments, continued sales growth of nCounter and GeoMx consumables and our GeoMx DSP TAP service. We also expect to continue making investments in our operations to support the growth of our business.
We expect our gross margin on product and service revenue may fluctuate in future periods. Variability will depend in part on the uncertain impact of COVID-19 on our product and service revenue, in particular on our consumables revenue for which we operate the manufacturing process directly, as well on as our mix of instrument sales, for which typically have lower gross margins, as compared to our sales of consumable products or services. In addition, our gross margins may vary depending on potential expenses we may incur for regulatory compliance, quality assurance or activities related to the expansion of our manufacturing capacity. Notwithstanding the foregoing, we expect our gross margins may increase in the longer term as a result of an increase of consumable sales as they become a larger percentage of our total revenue, reflecting a greater absorption of our investment in fixed manufacturing costs.
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

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands)
Research and discovery	$8,102	$9,852	(18)%
Manufacturing, support and service	1,782	2,383	(25)%
Product and process engineering	2,131	2,433	(12)%
Regulatory and medical affairs	295	727	(59)%
Facilities and overhead	2,753	2,107	31%
Total research and development expense	$15,063	$17,502	(14)%
Research and development expenses for the three month period ended March 31, 2021 decreased as compared to the same period in 2020, primarily due to timing of certain expenses expected for research supplies and personnel-related costs for our ongoing research and development processes, in particular related to SMI, and to a lesser extent, reduced costs related to outside consulting and lower travel activity as COVID-19 continues to restrict our ability to visit customers, suppliers and participate in trade shows and other events. These decreases were partially offset by increases in stock-based compensation expense.
We expect research and development expense may increase in future periods, reflecting the impact of increasing investments in GeoMx DSP, SMI and other future projects and technologies.
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
Selling, general, and administrative expense was as follows:

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands)
Selling, general and administrative expense	$26,799	$25,721	4%

The increase in selling, general, and administrative expense for the three month period ended March 31, 2021 as compared to the same period in 2020, is due primarily to increased investments made to expand our commercial sales team to support GeoMx DSP-related commercial initiatives, and, to a lesser extent, increases in stock-based compensation expense. These increases were partially offset by lower travel and trade-show related costs and professional fees as a result of the COVID-19 pandemic, which continues to constrain certain business activities.
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

Other Income (Expense)

	Three Months Ended March 31,
	2021	2020			% Change
		As Reported	Adjustment	As Adjusted
	(In thousands)
Interest income	$118	$704	$—	$704	(83)%
Interest expense	(1,870)	(2,883)	569	(2,314)	(19)%
Other expense, net	(32)	(1,607)	—	(1,607)	(98)%
Loss on extinguishment of debt and termination of revolving loan facility	—	(7,143)	—	(7,143)	N/A
Total other expense, net	$(1,784)	$(10,929)	$569	$(10,360)	(83)%
Interest income decreased for the three month period ended March 31, 2021 compared to the same period in the prior year. We continue to maintain a cash preservation investment strategy and as a result, held the majority of our cash and cash equivalents in money market or other short duration fixed income positions for which yields were very low. In general, investment yields have been constrained by the COVID-19 pandemic and other broader macroeconomic conditions, and we expect this trend may continue until there are more clear signs of general economic recovery and stability.
Interest expense decreased for the three month period ended March 31, 2021 due primarily to lower effective interest rates compared to the “as adjusted” prior period. The prior period adjustments reflect our adoption of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) effective January 1, 2021, and in turn resulted in a one-time adjustment to eliminate certain non-cash interest expense recorded in the prior year related to our outstanding convertible debt. In addition, for the three month period ended March 31, 2021, we recorded lower amortization debt issuance costs compared to the “as adjusted” prior period, also resulting from the adoption of ASU 2020-06.
During the three month period ended March 31, 2020, in conjunction with closing our convertible debt financing, we terminated our existing term loan facility with Capital Royalty Group and our revolving credit facility with Silicon Valley Bank, and as a result we recorded a charge of $7.1 million representing certain fees and prepayment penalties associated with these facilities.
Other expense, net decreased for the three month period ended March 31, 2021 due primarily to the unfavorable impact of fair value declines related to our holdings of Veracyte common stock subsequent to concluding the sale to Veracyte of part of our business during the fourth quarter of 2019. The holdings of Veracyte common stock were restricted for a certain period of time following the transaction and all shares received as part of the transaction consideration were sold subsequent to March 31, 2020. There was no similar activity for the three month period ended March 31, 2021.
Liquidity and Capital Resources
As of March 31, 2021, we had cash, cash equivalents and short-term investments of $409.9 million, compared to $440.7 million as of December 31, 2020. We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
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
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property, and, to a lesser extent, sales of certain assets. Our cash used in operations for the three months ended March 31, 2021 was $28.9 million.
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
We received net proceeds from the offering of $222.6 million. We used $88.6 million to repay in full all outstanding amounts borrowed and fees owed in connection with the termination of the amended and restated term loan agreement, or the 2018 Term Loan, with Capital Royalty Group, and the fees owed in connection with the termination of our revolving credit facility with Silicon Valley Bank. We intend to use the remainder of the net proceeds for general corporate purposes, including the continued development and commercialization of GeoMx DSP, the continued commercialization of our portfolio of nCounter based products, and for working capital needs.
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
Use of Funds
Our principal uses of cash are funding our operations, capital expenditures, working capital requirements, and satisfaction of any outstanding obligations under our debt agreements, respectively. Over the past several years, our product and service revenue has increased from year to year and, as a result, our cash flows from customer collections have increased. Our operating expenses have also increased as we have invested in our sales and marketing activities and in research and development of new product platforms and technologies that we believe have the potential to drive the long-term growth of our business.
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
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(28,856)	$(27,783)
Cash provided by investing activities	12,690	9,841
Cash provided by financing activities	856	144,574
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

For the three month period ended March 31, 2021, net cash used in operating activities consisted of our net loss of $27.7 million, and net increases in our operating assets and liabilities of $12.2 million, partially offset by $11.0 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of our right-of-use assets.
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
Investing Cash Flows
Our most significant investing activities for the three month periods ended March 31, 2021 and 2020 were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
During the three month periods ended March 31, 2021 and 2020, we purchased property and equipment totaling $2.7 million and $3.9 million, respectively. The equipment purchased during the three month period ended March 31, 2020 includes costs incurred for construction, furniture and fixtures, and manufacturing equipment utilized in our new production facility in the greater Seattle, Washington area. We believe the investments we have made to date in expanding our manufacturing capabilities will be sufficient to support the growth and expansion of our operations for the foreseeable future.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and various forms of debt facilities.
Net cash provided by financing activities for the three month period ended March 31, 2021 consisted primarily of $0.9 million of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan.
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
Contractual Obligations and Commitments
The following table reflects a summary of our contractual obligations as of March 31, 2021.

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Convertible notes(2)	$230,000	$—	$—	$230,000	$—
Lease obligations(3)	35,639	$6,481	$13,142	$13,914	$2,102
Purchase obligations(4)	30,289	30,289	—	—	—
Total	$295,928	$36,770	$13,142	$243,914	$2,102
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
Critical accounting policies and significant estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:
•revenue recognition;
•lease recognition;
•inventory valuation;
•fair value measurements; and
•income taxes.
For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021 and Note 2 of the Notes to the Condensed Consolidated Financial Statements under Item 1 of this report.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on April 1, 2021 and sustained throughout the period ended March 31, 2022, would not be material.
Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of March 31, 2021, the fair market value of the Convertible Notes was $368.2 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.

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
Item 4.    Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent limitation on the effectiveness of internal control over financial reporting.
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgement in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products, services and components, including those sold by us for use in connection with our GeoMx DSP system (the “Identified Products”), infringe five patents owned by Prognosys: (a) U.S. Patent No. 10,472,669,“Spatially encoded biological assays”, (b) U.S. Patent No. 10,662,467,“Spatially encoded biological assays”, (c) U.S. Patent No. 10,961,566,“Spatially encoded biological assays”, (d) U.S. Patent No. 10,983,133,“Spatially encoded biological assays”, and (e) U.S. Patent No. 10,966,219,“Spatially encoded biological assays” (the “Asserted Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified Products, as well as the alleged infringement by others of the Asserted Patents through their use of the Identified Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. We intend to vigorously defend ourselves and are preparing our answer to the complaint.
Other than the pending litigation with 10x Genomics and Prognosys, we are not engaged in any material legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Other than the pending litigation with 10x Genomics and Prognosys,we believe that there are no claims or actions pending against us currently, the ultimate disposition of which would have a material adverse effect on our consolidated results of operation, financial condition or cash flows.
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
COVID-19 materially impacted our 2020 results, as well as our 2021 results thus far, and we anticipate that COVID-19 will continue to impact our business due to the factors discussed above. The extent to which COVID-19, including any variants that have emerged or may emerge in the future, impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and its variants and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operating results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in the “Risk Factors” section. Although national, state and local governments have introduced relief measures intended to alleviate the impact of COVID-19-related disruptions, we may not qualify for or benefit from such measures.
We have incurred losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $27.7 million and $38.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $562.2 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
Our financial results may vary significantly from quarter to quarter which may adversely affect our stock price.
Investors should consider our business and prospects in light of the risks and difficulties we expect to encounter in the uncertain and rapidly evolving markets in which we compete. Because these markets are evolving, predicting their future growth and size is difficult. We expect that our visibility into future sales of our products, including volumes, prices and product mix between instruments and consumables will continue to be limited and could result in unexpected fluctuations in our quarterly and annual operating results.
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
We have experienced significant revenue growth in recent periods and we may not achieve similar growth rates in the future. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, the recent commercial launch of our GeoMx DSP system is a key element of our growth strategy and will require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for GeoMx DSP or other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed. Additionally, the expected commercial launch of our SMI platform in the second half of 2022, is also a key element of our growth strategy and may also require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for our new SMI platform or other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed.
Our future success is dependent upon our ability to expand our customer base and introduce new applications and products.
Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories (including physician-owned laboratories) that perform analyses using our nCounter Analysis Systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications and new instruments. We expect that increasing the installed base of our nCounter Analysis Systems and GeoMx DSP systems will drive demand for our relatively high margin consumable products. If we are not able to successfully increase our installed base of nCounter Analysis Systems or GeoMx DSP systems, sales of our consumable products and our margins may not meet expectations.
We also develop and introduce new products, such as our GeoMx DSP system, which was commercially launched in 2019, and the expected commercial launch of our SMI platform in the second half of 2022. We anticipate that scaling and training our sales force to attract new customers will require substantial time and expense. Any failure to expand our existing customer base through the launch of our GeoMx DSP system and the expected launch of our SMI platform or other new applications and products would adversely affect our operating results.
The life sciences research market is highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition in the life sciences research market. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR as well as newer technologies such as next generation sequencing, including RNA-sequencing. We believe our principal competitors in the life sciences research and diagnostic markets are Agilent Technologies, Bio-Rad, Bio-Techne, Fluidigm, Illumina, Qiagen, Thermo Fisher Scientific and 10x Genomics. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, including those that may compete with GeoMx DSP.
Many of our current competitors are large publicly traded companies, or are divisions of large publicly-traded companies, and may enjoy a number of competitive advantages over us, including:
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
In addition, we expect to commercially launch our new SMI platform in the second half of 2022. The SMI is designed to combine the spatial profiling of a large number of biological targets with high-resolution imaging. The SMI is expected to enable the analysis of up to 1,000 biological targets directly from single cells within morphologically intact tissue samples, as compared to GeoMx DSP, which typically offers such profiling across regions containing multiple cells. Even if we successfully develop and launch our SMI platform, we cannot be certain that the market opportunity for the instrument and any related consumables will develop as we expect.
The future growth of the market for these new products depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods. In addition, the COVID-19 pandemic has disrupted our operations and the operations of the customers we seek to service in our targeted markets, which has impacted and we expect will continue to impact, our growth and our ability to serve these markets. If the markets for our new products do not develop as we expect, our business may be adversely affected. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed.
Our business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.
In the near term, we expect that a large portion of our revenue will be derived from sales of our nCounter Analysis Systems and GeoMx DSP systems, as well as related consumables, to academic and government research laboratories and biopharmaceutical companies worldwide for research and development applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
We rely on Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station, Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer and GeoMx DSP, Paramit Corporation of Morgan Hill, California, to build the nCounter SPRINT Profiler and CPS Fluidics, LLC of Wallingford, Connecticut to build the fluidics cartridge, a key component of our nCounter SPRINT Profiler. Each of these contract manufacturers are sole suppliers. Since our contracts with these instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, or if the products provided by such suppliers are unable to meet our performance specifications, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. In addition, if as a result of global economic or political instability or disease outbreaks such as the COVID-19 pandemic, our suppliers experience shortages or delays for materials sourced or manufactured in the affected countries, their ability to supply us with instruments or product components may be affected. From time to time, certain components of our systems and reagents reach the end of their life cycles or are obsoleted by our suppliers, and we have to procure alternative sources for these end-of-life products. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.
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
Our product and service revenue generated from sales to customers located outside of North America was approximately 38% and 29% for the three months ended March 31, 2021 and 2020, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
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
In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. After several delays, the United Kingdom exited from the European Union, on January 31, 2020, subject to a transition period that ended December 31, 2020. The United Kingdom’s exit from the EU, or Brexit, has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for several more years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer. Complying with changes in regulations in the United Kingdom in addition to European Union regulations will increase our costs of compliance and result in greater legal risks. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.
The decision of the United Kingdom to withdraw from the European Union has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, the Europe-wide market authorization framework for our products and access to European Union research funding by research scientists based in the United Kingdom may also change and may also result in a slowdown in spending on research tools like our systems. Furthermore, we currently operate in Europe through a subsidiary based in the United Kingdom, which provides us with certain operational, tax and other benefits, as well as through other subsidiaries in Europe. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the European Union, may adversely affect our operating results and growth prospects.

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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the legislation commonly known as the Tax Cuts & Jobs Act, or the TCJA, which was signed into law on December 22, 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the federal statutory rates from a top marginal rate of 35% to a flat rate of 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, and modifying or repealing many business deductions and credits. We have accounted for such changes in accordance with our understanding of the TCJA, as modified by the CARES Act, and guidance available as of the date of this filing as described in more detail in our financial statements. We will continue to monitor and assess the impact of the federal legislation on our business and the extent to which various states conform to the federal tax law. Any further changes in tax laws or regulations that are applied adversely to us or our customers could have a material adverse effect on our business, cash flow, financial condition or results of operations.
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
Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales and marketing personnel. Competition for qualified personnel is intense, particularly in the Seattle, Washington area. Our growth depends, in particular, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. We do not maintain fixed term employment contracts or key man life insurance with any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

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
We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems, and those of our vendors, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that our office-based employees in the U.S. and in most of our other key markets work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems, and those of our vendors, are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. Such data security breaches, whether resulting from hacking, social engineering, phishing, or other causes could lead to the loss of confidential information, trade secrets or other intellectual property, or could lead to unauthorized access to or acquisition of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, any such access, disclosure or other loss of information could result in legal claims, investigations or proceedings by governmental entities or private parties, adverse publicity and harm to our reputation, loss of business, and liability under laws or regulations, including state data protection regulations and the E.U. General Data Protection Regulation, or GDPR, and other regulations, the breach of which could result in significant penalties. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. In 2021, the United Kingdom became a “third country” under the GDPR. Although the United Kingdom maintains legislation substantially implementing the GDPR, the United Kingdom’s exit from the European Union has created uncertainty with regard to cross-border data transfers and other aspects of data protection in the United Kingdom. These changes in the law and privacy laws of other countries where we may conduct business will increase our costs of compliance and result in greater legal risks. We expect to continue to expend significant resources to protect against security breaches, and could be required to expend significant amounts to remediate and otherwise respond to security breaches, including in connection with making notifications to customers or other persons or implementing additional security measures. With the increase in personnel working remotely during the COVID-19 pandemic, we and our vendors are at increased risk for security breaches. We are taking steps in an effort to monitor and enhance the security of our technology systems and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our technology systems or data.
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
For example, in December 2019, we entered into a LAPA with Veracyte, pursuant to which we granted to Veracyte an exclusive worldwide license to our nCounter FLEX Analysis System, or the FLEX System, for in vitro diagnostic use and for the development and commercialization of in vitro diagnostic tests, including in vitro diagnostic devices, or IVDs, or laboratory developed tests, or LDTs, for use on the FLEX System and sold to Veracyte certain assets, including our rights with respect to the Prosigna Breast Cancer Prognostic Gene Signature Assay, the LymphMark Lymphoma Subtyping Test and the assay software modules that operate together with the FLEX System. For additional information regarding our transaction with Veracyte please see Part I, Item 1. “Business — License Agreement — Veracyte, Inc.” of our Annual Report on Form 10-K for the year ended December 31, 2020. We cannot be certain that we will realize all of the anticipated benefits from our transaction with Veracyte and the disposition of certain of our assets pursuant to the LAPA may yet have an unforeseen detrimental impact on our business. Furthermore, transactions such as our agreement with Veracyte can be disruptive to our retained operations, divert management’s attention from day-to-day operations and potentially increase employee attrition.

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
In addition, we sell dual-use instruments with software that has both FDA-cleared functions, and research functions for which the FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, the FDA issued a guidance document that described the FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and research functions for which approval/clearance is not required. There is a risk that the requirements for dual-use instruments could change causing additional costs and delays for development of these products. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which the FDA approval or clearance has not been obtained, or the instruments are being promoted for off-label use. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products. In July 2017, FDA adopted a regulation exempting certain clinical multiplex test systems, like the ones used with the Prosigna assay that we supply to Veracyte, from premarket notification requirements, although such instruments are still required to comply with the special controls applicable to Class II medical devices. However, these regulations will not impact the FDA clearance requirements for our nCounter Dx Analysis System intended for use with specific assays or panels for clinical or diagnostic purposes, such as Prosigna, each of which will require separate premarket notification or premarket approval.
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
We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or other regulatory authorities to change our current product classifications which would impose additional regulatory obligations on us and our contractors. If we or our contractors or suppliers are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities, the FDA and other global regulatory authorities such as through the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of other foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Any adverse action by Notified Body, EU Competent Authority, the FDA or other global regulatory authority could significantly increase our expenses, expose us to greater liability, limit our revenue and profitability and cause reputational harm.
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
Various laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Our operations are directly, or indirectly through our agents, contractors, or customers, subject to various fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and state, federal and foreign marketing compliance laws. Any misconduct could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees, agents, representatives, or independent contractors that we may work with, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other adverse actions or lawsuits stemming from a failure to comply with applicable laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions, exclusion from participation in government healthcare programs, or the curtailment or restructuring of our operations. These laws may impact, among other things, our proposed sales and marketing and education programs and require us to implement additional internal systems for tracking certain marketing expenditures and reporting them to government authorities. In addition, we may be subject to laws and regulations relating to privacy and data protection by both the federal government and the states in which we conduct our business as well as by foreign governments and entities. The laws that may affect our ability to operate include, but are not limited to:
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
•state privacy laws, such as the California Consumer Privacy Act, and California Privacy Rights Act;
•the Foreign Corrupt Practices Act, which applies to our international activities; and
•the European Union’s General Data Protection Regulation.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the U.S. and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including standard contractual clauses approved by the European Commission, or the SCCs, and the EU-U.S. and Swiss-U.S. Privacy Shield programs administered by the U.S. Department of Commerce. Despite this, we may be unsuccessful in maintaining conforming means of transferring personal data from the EEA, in particular as a result of continued legal and legislative activity within the EEA. Both the U.S.-E.U. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the European Union issued a decision invalidating the EU-U.S. Privacy Shield and imposing additional requirements in connection with the use of the SCCs. We are assessing this decision and its impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. In December 2015, Congress passed a two-year suspension of the medical device tax from January 1, 2016 to December 31, 2017. The tax applies to our listed medical device products, which include the nCounter Dx Analysis System. In December 2019, this excise tax was permanently repealed for medical device sales, effective after December 31, 2019. The Budget Control Act of 2011 contained automatic spending cuts to the federal budget known as sequestration. As a result of sequestration, Medicare payments are reduced by 2% per year through 2030, with the exception of a temporary suspension implemented under various COVID 19 relief legislation from May 1, 2020 through March 31, 2021, unless additional congressional action is taken. Congress recently introduced a bill which, if passed, will extend the moratorium on 2% Medicare sequester cuts through the end of 2021. These or any future proposed or mandated reductions in payments and may indirectly reduce demand for our products.
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
Since its enactment, certain provisions of the ACA have been subject to judicial and Congressional challenges. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid. The United States Supreme Court granted the petitions for writs of certiorari to review this case in March 2020 and held oral arguments in November 2020. The Supreme Court is expected to issue a decision later in 2021. We cannot predict the impact of this decision, future litigation, as well as future healthcare initiatives, legislation, regulation, and other efforts implemented at the federal or state level or in countries outside of the United States in which we may do business, will have on us, our partners or customers, or our industry in general. Changes in the United States healthcare industry may result in decreased profits to us, which may adversely affect our business, financial condition and results of operations.
Risks Related to Intellectual Property
If we are unable to protect our intellectual property effectively, our business would be harmed.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 31, 2021, we owned or licensed approximately 36 issued U.S. patents and approximately 26 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 271 pending and granted counterpart applications worldwide, including 119 country-specific validations of 18 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
Our success depends in part on obtaining patent protection for our products and processes, preserving trade secrets, patents, copyrights and trademarks, operating without infringing the proprietary rights of third parties, and acquiring licenses for technology or products. We cannot assure investors that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. As the patent and prior art landscape for translational research products grows more crowded and becomes more complex we may find it more difficult to obtain patent protection for our products including those related to digital spatial profiling, spatial molecular imaging and sequencing. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and may therefore fail to provide us with any competitive advantage. Additionally, we cannot assure investors that our currently pending or future patent applications have or will be filed in all of our potential markets. Further, we cannot assure investors that other parties will not challenge any patents issued to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and could deprive us of the ability to prevent others from using the technologies claimed in such issued patents.

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
We have received notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights in the past and may from time to time receive additional notices. Some of these claims have led and may lead to litigation. We cannot assure investors that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or other rights, or the validity of our patents, trademarks or other rights, will not be asserted or prosecuted against us. For example, on May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of certain patents described in the complaint, and seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees). We have evaluated the plaintiffs’ claims, and do not believe that our activities infringe any patent rights held by the plaintiffs, and we intend to vigorously defend ourselves. If the plaintiffs prevail in the pending litigation, we may be prohibited from continuing to sell our GeoMx DSP products and services in the United States and potentially elsewhere or be ordered to pay significant damages or both, either of which would have a material and adverse impact on our business. Even if we ultimately prevail in this litigation, litigation is costly, time-consuming and will divert our management’s attention, which could also have a material and adverse impact on our business. For additional information regarding this pending litigation, please refer to the section of this report titled “Legal Proceedings.”
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
We use software licensed from third parties in our products. In the future, this software may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the production of our products until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in third-party software, or other third-party software failures, could result in errors, defects or cause our products to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.
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
•developments in our pending litigation with 10x Genomics, Inc. and Prognosys Biosciences, Inc.;
•adverse regulatory announcements;
•issuance of new or changed securities analysts’ reports or recommendations for our stock;
•developments or disputes concerning our intellectual property or other proprietary rights;
•commencement of, or our involvement in, litigation;
•volatility and uncertainty in U.S. and international markets resulting from the spread of COVID-19 and its variants and related containment and mitigation measures;
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
Rules implemented by the SEC pursuant to the Sarbanes-Oxley Act require, among other things, that we assess the effectiveness of our internal control over financial reporting annually and assess the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. For example, management concluded that our internal controls over financial reporting were not effective as of December 31, 2019 and 2018, resulting in extensive remediation efforts during 2019 and 2020, including increased staffing and investments in additional technology and other expenses. While we have since remediated the material weakness through our efforts in 2020, maintaining adequate internal control over financial reporting will continue to require significant management attention and the incurrence of additional expense.
Furthermore, investor perceptions of our company may suffer as a result of material weakness findings in our internal controls, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to avoid future material weaknesses, our operations, financial reporting, or financial results could be harmed and any such material weakness findings could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.
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

NANOSTRING TECHNOLOGIES, INC.

Date:	May 10, 2021	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2021	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)