Form 10-Q
period 2021-06-30
NanoString Technologies Inc
filed 2021-08-05
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2021 there were 45,521,634 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2021

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

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$160,380	$411,848
Short-term investments	237,638	28,883
Accounts receivable, net	32,046	31,100
Inventory, net	28,697	22,959
Prepaid expenses and other	7,376	4,190
Total current assets	466,137	498,980
Property and equipment, net	21,531	20,828
Operating lease right-of-use assets	19,930	21,492
Other assets	5,460	2,895
Total assets	$513,058	$544,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,963	$5,313
Accrued liabilities	5,526	4,970
Accrued compensation and other employee benefits	14,277	15,262
Customer deposits	1,482	1,631
Deferred revenue, current portion	6,383	5,610
Operating lease liabilities, current portion	4,492	4,313
Total current liabilities	43,123	37,099
Deferred revenue, net of current portion	2,450	1,843
Long-term debt, net	224,424	172,703
Operating lease liabilities, net of current portion	23,334	25,602
Total liabilities	293,331	237,247
Commitment and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 45,502 and 44,441 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	809,015	848,891
Accumulated other comprehensive income (loss)	(62)	83
Accumulated deficit	(589,231)	(542,030)
Total stockholders’ equity	219,727	306,948
Total liabilities and stockholders’ equity	$513,058	$544,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product and service	$33,632	$21,144	$65,026	$45,640
Collaboration	231	1,460	454	3,569
Total revenue	33,863	22,604	65,480	49,209
Costs and expenses:
Cost of product and service revenue	15,481	10,712	31,104	21,729
Research and development	17,162	15,739	32,225	33,241
Selling, general and administrative	26,855	19,912	53,654	45,633
Total costs and expenses	59,498	46,363	116,983	100,603
Loss from operations	(25,635)	(23,759)	(51,503)	(51,394)
Other income (expense):
Interest income	231	479	349	1,183
Interest expense	(1,868)	(4,116)	(3,738)	(6,999)
Other income (expense), net	334	332	302	(1,275)
Loss on extinguishment of debt and termination of revolving loan facility	—	—	—	(7,143)
Total other expense, net	(1,303)	(3,305)	(3,087)	(14,234)
Net loss before provision for income tax	(26,938)	(27,064)	(54,590)	(65,628)
Provision for income tax	(82)	(69)	(142)	(129)
Net loss	$(27,020)	$(27,133)	$(54,732)	$(65,757)
Net loss per share — basic and diluted	$(0.60)	$(0.72)	$(1.22)	$(1.76)
Weighted average shares used in computing basic and diluted net loss per share	45,274	37,785	44,973	37,392
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(27,020)	$(27,133)	$(54,732)	$(65,757)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale debt securities	(71)	353	(145)	292
Comprehensive loss	$(27,091)	$(26,780)	$(54,877)	$(65,465)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	36,298	$4	$535,954	$145	$(431,952)	$104,151
Equity component of convertible notes, net	—	—	58,543	—	—	58,543
Warrants issued for common stock	—	—	737	—	—	737
Common stock issued for stock options and restricted stock units	948	—	6,969	—	—	6,969
Common stock issued for employee stock purchase plan	50	—	1,122	—	—	1,122
Exercise of common stock warrants, net	407	—	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,006)	—	—	(2,006)
Stock-based compensation	—	—	4,303	—	—	4,303
Net loss	—	—	—	—	(38,624)	(38,624)
Other comprehensive loss	—	—	—	(61)	—	(61)
Balance at March 31, 2020	37,703	4	605,622	84	(470,576)	135,134
Common stock issued for stock options and restricted stock units	234	—	2,673	—	—	2,673
Stock-based compensation	—	—	3,660	—	—	3,660
Net loss	—	—	—	—	(27,133)	(27,133)
Other Comprehensive income	—	—	—	354	—	354
Balance at June 30, 2020	37,937	$4	$611,955	$438	$(497,709)	$114,688

Balance at January 1, 2021	44,441	$4	$848,891	$83	$(542,030)	$306,948
Cumulative effect of a change in accounting policy(1)	—	—	(58,543)	—	7,531	(51,012)
Common stock issued for stock options and restricted stock units	726	1	2,249	—	—	2,250
Common stock issued for employee stock purchase plan	38	—	1,192	—	—	1,192
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,585)	—	—	(2,585)
Stock-based compensation	—	—	7,385	—	—	7,385
Net loss	—	—	—	—	(27,712)	(27,712)
Other comprehensive loss	—	—	—	(74)	—	(74)
Balance at March 31, 2021	45,205	5	798,589	9	(562,211)	236,392
Common stock issued for stock options and restricted stock units	297	—	2,255	—	—	2,255
Stock-based compensation	—	—	8,171	—	—	8,171
Net loss	—	—	—	—	(27,020)	(27,020)
Other comprehensive loss	—	—	—	(71)	—	(71)
Balance at June 30, 2021	45,502	$5	$809,015	$(62)	$(589,231)	$219,727

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

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(54,732)	$(65,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,405	8,094
Depreciation and amortization	2,880	2,814
Payment of accrued interest on long-term debt	—	(2,593)
Loss on equity securities	—	300
Loss on extinguishment of long-term debt	—	7,143
Amortization of debt discount and deferred financing costs	709	3,454
Accretion of discount on short-term investments	(2,401)	(150)
Non-cash operating lease expense	1,671	1,596
Provision for inventory obsolescence and bad debts	1,369	14
Changes in operating assets and liabilities:
Accounts receivable	(1,191)	5,129
Inventory	(7,048)	(6,559)
Prepaid expenses and other assets	(5,684)	5,493
Accounts payable	6,041	(2,835)
Accrued liabilities	553	47
Accrued compensation and other employee benefits	(806)	(3,117)
Customer deposits	(149)	(3,100)
Deferred revenue	1,306	1,075
Operating lease liabilities	(2,090)	(1,187)
Net cash used in operating activities	(44,167)	(50,139)
Investing activities
Purchases of property and equipment	(3,784)	(5,365)
Proceeds from sale of short-term investments	4,000	17,218
Proceeds from maturity of short-term investments	24,764	69,284
Purchases of short-term investments	(235,263)	(38,804)
Net cash (used in) provided by investing activities	(210,283)	42,333
Financing activities
Proceeds from issuance of 2025 convertible senior notes and borrowings under long-term debt agreement	—	230,000
Fees paid for issuance of 2025 convertible senior notes and long-term debt borrowings	—	(7,403)
Repayment of long-term debt	—	(80,000)
Fees paid upon extinguishment of debt	—	(4,845)
Proceeds from issuance of common stock warrants	—	737
Tax withholdings related to net share settlements of restricted stock units	(2,585)	(2,006)
Proceeds from issuance of common stock for employee stock purchase plan	1,192	1,122
Proceeds from exercise of stock options	4,503	9,641
Repayment of finance lease obligations	(119)	—
Net cash provided by financing activities	2,991	147,246
Net increase (decrease) in cash and cash equivalents	(251,459)	139,440
Effect of exchange rate changes on cash and cash equivalents	(9)	(30)
Cash and cash equivalents
Beginning of period	411,848	29,033
End of period	$160,380	$168,443

Supplemental disclosures
Finance lease right-of-use assets obtained in exchange for lease obligations	$192	$449
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s proprietary single-molecule chemistries enable the direct detection, identification, and quantification of individual target molecules in biological samples by attaching unique molecular reporters to each target molecule of interest. The Company currently markets and sells two platforms based on its proprietary technologies, its nCounter Analysis System, and its GeoMx Digital Spatial Profiler, or GeoMx DSP System, both consisting of instruments and consumables, to academic, government, biopharmaceutical, and clinical laboratory customers.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, certain estimates are becoming more challenging, and actual results could differ materially from those estimates. The results of the Company’s operations for the three and six month period ended June 30, 2021 is not necessarily indicative of the results to be expected for the full year or for any other period.
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
The Company generates the majority of its revenue from sales of its proprietary nCounter Analysis and GeoMx DSP systems, and related consumables. Services consist of instrument service contracts and service fees for assay processing.
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
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$7,662	$2,769	$1,385	$11,816	$13,136	$6,402	$4,023	$23,561
Consumables	12,467	4,512	1,002	17,981	23,807	7,856	2,281	33,944
Total product revenue	20,129	7,281	2,387	29,797	36,943	14,258	6,304	57,505
Service revenue	2,497	1,090	248	3,835	5,182	1,861	478	7,521
Total product and service revenue	22,626	8,371	2,635	33,632	42,125	16,119	6,782	65,026
Collaboration revenue	231	—	—	231	454	—	—	454
Total revenues	$22,857	$8,371	$2,635	$33,863	$42,579	$16,119	$6,782	$65,480

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$6,577	$2,475	$748	$9,800	$13,658	$4,263	$1,713	$19,634
Consumables	5,375	2,406	588	8,369	13,747	4,909	1,213	19,869
Total product revenue	11,952	4,881	1,336	18,169	27,405	9,172	2,926	39,503
Service revenue	1,922	878	175	2,975	3,960	1,752	425	6,137
Total product and service revenue	13,874	5,759	1,511	21,144	31,365	10,924	3,351	45,640
Collaboration revenue	1,460	—	—	1,460	3,569	—	—	3,569
Total revenues	$15,334	$5,759	$1,511	$22,604	$34,934	$10,924	$3,351	$49,209
Total revenue in the United States was $41.1 million, and $33.8 million for the six month periods ended June 30, 2021 and 2020, respectively. The Company’s assets are primarily located in the United States and therefore are not allocated to any specific geographic region.

Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $8.3 million and $7.0 million as of June 30, 2021 and December 31, 2020, respectively, and customer deposits of $1.5 million and $1.6 million as of June 30, 2021 and December 31, 2020, respectively, included within the condensed consolidated balance sheets. Total contract liabilities increased by $1.2 million as of June 30, 2021 as a result of additional deferred revenue of $7.6 million associated primarily with new or extended service contracts, partially offset by the recognition of previously deferred revenue and customer deposits of $6.4 million for the completion of certain performance obligations during the period. The Company recorded contract assets of $0.5 million as of June 30, 2021 related to revenues recognized, but not yet invoiced to customers. The Company did not record any contract assets as of December 31, 2020. The Company’s contractual payment terms for its contracts with customers approximate 45 days on average.
As of June 30, 2021, unsatisfied or partially unsatisfied performance obligations related to undelivered products and service contracts were $9.8 million and are expected to be completed over the term of the related contract or as products are delivered.
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
The following shares were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2021
	2021	2020	2021	2020
Options to purchase common stock	2,354	3,501	2,457	3,724
Restricted stock units	1,345	1,578	1,376	1,515
Common stock warrants	471	479	471	538
5. Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. Additionally, the Company evaluates collectability risk over the life of its receivables in order to establish an appropriate reserve for certain receivables that may become uncollectible in future periods. The Company has not experienced significant credit losses to date. During the three and six months ended June 30, 2021 and 2020, the Company had no customers that individually represented more than 10% of total revenue. The Company had no customers that represented more than 10% of total accounts receivable as of June 30, 2021 or December 31, 2020.
The Company is also subject to supply chain risks related to the outsourcing of the manufacturing and production of its instruments to sole suppliers. Although there are a limited number of manufacturers for instruments of this type, the Company believes that other suppliers could provide similar products on comparable terms. Similarly, the Company sources certain raw materials used in the manufacture of consumables from sole suppliers. The impact of the COVID-19 global pandemic has not had a significant impact on the Company’s ability to source raw materials or its instruments to date. However, a change in or loss of suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results. Should COVID-19 (or a variant thereof) continue to impact the global economy at the same or heightened levels during future periods, or if certain geographies where the Company’s key suppliers or manufacturing facilities are located are more severely impacted than others, this could negatively impact the Company’s ability to manufacture new products, fulfill customer orders, and collect from customers, which could adversely affect future operating results.

6. Short-term Investments
Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of June 30, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$182,739	$7	$(51)	$182,695
Government-related debt securities	28,104	—	(18)	28,086
Asset-backed securities	26,857	3	(3)	26,857
Total available-for-sale debt securities	$237,700	$10	$(72)	$237,638

Type of securities as of December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$22,338	$71	$—	$22,409
Government-related debt securities	5,000	3	—	5,003
Asset-backed securities	1,462	9	—	1,471
Total available-for-sale debt securities	$28,800	$83	$—	$28,883
The fair values of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	June 30, 2021	December 31, 2020
Maturing in one year or less	$159,596	$28,883
Maturing in one to three years	78,042	—
Total available-for-sale debt securities	$237,638	$28,883
The Company has both the intent and ability to sell its available-for-sale debt securities maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheets.
The following table summarizes investments that have been in a continuous unrealized loss position as of June 30, 2021 (in thousands).

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Corporate debt securities	$45,709	$(51)	$—	$—	$45,709	$(51)
Government-related debt securities	23,021	(18)	—	—	23,021	(18)
Asset Backed Securities	11,260	(3)	—	—	11,260	(3)
Total	$79,990	$(72)	$—	$—	$79,990	$(72)
The Company invests in securities that are rated investment grade or better. The unrealized losses on available-for-sale debt securities as of June 30, 2021 were primarily caused by interest rate increases.
The Company reviews the individual securities in its portfolio for impairment when events indicate the fair value of the investments may be below the carrying value. The Company reviews the individual securities in its portfolio for indications that unrealized losses are credit related and require an allowance to be recorded at the present value of the future expected cash flows. The Company determined unrealized losses were not for credit losses and so did not record an allowance related to its available-for-sale debt investments for the three and six month periods ended June 30, 2021. The Company did not record any impairment charges related to its available-for-sale debt investments for the three and six month periods ended June 30, 2021.

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
The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

	Fair value measurement using:
Type of securities as of June 30, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$150,604	$—	$—	$150,604
Short-term investments:
Corporate debt securities	—	182,695	—	182,695
Government-related debt securities	—	28,086	—	28,086
Asset-backed securities	—	26,857	—	26,857
Total	$150,604	$237,638	$—	$388,242

	Fair value measurement using:
Type of securities as of December 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$400,757	$—	$—	$400,757
Short-term investments:
Corporate debt securities	—	22,409	—	22,409
Government-related debt securities	—	5,003	—	5,003
Asset-backed securities	—	1,471	—	1,471
Total	$400,757	$28,883	$—	$429,640
In March 2020, the Company issued $230.0 million of Convertible Notes of which $88.6 million was used to repay amounts owed and fees associated with the termination of its term loan agreement and revolving line of credit as described in more detail in Note 9. Long-term Debt, Net. As of June 30, 2021, the fair value of the Convertible Notes was $372.0 million.
8. Inventory
Inventory, net of related allowances, consisted of the following as of the date indicated (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$5,247	$4,286
Work in process	6,361	5,981
Finished goods	17,089	12,692
Total inventory, net	$28,697	$22,959

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
The Company monitors the provision of the Convertible Notes that allow for certain conversion rights at each quarterly reporting date in order to determine whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. As of the date of this report, none of the outstanding convertible notes had been redeemed by the Company. Based on the closing price of our common stock of $64.79 on the last trading day of the quarter, the if-converted values of the Convertible Notes exceeded the remaining principal amounts by $81.7 million as of June 30, 2021.
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
All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balances of the Company’s Convertible Notes and previously outstanding term loan consisted of the following (in thousands):

		December 31, 2020
	June 30, 2021	As Reported	Adjustment	As Adjusted
Outstanding principal of Convertible Note	$230,000	$230,000	$—	$230,000
Less: unamortized debt discounts and issuance costs	(5,576)	(57,297)	51,012	(6,285)
Long-term debt, net	$224,424	$172,703	$51,012	$223,715
The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended June 30,
	2021	2020
		As Reported	Adjustment	As Adjusted
Contractual interest expense	$1,510	$1,509	$—	$1,509
Amortization of debt discount and issuance costs	354	2,604	(2,263)	341
Total interest expense	$1,864	$4,113	$(2,263)	$1,850

	Six Months Ended June 30,
	2021	2020
		As Reported	Adjustment	As Adjusted
Contractual interest expense	$3,019	$1,895	$—	$1,895
Amortization of debt discount and issuance costs	709	3,254	(2,832)	422
Total interest expense	$3,728	$5,149	$(2,832)	$2,317
10. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, and on May 19, 2021, an amended complaint, against the Company in the U.S. District Court for the District of Delaware. The amended complaint alleges that certain of the Company’s products, services and components, including those sold by the Company for use in connection with its GeoMx DSP system (the “Identified Products”), infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669,“Spatially encoded biological assays,” (b) U.S. Patent No. 10,662,467,“Spatially encoded biological assays,” (c) U.S. Patent No. 10,961,566,“Spatially encoded biological assays,” (d) U.S. Patent No. 10,983,133,“Spatially encoded biological assays,” (e) U.S. Patent No. 10,966,219,“Spatially encoded biological assays,” (f) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,008,607, “Spatially encoded biological assays” (the “Asserted Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified Products, as well as the alleged infringement by others of the Asserted Patents through their use of the Identified Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. The Company intends to vigorously defend itself in the ongoing litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
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

Overview
We develop, manufacture, and sell products that unlock scientifically valuable and clinically actionable information from minute amounts of biological material. Our core technologies are unique, proprietary single-molecule chemistries that enable the direct detection, identification, and quantification of individual target molecules in biological samples by attaching unique molecular reporters to each target molecule of interest. Our mission is to incorporate our core technologies into proprietary product platforms that enable our customers to map the universe of biology.
We use our technologies to develop tools for scientific and clinical research, primarily in the fields of genomics and proteomics. Our proprietary chemistries may reduce the number of steps required to conduct certain types of scientific experiments and allow for multiple experiments to be conducted at once. Our platforms are also able to extract information from multiple types of biological samples, including those that are often challenging to work with using other scientific methods or platforms. As a result, we are able to develop tools that are easier for researchers to use and that may generate faster and more consistent scientific results.
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
nCounter was launched in 2008 and was our first commercially available product platform. nCounter can be used to analyze the activity of up to 800 genes in a single experiment. nCounter is also used by clinicians to analyze gene activity relevant for diagnostic applications. nCounter is used to conduct what is known as bulk gene activity, or gene expression, analysis, whereby biological samples are first reduced, and then the level of gene expression is measured at its average level throughout the totality of the sample. As of June 30, 2021, we had an installed base of approximately 1,015 nCounter systems, which our customers have used to publish more than 4,600 peer-reviewed scientific papers.
GeoMx DSP, which was launched in 2019, is our second commercially available product platform. GeoMx DSP is designed to enable the field of spatial biology. While nCounter and other predominantly used gene expression analysis technologies use bulk analysis approaches, GeoMx DSP is used to facilitate the analysis of specifically selected regions of a biological sample in order to see how gene activity might vary across those regions or in certain cell types. As of June 30, 2021, we had an installed base of approximately 190 GeoMx DSP systems, which our customers have used to publish approximately 60 peer-reviewed scientific papers.
GeoMx DSP operates by enabling users to prepare and select certain regions of a sample in which to study gene or protein expression, without the need to reduce or destroy the sample. After a researcher selects regions of interest, GeoMx DSP arranges the biological information extracted from these regions to be subsequently quantified and analyzed, or “read out,” by a platform such as nCounter, or by a next generation sequencer, or NGS, system, such as systems manufactured by Illumina, Inc. When GeoMx DSP was first made commercially available, researchers were only able to read out information on up to 96 biological targets from each of their GeoMx-selected regions of interest using nCounter. Beginning in August 2020, we added software capabilities and consumables for GeoMx that enabled information in regions of interest to be read out using Illumina NGS systems, which significantly expanded the number of biological targets researchers can choose to analyze in selected regions. Linking GeoMx DSP with NGS also significantly expands our total potential market opportunity. As of June 30, 2021 there were more than 17,000 Illumina NGS systems installed globally.
In advance of and subsequent to our commercial launch of GeoMx DSP in 2019, we have offered selected customers the opportunity to send biological samples to our Seattle facilities to be analyzed by us using GeoMx DSP under our technology access program, or TAP. Upon completion of each project, the raw data and an analysis report are typically provided to the customer. As of June 30, 2021, we have conducted over 600 TAP projects for approximately 280 customers.
We have discovered other novel spatial biology applications that utilize our core technology. Our new SMI platform is designed to combine the spatial profiling of a large number of biological targets with high-resolution imaging. The SMI is expected to enable the analysis of up to 1,000 biological targets directly from single cells within morphologically intact tissue samples, as compared to GeoMx DSP which typically offers such profiling across regions containing multiple cells. SMI incorporates a proprietary version of our chemistry that was originally developed as part of our NGS sequencing, or Hyb & Seq, platform development program. We currently expect the SMI instrument and consumables to be made commercially available in the second half of 2022.
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
We focus a substantial portion of our resources on developing new technologies, products, and solutions. Research and development expense totaled $32.2 million and $33.2 million for the six months ended June 30, 2021 and 2020, respectively. We intend to continue to make significant investments in research and development to support our existing instrument platforms and related consumable offerings, as well as research and development of new technologies.
Our product and service revenue increased 42% to $65.0 million for the six months ended June 30, 2021, compared to $45.6 million for the first six months of 2020. Our total revenue was $65.5 million for the six months ended June 30, 2021, compared to $49.2 million for the first six months of 2020. We have never been profitable and had net losses of $54.7 million and $65.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, our accumulated deficit was $589.2 million.
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

	Three Months Ended June 30,					Six Months Ended June 30,
	2021		2020		% Change	2021		2020		% Change
	(Dollars in thousands)
Americas	$22,857	67%	$15,334	68%	49%	$42,579	65%	$34,934	71%	22%
Europe & Middle East	8,371	25%	5,759	25%	45%	16,119	25%	10,924	22%	48%
Asia Pacific	2,635	8%	1,511	7%	74%	6,782	10%	3,351	7%	102%
Total revenue	$33,863	100%	$22,604	100%	50%	$65,480	100%	$49,209	100%	33%

The following table reflects the breakdown of our revenue into the primary components of our products, services, and collaborations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands)			(Dollars in thousands)
Product revenue:
Instruments	$11,816	$9,800	21%	$23,561	$19,634	20%
Consumables	17,981	8,369	115%	33,944	19,869	71%
Total product revenue	29,797	18,169	64%	57,505	39,503	46%
Service revenue	3,835	2,975	29%	7,521	6,137	23%
Total product and service revenue	33,632	21,144	59%	65,026	45,640	42%
Collaboration revenue	231	1,460	(84)%	454	3,569	(87)%
Total revenue	$33,863	$22,604	50%	$65,480	$49,209	33%
Instrument revenue during the three and six month periods ended June 30, 2021 increased as compared to the same periods in 2020, due primarily to increased commercial shipments of our nCounter and GeoMx DSP systems. For the three and six month periods ended June 30, 2020, our nCounter and GeoMx DSP instrument shipments were negatively impacted by the COVID-19 global pandemic, where certain of our customers experienced full or partial closures of their operations or facilities, which reduced their ability to complete purchases or receive product shipments.
Consumables revenue includes sales of consumables for both nCounter and GeoMx DSP, and also includes sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue increased for the three and six month periods ended June 30, 2021 as compared to the same periods in 2020. In 2020, the COVID-19 pandemic negatively impacted customer ability to access laboratories to conduct research, complete purchases and receive product shipments. The pandemic, and the resulting lower customer activity, had the most significant impact on our nCounter consumables revenue during the second quarter of 2020. Although the COVID-19 pandemic has continued to negatively affect our consumables revenue in 2021, as the business impact of the pandemic has subsided and customer activity has recovered, nCounter consumables utilization has recovered to levels that are closer to those observed prior to the COVID-19 pandemic. nCounter consumables revenue also increased as a result of our increased installed base of nCounter systems as compared to the same periods of 2020. The increases in our GeoMx DSP consumables revenue for the three and six month periods ended June 30, 2021 was primarily due to our significantly increased installed base of GeoMx systems as compared to the same periods of 2020.
Service revenue increased for the three and six month periods ended June 30, 2021 as compared to the same periods of 2020, due primarily to increased revenue generated from our GeoMx DSP and other technology access programs, or TAP, as well as from a larger number of GeoMx DSP and nCounter service contracts as compared to the same periods of 2020.
During 2020 and the first half of 2021, the COVID-19 pandemic impacted our ability to solicit and fulfill customer orders, and record related product and service revenue. While all revenue categories were impacted due to lab closures and lower customer activity, nCounter-related consumables revenue was impacted most substantively, given our higher installed base of nCounter systems. As the business effects of the COVID-19 pandemic have subsided, we have begun to see customer activity and our revenue recover to closer to pre-pandemic levels. However, a resurgence of COVID-19 or a variant thereof could recur at any time, with a resulting impact on our business. To the extent there is a resurgence in cases of COVID-19 (or a variant thereof), we expect any such resurgence to have a negative impact on our customers’ ability to conduct research and our ability to actively engage with our customers and receive and fulfill customer orders. As in the past, we would expect our revenue to be negatively impacted overall, and our consumables revenue to be more severely impacted as consumables revenue more closely correlates with day-to-day customer research activity. However, we cannot predict with any certainty the extent to which any resurgence in COVID-19 or a variant thereof would impact our business, and it is possible that the effects of such a resurgence would have different or more severe impacts on our business than we have experienced in the past.
With consideration to these potential negative impacts on our business related to COVID-19, we expect our product and service revenue may continue to increase in future periods, as a result of the growth in sales of GeoMx DSP instruments and consumables and the introduction of new nCounter and GeoMx DSP consumable, service, software or other products.
Collaboration revenue decreased for the three and six month periods ended June 30, 2021 as compared to the same periods in 2020, due primarily to decreased activity levels after our receipt of the full commitment of development funding of $50.0 million from Lam during 2019. We recognized no collaboration revenue related to our agreement with Lam for the three and six month periods ended June 30, 2021 and Lam represented $1.1 million and $2.9 million of our collaboration revenue for the three and six month periods ended June 30, 2020.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)			(Dollars in thousands)
Cost of product and service revenue	$15,481	$10,712	45%	$31,104	$21,729	43%
Product and service gross profit	$18,151	$10,432	74%	$33,922	$23,911	42%
Product and service gross margin	54%	49%		52%	52%
For the three and six month periods ended June 30, 2021, cost of product and service revenue increased as compared to the same periods of 2020, due primarily to costs associated with increased commercial sales and shipments of nCounter and GeoMx DSP systems, and to a lesser extent due to investments made to support growth of our consumable manufacturing capabilities for nCounter and GeoMx platforms and increased costs associated with providing our TAP service for GeoMx and SMI.
Our gross margin on product and service revenue for the three month period ended June 30, 2021 increased as compared to the same period of 2020, primarily as a result of increased revenue, including increased consumables revenue as a percentage of total revenues, as compared to the prior year periods which were significantly impacted by the pandemic and resulting lower levels of customer activity. For the six months ended June 30, 2021, gross margins were comparable to the same period in the prior year as the favorable impact of more consumable revenue in the current year was offset by additional investments made in our manufacturing capacity during the same period. The increases were partially offset by increased costs associated with providing our TAP service for GeoMx and SMI, as well as investments we continue to make in manufacturing capacity.
With consideration to the potential negative impact any future resurgence of COVID-19 (or a variant thereof) may have on our business, which may impact our product and service revenue growth and the related costs incurred, we expect our cost of product and service revenue to increase in future periods. These potential increases would coincide with anticipated growth in sales of GeoMx DSP instruments, continued sales growth of nCounter and GeoMx consumables and our GeoMx DSP TAP service. We also expect to continue making investments in our operations to support the growth of our business.
We expect our gross margin on product and service revenue may fluctuate in future periods. Variability will depend in part on the level of our consumables revenue, for which we operate the manufacturing process directly, as well on as our mix of instrument sales, for which typically have lower gross margins, as compared to our sales of consumable products or services. Our gross margins may also vary depending on potential expenses we may incur for regulatory compliance, quality assurance or activities related to the expansion of our manufacturing capacity. In addition, as business activity has recovered through the pandemic, the cost and global availability of certain raw materials and other supplies have been impacted. While to date our operations, supply chain or costs have not been materially impacted, our gross margins could be affected in the future by changes in the cost or availability of certain raw materials or supplies. Notwithstanding the foregoing, we expect our gross margins may increase in the longer term as consumable sales become a larger percentage of our total revenue, which may lead to greater absorption of our investment in fixed manufacturing costs.
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

Given the size of our research and development staff and the number of active projects at any given time, we believe it is most effective to manage our research and development activities on a departmental basis. Accordingly, other than for collaborations and certain major technology development programs, we have neither required employees to report their time by project nor allocated our research and development costs to individual projects. Research and development expense by functional area was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands)			(In thousands)
Research and discovery	$9,920	$8,649	15%	$18,023	$18,501	(3)%
Manufacturing, support and service	1,957	2,138	(8)%	3,739	4,514	(17)%
Product and process engineering	2,145	2,219	(3)%	4,275	4,659	(8)%
Regulatory and medical affairs	387	425	(9)%	682	1,152	(41)%
Facilities and overhead	2,753	2,308	19%	5,506	4,415	25%
Total research and development expense	$17,162	$15,739	9%	$32,225	$33,241	(3)%
Research and development expenses for the three month period ended June 30, 2021 increased as compared to the same period in 2020, due primarily to higher personnel-related and consulting costs for our ongoing research and development processes, in particular related to SMI, with increases partially offset by lower expenses incurred during the period for research supplies. Research and development costs for the six month period ended June 30, 2021 decreased compared to the same period in 2020 due primarily to higher costs incurred in the prior year related to research and development efforts needed to prepare our new GeoMx consumable products for manufacturing at scale. These decreases for the six month period were partially offset by increased personnel-related and consulting costs.
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
Selling, general, and administrative expense was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$26,855	$19,912	35%	$53,654	$45,633	18%

The increase in selling, general, and administrative expense for the three month period ended June 30, 2021 as compared to the same period in 2020 is due primarily to increased investments made to expand our commercial sales team to support GeoMx DSP-related commercial initiatives, as well as increases in professional fees and stock compensation expense. The increases were partially offset by a reduction in certain state and local taxes for which we received a partial refund of previously paid amounts, as well as lower travel and trade show related costs. For the six month period ended June 30, 2021, selling, general, and administrative expenses increased as compared to the same period in 2020 due primarily to increased investments in our commercial sales team and activities and increased stock compensation expense. The increases were partially offset by lower travel and trade show related costs, lower professional fees and a refund of certain previously remitted state and local taxes.
With consideration to the potential negative impact any future resurgence of COVID-19 (or a variant thereof) may have on our business, which may impact our product and service revenue growth and the related costs incurred, we expect selling, general and administrative expenses to increase in future periods as the number of sales, technical support, marketing, and administrative personnel grows to support the expected growth in our business and the introduction of new products and product platforms.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020			% Change
					As Reported	Adjustment	As Adjusted
	(In thousands)			(In thousands)
Interest income	$231	$479	(52)%	$349	$1,183	$—	$1,183	(70)%
Interest expense	(1,868)	(4,116)	(55)%	(3,738)	(6,999)	2,263	(4,736)	(21)%
Other income (expense), net	334	332	1%	302	(1,275)	—	(1,275)	(124)%
Loss on extinguishment of debt and termination of revolving loan facility	—	—	N/A	—	(7,143)	—	(7,143)	N/A
Total other expense, net	$(1,303)	$(3,305)	(61)%	$(3,087)	$(14,234)	$2,263	$(11,971)	(74)%
Interest income decreased for the three and six month periods ended June 30, 2021 compared to the same periods in the prior year. We continue to maintain a cash preservation investment strategy and, as a result, held the majority of our cash and cash equivalents in money market or other short duration fixed income positions for which yields were very low. In general, investment yields have been constrained by the COVID-19 pandemic and other broader macroeconomic conditions, and we expect this trend may continue until there are more clear signs of general economic recovery and stability.
Interest expense decreased for the three and six month periods ended June 30, 2021 due primarily to lower effective interest rates compared to the “as adjusted” prior periods. The prior period adjustments reflect our adoption of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) effective January 1, 2021, and in turn resulted in a one-time adjustment to eliminate certain non-cash interest expense recorded in the prior year related to our outstanding convertible debt. In addition, for the three and six month periods ended June 30, 2021, we recorded lower amortization of certain debt issuance costs compared to the “as adjusted” prior period, also resulting from the adoption of ASU 2020-06.
For the six month period ended June 30, 2020, other income (expense), net consisted primarily of expense related to declines in the fair value of our previous holdings of Veracyte common stock subsequent to concluding the sale to Veracyte of part of our business during the fourth quarter of 2019. The holdings of Veracyte common stock were restricted for a certain period of time following the transaction and all shares received as part of the transaction consideration were sold subsequent to June 30, 2020. There was no similar activity for the six month period ended June 30, 2021. In addition, other income (expense), net for the six month period ended June 30, 2020 included certain state and local tax payments which were not recurring in subsequent periods and for which certain amounts have been recovered in 2021.
During the six month period ended June 30, 2020, in conjunction with closing our convertible debt financing in March 2020, we terminated our existing term loan facility with Capital Royalty Group and our revolving credit facility with Silicon Valley Bank, and as a result we recorded a one-time charge of $7.1 million representing certain fees and prepayment penalties associated with terminating these facilities. These costs were included in loss on extinguishment of debt and termination of revolving loan facility as presented above.
Liquidity and Capital Resources
As of June 30, 2021, we had cash, cash equivalents and short-term investments of $398.0 million, compared to $440.7 million as of December 31, 2020. We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
During 2020 and the first half of 2021, the COVID-19 pandemic impacted our ability to solicit and fulfill customer orders and record related product and service revenue at levels comparable to historical periods. As the business effects of the COVID-19 pandemic have subsided, we have begun to see customer activity and our revenue recover to closer to pre-pandemic levels. However, a resurgence of COVID‑19 (or a variant thereof) could occur at any time. To the extent such a resurgence may occur, we would expect any such resurgence to have a negative impact on our customers’ ability to conduct research and on our ability to actively engage with our customers and take or fulfill customer orders, which in turn would negatively impact our liquidity and capital resources. However, we cannot predict with any certainty the extent to which any resurgence in COVID-19 or a variant thereof would impact our liquidity and capital resource position, and it is possible that the effects of such a resurgence would have different or more severe impacts than we have experienced in the past.

Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Any future funding requirements will depend on many factors, including: any new developments relating to the COVID-19 or related pandemic and the impact on our customer and operational activity; market acceptance and the level of sales of our existing products and new product candidates; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing, and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions. We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through partnership, collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds we may have to liquidate some or all of our assets; delay, reduce the scope or eliminate some or all of our research and development programs, launch activities, or commercialization of our products; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; or reduce marketing, customer support, or other resources devoted to our products; or cease operations.
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property, and, to a lesser extent, sales of certain assets. Our cash used in operations for the six months ended June 30, 2021 was $44.2 million.
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
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(44,167)	$(50,139)
Cash (used in) provided by investing activities	(210,283)	42,333
Cash provided by financing activities	2,991	147,246

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
For the six month period ended June 30, 2021, net cash used in operating activities consisted of our net loss of $54.7 million, and net increases in our operating assets and liabilities of $9.1 million, partially offset by $19.6 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of our right-of-use assets.
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
Investing Cash Flows
Our most significant investing activities for the six month periods ended June 30, 2021 and 2020 were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
During the six month periods ended June 30, 2021 and 2020, we purchased property and equipment totaling $3.8 million and $5.4 million, respectively. The equipment purchased during the six month period ended June 30, 2020 includes costs incurred for construction, furniture and fixtures, and manufacturing equipment utilized in our new production facility in the greater Seattle, Washington area. We believe the investments we have made to date in expanding our manufacturing capabilities will be sufficient to support the growth and expansion of our operations for the foreseeable future.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and various forms of debt facilities.
Net cash provided by financing activities for the six month period ended June 30, 2021 consisted primarily of $3.1 million of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan.
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
Contractual Obligations and Commitments
The following table reflects a summary of our contractual obligations as of June 30, 2021.

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Convertible notes(2)	$230,000	$—	$—	$230,000	$—
Lease obligations(3)	34,208	$6,541	$13,316	$12,428	$1,923
Purchase obligations(4)	47,850	32,067	15,783	—	—
Total	$312,058	$38,608	$29,099	$242,428	$1,923
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on July 1, 2021 and sustained throughout the period ended June 30, 2022, would not be material.
Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of June 30, 2021, the fair market value of the Convertible Notes was $372.0 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.

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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, and on May 19, 2021, an amended complaint, against us in the U.S. District Court for the District of Delaware. The amended complaint alleges that certain of our products, services and components, including those sold by us for use in connection with our GeoMx DSP system (the “Identified Products”), infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669, “Spatially encoded biological assays”, (b) U.S. Patent No. 10,662,467, “Spatially encoded biological assays,” (c) U.S. Patent No. 10,961,566, “Spatially encoded biological assays,”(d) U.S. Patent No. 10,983,133,“Spatially encoded biological assays,” (e) U.S. Patent No. 10,966,219, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,008,607, “Spatially encoded biological assays” (the “Asserted Patents”). The amended complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified Products, as well as the alleged infringement by others of the Asserted Patents through their use of the Identified Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. We intend to continue to vigorously defend ourselves in this ongoing litigation.
Other than the pending litigation with 10x Genomics and Prognosys, we are not engaged in any material legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Other than the pending litigation with 10x Genomics and Prognosys,we believe that there are no claims or actions pending against us currently, the ultimate disposition of which would have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
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
Our business could be adversely impacted by the effects of health epidemics and other outbreaks. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, the causative agent of coronavirus disease 2019, or COVID-19, was first reported. Since then, COVID-19 has spread across the globe and is affecting worldwide economic activity, including in the United States and European and Asia-Pacific countries. Quarantines, shelter-in-place and similar government orders have been imposed in many of the regions in which we have material operations or sales, including the greater Seattle, Washington area. As a result, our business activities originating from affected areas, including research and development, sales, manufacturing and supply chain related activities, have been, and could continue to be, adversely affected. Although restrictions related to the COVID-19 pandemic have been eased in many locations in which we do business, a resurgence in cases of COVID‑19 could occur at any time, resulting in new disruptions to our business. Disruptions have included:
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $54.7 million and $65.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $589.2 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
We have experienced significant revenue growth in recent periods and we may not achieve similar growth rates in the future. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, the recent commercial launch of our GeoMx DSP system currently for research use only is a key element of our growth strategy and will require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for GeoMx DSP or other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed. Additionally, the expected commercial launch of our Spatial Molecular Imager, or SMI, platform for research use only in the second half of 2022, is also a key element of our growth strategy and may also require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for our new SMI platform or other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed.
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
Our product and service revenue generated from sales to customers located outside of North America was approximately 35% and 32% for the six months ended June 30, 2021 and 2020, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. In December 2015, Congress passed a two-year suspension of the medical device tax from January 1, 2016 to December 31, 2017. The tax applies to our listed medical device products, which include the nCounter Dx Analysis System. In December 2019, this excise tax was permanently repealed for medical device sales, effective after December 31, 2019. The Budget Control Act of 2011 contained automatic spending cuts to the federal budget known as sequestration. As a result of sequestration, Medicare payments are reduced by 2% per year through 2030, with the exception of a temporary suspension implemented under various COVID 19 relief legislation from May 1, 2020 through the end of 2021, unless additional congressional action is taken. These or any future proposed or mandated reductions in payments and may indirectly reduce demand for our products.
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
Since its enactment, certain provisions of the ACA have been subject to judicial and Congressional challenges. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid. The United States Supreme Court granted the petitions for writs of certiorari to review this case in March 2020 and held oral arguments in November 2020. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, upholding the ACA. We cannot predict the impact of this decision, future litigation, as well as future healthcare initiatives, legislation, regulation, and other efforts implemented at the federal or state level or in countries outside of the United States in which we may do business, will have on us, our partners or customers, or our industry in general. Changes in the United States healthcare industry may result in decreased profits to us, which may adversely affect our business, financial condition and results of operations.
Risks Related to Intellectual Property
If we are unable to protect our intellectual property effectively, our business would be harmed.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of June 30, 2021, we owned or licensed approximately 37 issued U.S. patents and approximately 26 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 284 pending and granted counterpart applications worldwide, including 119 country-specific validations of 18 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
In particular, the patent positions of companies engaged in development and commercialization of genomic diagnostic tests, like Prosigna, are particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to genomic diagnostics. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014 the U.S. Patent and Trademark Office, or USPTO, published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The USPTO provided additional guidance on examination procedures pertaining to subject matter eligibility in April 2018, June 2018, January 2019 and October 2019. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory, patent ineligible subject matter; however, method of treatment claims that practically apply natural relationships should be considered patent eligible. We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the genomic diagnostic space, and any such changes could have a negative impact on our business.
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
In addition, certain of the patents we have licensed relate to technology that was developed with U.S. government grants. Federal regulations impose certain domestic manufacturing requirements with respect to some of our products embodying these patents. Additionally, under the Bayh-Dole Act, the U.S. government has certain rights to inventions developed with such grants.
Involvement in lawsuits to protect or enforce our patents and proprietary rights, to determine the scope, coverage and validity of others’ proprietary rights, or to defend against third-party claims of intellectual property infringement, could be time-intensive and costly and may adversely impact our business or stock price.
We have received notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights in the past and may from time to time receive additional notices. Some of these claims have led and may lead to litigation. We cannot assure investors that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or other rights, or the validity of our patents, trademarks or other rights, will not be asserted or prosecuted against us. For example, on May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. filed a complaint, and on May 19, 2021, an amended complaint, against us in the U.S. District Court for the District of Delaware. The amended complaint alleges infringement of certain patents described in the amended complaint, and seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees). We have evaluated the plaintiffs’ claims, and do not believe that our activities infringe any patent rights held by the plaintiffs, and we intend to vigorously defend ourselves. If the plaintiffs prevail in the pending litigation, we may be prohibited from continuing to sell our GeoMx DSP products and services in the United States and potentially elsewhere or be ordered to pay significant damages or both, either of which would have a material and adverse impact on our business. Even if we ultimately prevail in this litigation, litigation is costly, time-consuming and will divert our management’s attention, which could also have a material and adverse impact on our business. For additional information regarding this pending litigation, please refer to the section of this report titled “Legal Proceedings.”
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

NANOSTRING TECHNOLOGIES, INC.

Date:	August 5, 2021	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)