Form 10-Q
period 2021-09-30
NanoString Technologies Inc
filed 2021-11-09
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2021 there were 45,651,417 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2021

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

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$107,167	$411,848
Short-term investments	262,687	28,883
Accounts receivable, net	35,470	31,100
Inventory, net	31,095	22,959
Prepaid expenses and other	9,548	4,190
Total current assets	445,967	498,980
Property and equipment, net	21,158	20,828
Operating lease right-of-use assets	19,115	21,492
Other assets	7,144	2,895
Total assets	$493,384	$544,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,932	$5,313
Accrued liabilities	4,256	4,970
Accrued compensation and other employee benefits	15,951	15,262
Customer deposits	1,327	1,631
Deferred revenue, current portion	6,425	5,610
Operating lease liabilities, current portion	4,589	4,313
Total current liabilities	44,480	37,099
Deferred revenue, net of current portion	2,847	1,843
Long-term debt, net	224,785	172,703
Operating lease liabilities, net of current portion	22,153	25,602
Total liabilities	294,265	237,247
Commitment and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 45,639 and 44,441 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	819,630	848,891
Accumulated other comprehensive income (loss)	(24)	83
Accumulated deficit	(620,492)	(542,030)
Total stockholders’ equity	199,119	306,948
Total liabilities and stockholders’ equity	$493,384	$544,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product and service	$36,924	$30,090	$101,950	$75,730
Collaboration	226	1,755	680	5,324
Total revenue	37,150	31,845	102,630	81,054
Costs and expenses:
Cost of product and service revenue	17,154	13,962	48,258	35,691
Research and development	19,117	14,993	51,342	48,234
Selling, general and administrative	30,253	20,474	83,907	66,107
Total costs and expenses	66,524	49,429	183,507	150,032
Loss from operations	(29,374)	(17,584)	(80,877)	(68,978)
Other income (expense):
Interest income	153	333	502	1,516
Interest expense	(1,876)	(4,154)	(5,614)	(11,153)
Other income (expense), net	(223)	159	79	(1,116)
Loss on extinguishment of debt and termination of revolving loan facility	—	—	—	(7,143)
Total other expense, net	(1,946)	(3,662)	(5,033)	(17,896)
Net loss before provision for income tax	(31,320)	(21,246)	(85,910)	(86,874)
Provision for income tax	59	(71)	(83)	(200)
Net loss	$(31,261)	$(21,317)	$(85,993)	$(87,074)
Net loss per share — basic and diluted	$(0.69)	$(0.56)	$(1.90)	$(2.31)
Weighted average shares used in computing basic and diluted net loss per share	45,558	38,081	45,170	37,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(31,261)	$(21,317)	$(85,993)	$(87,074)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale debt securities	38	(192)	(107)	100
Comprehensive loss	$(31,223)	$(21,509)	$(86,100)	$(86,974)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	36,298	$4	$535,954	$145	$(431,952)	$104,151
Equity component of convertible notes, net	—	—	58,543	—	—	58,543
Warrants issued for common stock	—	—	737	—	—	737
Common stock issued for stock options and restricted stock units	948	—	6,969	—	—	6,969
Common stock issued for employee stock purchase plan	50	—	1,122	—	—	1,122
Exercise of common stock warrants, net	407	—	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,006)	—	—	(2,006)
Stock-based compensation	—	—	4,303	—	—	4,303
Net loss	—	—	—	—	(38,624)	(38,624)
Other comprehensive loss	—	—	—	(61)	—	(61)
Balance at March 31, 2020	37,703	4	605,622	84	(470,576)	135,134
Common stock issued for stock options and restricted stock units	234	—	2,673	—	—	2,673
Stock-based compensation	—	—	3,660	—	—	3,660
Net loss	—	—	—	—	(27,133)	(27,133)
Other Comprehensive income	—	—	—	354	—	354
Balance at June 30, 2020	37,937	4	611,955	438	(497,709)	114,688
Common stock issued for stock options and restricted stock units	324	—	3,429	—	—	3,429
Common stock issued for employee stock purchase plan	39	—	1,068	—	—	1,068
Stock-based compensation	—	—	4,920	—	—	4,920
Net loss	—	—	—	—	(21,317)	(21,317)
Other comprehensive loss	—	—	—	(193)	—	(193)
Balance at September 30, 2020	38,300	$4	$621,372	$245	$(519,026)	$102,595

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	44,441	$4	$848,891	$83	$(542,030)	$306,948
Cumulative effect of a change in accounting policy(1)	—	—	(58,543)	—	7,531	(51,012)
Common stock issued for stock options and restricted stock units	726	1	2,249	—	—	2,250
Common stock issued for employee stock purchase plan	38	—	1,192	—	—	1,192
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,585)	—	—	(2,585)
Stock-based compensation	—	—	7,385	—	—	7,385
Net loss	—	—	—	—	(27,712)	(27,712)
Other comprehensive loss	—	—	—	(74)	—	(74)
Balance at March 31, 2021	45,205	5	798,589	9	(562,211)	236,392
Common stock issued for stock options and restricted stock units	297	—	2,255	—	—	2,255
Stock-based compensation	—	—	8,171	—	—	8,171
Net loss	—	—	—	—	(27,020)	(27,020)
Other comprehensive loss	—	—	—	(71)	—	(71)
Balance at June 30, 2021	45,502	5	809,015	(62)	(589,231)	219,727
Common stock issued for stock options and restricted stock units	111	—	1,043	—	—	1,043
Common stock issued for employee stock purchase plan	26	—	1,236	—	—	1,236
Stock-based compensation	—	—	8,336	—	—	8,336
Net loss	—	—	—	—	(31,261)	(31,261)
Other comprehensive income	—	—	—	38	—	38
Balance at September 30, 2021	45,639	$5	$819,630	$(24)	$(620,492)	$199,119

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

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(85,993)	$(87,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,689	13,077
Depreciation and amortization	4,347	4,301
Payment of accrued interest on long-term debt	—	(2,593)
Loss on equity securities	—	300
Loss on extinguishment of long-term debt	—	7,143
Amortization of debt discount and deferred financing costs	1,069	6,141
Accretion of discount on short-term investments	(2,436)	(150)
Non-cash operating lease expense	2,553	2,417
Provision for inventory obsolescence and bad debts	2,258	15
Changes in operating assets and liabilities:
Accounts receivable	(4,739)	1,390
Inventory	(10,348)	(6,792)
Prepaid expenses and other assets	(8,265)	4,663
Accounts payable	6,975	(4,286)
Accrued liabilities	(1,161)	(1,533)
Accrued compensation and other employee benefits	958	(2,366)
Customer deposits	(304)	(4,912)
Deferred revenue	1,540	1,739
Operating lease liabilities	(3,173)	(2,262)
Net cash used in operating activities	(73,030)	(70,782)
Investing activities
Purchases of property and equipment	(4,704)	(6,808)
Purchase of internal-use software assets	(651)	—
Proceeds from sale of short-term investments	4,000	17,218
Proceeds from maturity of short-term investments	24,764	89,784
Purchases of short-term investments	(260,239)	(38,804)
Net cash (used in) provided by investing activities	(236,830)	61,390
Financing activities
Proceeds from issuance of 2025 convertible senior notes and borrowings under long-term debt agreement	—	230,000
Fees paid for issuance of 2025 convertible senior notes and long-term debt borrowings	—	(7,403)
Repayment of long-term debt	—	(80,000)
Fees paid upon extinguishment of debt	—	(4,845)
Proceeds from issuance of common stock warrants	—	737
Tax withholdings related to net share settlements of restricted stock units	(2,585)	(2,012)
Proceeds from issuance of common stock for employee stock purchase plan	2,427	2,190
Proceeds from exercise of stock options	5,547	13,077
Repayment of finance lease obligations	(170)	—
Net cash provided by financing activities	5,219	151,744
Net increase (decrease) in cash and cash equivalents	(304,641)	142,352
Effect of exchange rate changes on cash and cash equivalents	(40)	67
Cash and cash equivalents
Beginning of period	411,848	29,033
End of period	$107,167	$171,452

Supplemental disclosures
Finance lease right-of-use assets obtained in exchange for lease obligations	$448	$524
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, certain estimates are becoming more challenging, and actual results could differ materially from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
The Company generates the majority of its revenue from sales of its proprietary GeoMx DSP and nCounter Analysis systems, and related consumables. Services consist of instrument service contracts and service fees for assay processing.
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
See Note 9. Long-term Debt, Net for additional information regarding the Convertible Notes.
Leases
The Company determines if an arrangement is a lease at inception of a contract. The Company’s leasing portfolio is comprised of operating leases primarily for general office, manufacturing, and research and development purposes, and financing leases for equipment. Operating and financing lease liabilities and the corresponding right-of-use assets are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Operating lease right-of-use assets are reduced by lease incentives included in the agreement. As the existing leases do not contain an implicit interest rate, the Company estimates its incremental borrowing rate based on information available at commencement date in determining the present value of future payments. The Company includes options to extend the lease in the lease liability and right-of-use asset when it is reasonably certain that the option will be exercised. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Finance lease assets are amortized within operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or, in the instance where title does not transfer at the end of the lease term, the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term. For our short-term leases, we recognize lease payments as an expense on a straight-line basis over the lease term.
Capitalized Internal-Use Software Costs
The Company capitalizes certain development costs incurred in connection with software development for hosted third-party as well well internal-use software platforms used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of current and long-term other assets. Maintenance and training costs are expensed as incurred. Capitalized internal-use software for hosted third-party software platforms is expensed on a straight-line basis over the term of the related hosting arrangement, while capitalized costs for internal-use software platforms is amortized on a straight-line basis over the estimated useful life of the intangible asset. Costs are recorded within the consolidated statements of operations based on the functional use of the software.
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
3. Revenue from Contracts with Customers
The Company operates as a single reportable segment. The Company has one sales force that sells the Company’s nCounter instruments and GeoMx DSP instruments, consumables and related services.
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
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$8,514	$3,827	$2,154	$14,495	$21,650	$10,230	$6,176	$38,056
Consumables	13,120	3,682	1,226	18,028	36,928	11,538	3,506	51,972
Total product revenue	21,634	7,509	3,380	32,523	58,578	21,768	9,682	90,028
Service revenue	2,957	1,149	295	4,401	8,138	3,010	774	11,922
Total product and service revenue	24,591	8,658	3,675	36,924	66,716	24,778	10,456	101,950
Collaboration revenue	226	—	—	226	680	—	—	680
Total revenues	$24,817	$8,658	$3,675	$37,150	$67,396	$24,778	$10,456	$102,630

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$7,315	$4,145	$1,418	$12,878	$20,973	$8,408	$3,131	$32,512
Consumables	9,838	3,058	754	13,650	23,585	7,966	1,968	33,519
Total product revenue	17,153	7,203	2,172	26,528	44,558	16,374	5,099	66,031
Service revenue	2,368	874	320	3,562	6,328	2,625	746	9,699
Total product and service revenue	19,521	8,077	2,492	30,090	50,886	18,999	5,845	75,730
Collaboration revenue	1,755	—	—	1,755	5,324	—	—	5,324
Total revenues	$21,276	$8,077	$2,492	$31,845	$56,210	$18,999	$5,845	$81,054
Total revenue in the United States was $23.9 million, $20.5 million for the three month periods ended September 30, 2021 and 2020, respectively. Total revenue in the United States was $65.0 million, and $54.3 million for the nine month periods ended September 30, 2021 and 2020, respectively. The Company’s assets are primarily located in the United States and therefore are not allocated to any specific geographic region.

Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $8.5 million and $7.0 million as of September 30, 2021 and December 31, 2020, respectively, and customer deposits of $1.3 million and $1.6 million as of September 30, 2021 and December 31, 2020, respectively, included within the condensed consolidated balance sheets. Total contract liabilities increased by $1.2 million as of September 30, 2021 as a result of additional deferred revenue of $11.1 million associated primarily with new or extended service contracts, partially offset by the recognition of previously deferred revenue and customer deposits of $9.9 million for the completion of certain performance obligations during the period. The Company recorded contract assets of $0.6 million as of September 30, 2021 related to revenues recognized, but not yet invoiced to customers. The Company did not record any contract assets as of December 31, 2020. The Company’s contractual payment terms for its contracts with customers approximate 45 days on average.
As of September 30, 2021, unsatisfied or partially unsatisfied performance obligations related to undelivered products and service contracts were $9.9 million and are expected to be completed over the term of the related contract or as products are delivered.
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
The following shares were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Options to purchase common stock	2,138	3,196	2,349	3,546
Restricted stock units	1,318	1,624	1,356	1,552
Common stock warrants	471	479	471	518
5. Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. Additionally, the Company evaluates collectability risk over the life of its receivables in order to establish an appropriate reserve for certain receivables that may become uncollectible in future periods. The Company has not experienced significant credit losses to date. During the three and nine months ended September 30, 2021 and 2020, the Company had no customers that individually represented more than 10% of total revenue. The Company had no customers that represented more than 10% of total accounts receivable as of September 30, 2021 or December 31, 2020.
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

6. Short-term Investments
Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of September 30, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$197,737	$17	$(22)	$197,732
Government-related debt securities	33,186	—	(12)	33,174
Asset-backed securities	31,788	2	(9)	31,781
Total available-for-sale debt securities	$262,711	$19	$(43)	$262,687

Type of securities as of December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$22,338	$71	$—	$22,409
Government-related debt securities	5,000	3	—	5,003
Asset-backed securities	1,462	9	—	1,471
Total available-for-sale debt securities	$28,800	$83	$—	$28,883
The fair values of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	September 30, 2021	December 31, 2020
Maturing in one year or less	$185,131	$28,883
Maturing in one to three years	77,556	—
Total available-for-sale debt securities	$262,687	$28,883
The Company has both the intent and ability to sell its available-for-sale debt securities maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheets.
The following table summarizes investments that have been in a continuous unrealized loss position as of September 30, 2021 (in thousands).

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Corporate debt securities	$41,858	$(22)	$—	$—	$41,858	$(22)
Government-related debt securities	33,174	(12)	—	—	33,174	(12)
Asset Backed Securities	11,202	(9)	—	—	11,202	(9)
Total	$86,234	$(43)	$—	$—	$86,234	$(43)
The Company invests in securities that are rated investment grade or better. The unrealized losses on available-for-sale debt securities as of September 30, 2021 were caused primarily by interest rate increases.
The Company reviews the individual securities in its portfolio for impairment when events indicate the fair value of the investments may be below the carrying value. The Company reviews the individual securities in its portfolio for indications that unrealized losses are credit related and require an allowance to be recorded at the present value of the future expected cash flows. The Company determined unrealized losses were not for credit losses and so did not record an allowance related to its available-for-sale debt investments for the three and nine month periods ended September 30, 2021. The Company did not record any impairment charges related to its available-for-sale debt investments for the three and nine month periods ended September 30, 2021.

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
The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

	Fair value measurement using:
Type of securities as of September 30, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$94,814	$—	$—	$94,814
Short-term investments:
Corporate debt securities	—	197,732	—	197,732
Government-related debt securities	—	33,174	—	33,174
Asset-backed securities	—	31,781	—	31,781
Total	$94,814	$262,687	$—	$357,501

	Fair value measurement using:
Type of securities as of December 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$400,757	$—	$—	$400,757
Short-term investments:
Corporate debt securities	—	22,409	—	22,409
Government-related debt securities	—	5,003	—	5,003
Asset-backed securities	—	1,471	—	1,471
Total	$400,757	$28,883	$—	$429,640
In March 2020, the Company issued $230.0 million of Convertible Notes of which $88.6 million was used to repay amounts owed and fees associated with the termination of its term loan agreement and revolving line of credit as described in more detail in Note 9. Long-term Debt, Net. As of September 30, 2021, the fair value of the Convertible Notes was $301.1 million.
8. Inventory
Inventory, net of related allowances, consisted of the following as of the date indicated (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$5,260	$4,286
Work in process	8,315	5,981
Finished goods	17,520	12,692
Total inventory, net	$31,095	$22,959

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
The Company monitors the provision of the Convertible Notes that allow for certain conversion rights at each quarterly reporting date in order to determine whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. As of the date of this report, none of the outstanding convertible notes had been redeemed by the Company. Based on the closing price of our common stock of $48.01 on the last trading day of the quarter, the if-converted values of the Convertible Notes exceeded the remaining principal amounts by $1.0 million as of September 30, 2021.
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
All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balances of the Company’s Convertible Notes and previously outstanding term loan consisted of the following (in thousands):

		December 31, 2020
	September 30, 2021	As Reported	Adjustment	As Adjusted
Outstanding principal of Convertible Note	$230,000	$230,000	$—	$230,000
Less: unamortized debt discounts and issuance costs	(5,215)	(57,297)	51,012	(6,285)
Long-term debt, net	$224,785	$172,703	$51,012	$223,715
The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended September 30,
	2021	2020
		As Reported	Adjustment	As Adjusted
Contractual interest expense	$1,509	$1,493	$—	$1,493
Amortization of debt discount and issuance costs	361	2,655	(2,335)	320
Total interest expense	$1,870	$4,148	$(2,335)	$1,813

	Nine Months Ended September 30,
	2021	2020
		As Reported	Adjustment	As Adjusted
Contractual interest expense	$4,528	$3,388	$—	$3,388
Amortization of debt discount and issuance costs	1,069	5,910	(5,167)	743
Total interest expense	$5,597	$9,298	$(5,167)	$4,131
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
•our ability to successfully develop our CosMx Spatial Molecular Imager platform and pursue potential commercial applications and partnerships;
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
We currently have two commercially available product platforms: our nCounter Analysis System, or nCounter, and our GeoMx Digital Spatial Profiler, or GeoMx DSP System, both of which include instruments and related consumables. We also have a new product platform candidate, our CosMx Spatial Molecular Imager, or CosMx SMI, currently under development. We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain markets.
nCounter was launched in 2008 and was our first commercially available product platform. nCounter can be used to analyze the activity of up to 800 genes in a single experiment. nCounter is also used by clinicians to analyze gene activity relevant for diagnostic applications. nCounter is used to conduct what is known as bulk gene activity, or gene expression, analysis, whereby biological samples are first reduced, and then the level of gene expression is measured at its average level throughout the totality of the sample. As of September 30, 2021, we had an installed base of approximately 1,030 nCounter systems, which our customers have used to publish more than 4,900 peer-reviewed scientific papers.
GeoMx DSP, which was launched in 2019, is our second commercially available product platform. GeoMx DSP is designed to enable the field of spatial biology. While nCounter and other predominantly used gene expression analysis technologies use bulk analysis approaches, GeoMx DSP is used to facilitate the analysis of specifically selected regions of a biological sample in order to see how gene activity might vary across those regions or in certain cell types. As of September 30, 2021, we had an installed base of approximately 225 GeoMx DSP systems, which our customers have used to publish approximately 70 peer-reviewed scientific papers.
GeoMx DSP operates by enabling users to prepare and select certain regions of a sample in which to study gene or protein expression, without the need to reduce or destroy the sample. After a researcher selects regions of interest, GeoMx DSP arranges the biological information extracted from these regions to be subsequently quantified and analyzed, or “read out,” by a platform such as nCounter, or by a next generation sequencer, or NGS, system, such as those manufactured by Illumina, Inc. When GeoMx DSP was first made commercially available, researchers were only able to read out information on up to 96 biological targets from each of their GeoMx-selected regions of interest using nCounter. Beginning in August 2020, we added software capabilities and consumables, including our Cancer Transcriptome and Whole Transcriptome Atlas consumable products, for GeoMx that enabled information in regions of interest to be read out using Illumina NGS systems, which significantly expanded the number of biological targets researchers can choose to analyze in selected regions. Linking GeoMx DSP with NGS also significantly expands our total potential market opportunity. As of September 30, 2021 there were more than 17,000 Illumina NGS systems installed globally.
In advance of and subsequent to our commercial launch of GeoMx DSP in 2019, we have offered selected customers the opportunity to send biological samples to our Seattle facilities to be analyzed by us using GeoMx DSP under our technology access program, or TAP. Upon completion of each project, the raw data and an analysis report are typically provided to the customer. As of September 30, 2021, we have conducted over 690 TAP projects for approximately 310 customers.
We have discovered other novel spatial biology applications that utilize our core technology. Our new CosMx SMI platform is designed to combine the spatial profiling of a large number of biological targets with high-resolution imaging. The CosMx SMI is expected to enable the analysis of up to 1,000 biological targets directly from single cells within morphologically intact tissue samples, as compared to GeoMx DSP which typically offers such profiling across regions containing multiple cells. CosMx SMI incorporates a proprietary version of our chemistry that was originally developed as part of our NGS sequencing, or Hyb & Seq, platform development program. We currently expect the CosMx SMI instrument and consumables to be made commercially available in the second half of 2022.
We derive a substantial majority of our revenue from the sale of our products, which consist of our nCounter and GeoMx DSP instruments and related proprietary consumables. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. Our consumables include our standardized nCounter and GeoMx DSP panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and the Prosigna breast cancer assay which is manufactured for our partner Veracyte Inc, or Veracyte. We also derive revenue from processing fees related to proof-of-principle studies, including from our GeoMx DSP TAP and in future periods, from our CosMx TAP, which we conduct for potential customers. For nCounter, GeoMx DSP, and in future periods, for our CosMx SMI, we offer extended service contracts and generate service revenue accordingly.
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables, including our panels, custom code sets and reagent packages, at our greater Seattle, Washington area facilities.
We focus a substantial portion of our resources on developing new technologies, products, and solutions. Research and development expense totaled $51.3 million and $48.2 million for the nine months ended September 30, 2021 and 2020, respectively. We intend to continue to make significant investments in research and development to support our existing instrument platforms and related consumable offerings, as well as research and development of new technologies.
Our product and service revenue increased 35% to $102.0 million for the nine months ended September 30, 2021, compared to $75.7 million for the first nine months of 2020. Our total revenue was $102.6 million for the nine months ended September 30, 2021, compared to $81.1 million for the first nine months of 2020. We have never been profitable and had net losses of $86.0 million and $87.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, our accumulated deficit was $620.5 million.
Results of Operations
Revenue
Our product revenue consists of sales of nCounter and GeoMx DSP, including instruments and related consumables. Service revenue consists of fees associated with service contracts and conducting proof-of-principle studies, including programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using nCounter or GeoMx DSP. Collaboration revenue is derived primarily from our now concluded collaboration with Lam Research Corporation, or Lam, and also, historically, our terminated collaboration with Celgene.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors, and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2021		2020		% Change	2021		2020		% Change
	(Dollars in thousands)
Americas	$24,817	67%	$21,276	67%	17%	$67,396	66%	$56,210	70%	20%
Europe & Middle East	8,658	23%	8,077	25%	7%	24,778	24%	18,999	23%	30%
Asia Pacific	3,675	10%	2,492	8%	47%	10,456	10%	5,845	7%	79%
Total revenue	$37,150	100%	$31,845	100%	17%	$102,630	100%	$81,054	100%	27%

The following table reflects the breakdown of our revenue into the primary components of product, service and collaboration.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands)			(Dollars in thousands)
Product revenue:
Instruments	$14,495	$12,878	13%	$38,056	$32,512	17%
Consumables	18,028	13,650	32%	51,972	33,519	55%
Total product revenue	32,523	26,528	23%	90,028	66,031	36%
Service revenue	4,401	3,562	24%	11,922	9,699	23%
Total product and service revenue	36,924	30,090	23%	101,950	75,730	35%
Collaboration revenue	226	1,755	(87)%	680	5,324	(87)%
Total revenue	$37,150	$31,845	17%	$102,630	$81,054	27%
Instrument revenue during the three and nine month periods ended September 30, 2021 increased as compared to the same periods in 2020, due primarily to increased commercial shipments of our GeoMx DSP and nCounter systems. For the three and nine month periods ended September 30, 2020, our GeoMx DSP and nCounter DSP instrument shipments were negatively impacted by the COVID-19 global pandemic, where certain of our customers experienced full or partial closures of their operations or facilities, which reduced their ability to complete purchases or receive product shipments.
Consumables revenue includes sales of consumables for both nCounter and GeoMx DSP, and also includes sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue increased for the three and nine month periods ended September 30, 2021 as compared to the same periods in 2020. In 2020, the COVID-19 pandemic negatively impacted our customers’ ability to access laboratories to conduct research, complete purchases and receive product shipments. The pandemic, and the resulting lower customer activity, had the most significant impact on our nCounter consumables revenue during the second quarter of 2020. Both nCounter and GeoMx consumable sales increased for the three and nine month periods in 2021 as compared to the same periods in 2020, as a result a partial resumption of customer activity as compared to the same periods in 2020, and due to our increased installed bases of instruments as compared to the same periods of 2020 and, in the case of GeoMx DSP, the introduction of new consumables content such as our Cancer Transcriptome and Whole Transcriptome Atlas products. These increases were partially offset by the continuing impact of the COVID-19 pandemic on customer activity and order levels in certain geographies or customer segments. nCounter consumables were most materially impacted, particularly in certain of our larger pharmaceutical industry customers that are focused on oncology-related biomarker studies in human clinical trials and where enrollment in certain trials using nCounter has lagged pre-pandemic levels.
Service revenue increased for the three and nine month periods ended September 30, 2021 as compared to the same periods of 2020, due primarily to growth in the installed bases and the corresponding GeoMx DSP and nCounter service contracts as compared to the same periods of 2020, as well as increased revenue generated from our GeoMx DSP and other technology access programs, or TAP, as compared to the same periods of 2020.
During 2020 and 2021, the COVID-19 pandemic impacted our ability to solicit and fulfill customer orders, and record related product and service revenue. While all revenue categories have been impacted due to lab closures and lower customer activity, nCounter-related consumables revenue has been impacted most substantively, given our higher installed base of nCounter systems. The business effects of the COVID-19 pandemic have recently mitigated, and we have begun to see resumption in customer activity. However, a resurgence of COVID-19 or a variant thereof, such as the Delta variant, could recur at any time, with a resulting impact on our business. To the extent there is a resurgence in cases of COVID-19 (or a variant thereof), we expect any such resurgence to have a negative impact on our customers’ ability to conduct research and our ability to actively engage with our customers and receive and fulfill customer orders. As in the past, we would expect our revenue to be negatively impacted overall, and our consumables revenue to be more severely impacted as consumables revenue more closely correlates with day-to-day customer research activity. However, we cannot predict with any certainty the extent to which any resurgence in COVID-19 or a variant thereof would impact our business, and it is possible that the effects of such a resurgence would have different or more severe impacts on our business than we have experienced in the past.
With consideration to these potential negative impacts on our business related to COVID-19, we expect our product and service revenue may continue to increase in future periods, as a result of the growth in sales of GeoMx DSP instruments and consumables, the launch of our CosMx SMI instrument platform and related consumables, and the introduction of new GeoMx DSP and nCounter consumables, services, software or other products.

Collaboration revenue decreased for the three and nine month periods ended September 30, 2021 as compared to the same periods in 2020, due primarily to decreased activity levels after our receipt of the full commitment of development funding of $50.0 million from Lam during 2019. We recognized no collaboration revenue related to our agreement with Lam for the three and nine month periods ended September 30, 2021 and Lam represented $1.4 million and $4.3 million of our collaboration revenue for the three and nine month periods ended September 30, 2020.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)			(Dollars in thousands)
Cost of product and service revenue	$17,154	$13,962	23%	$48,258	$35,691	35%
Product and service gross profit	$19,770	$16,128	23%	$53,692	$40,039	34%
Product and service gross margin	54%	54%		53%	53%
For the three and nine month periods ended September 30, 2021, cost of product and service revenue increased as compared to the same periods of 2020, due primarily to costs associated with increased commercial sales and shipments of nCounter and GeoMx DSP systems, investments made to support growth of our consumable manufacturing capabilities for nCounter and GeoMx, costs associated with providing service for our growing installed base of systems and additional costs incurred to support our TAP service for GeoMx and CosMx SMI.
Our gross margins on product and service revenue for the three and nine months period ended September 30, 2021 were comparable to the same periods of 2020, as the favorable gross margin impact of increased consumables revenue in the respective current year periods was offset by increased sales of lower gross margin GeoMx DSP instruments, additional investments made in our manufacturing capacity and by increased costs associated with providing our TAP service for GeoMx and CosMx SMI.
With consideration to the potential negative impact any future resurgence of COVID-19 (or a variant thereof) may have on our business, which may impact our product and service revenue growth and the related costs incurred, we expect our cost of product and service revenue to increase in future periods. These potential increases would coincide with anticipated growth in sales of GeoMx DSP instruments, nCounter and GeoMx DSP consumables and our TAP services, as well as the expected launch of our CosMx SMI instrument and related consumables. We also expect to continue making investments in our operations to support the growth of our business.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands)			(In thousands)
Research and discovery	$11,971	$7,706	55%	$29,994	$26,208	14%
Manufacturing, support and service	1,761	2,287	(23)%	5,503	6,802	(19)%
Product and process engineering	2,180	2,174	—%	6,452	6,832	(6)%
Regulatory and medical affairs	395	154	156%	1,077	1,306	(18)%
Facilities and overhead	2,810	2,672	5%	8,316	7,086	17%
Total research and development expense	$19,117	$14,993	28%	$51,342	$48,234	6%
Research and development expenses for the three and nine month periods ended September 30, 2021 increased as compared to the same periods in 2020, due primarily to higher consulting and personnel-related costs for our ongoing research and development and product and service improvement programs, in particular for GeoMx DSP and CosMx SMI. For the nine month period ended September 30, 2021, increases in personnel related and consulting costs were partially offset by lower expenses associated with research supplies consumed during the period.
We expect research and development expense may increase in future periods, reflecting the impact of increasing investments in GeoMx DSP, CosMx SMI and other future projects and technologies.
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
Selling, general, and administrative expense was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expense	$30,253	$20,474	48%	$83,907	$66,107	27%
The increase in selling, general, and administrative expense for the three and nine month periods ended September 30, 2021 as compared to the same periods in 2020 is due primarily to increased investments made to expand our commercial sales team to support GeoMx DSP-related commercial initiatives, as well as increases in stock compensation expense, investments in software and professional fees. For the nine month period ended September 30, 2021, these increases were partially offset by a reduction in certain state and local taxes for which we received a partial refund of previously paid amounts, as well as lower travel and trade show related costs resulting from reduced activities due to the COVID-19 pandemic.
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

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020			% Change
					As Reported	Adjustment	As Adjusted
	(In thousands)			(In thousands)
Interest income	$153	$333	(54)%	$502	$1,516	$—	$1,516	(67)%
Interest expense	(1,876)	(4,154)	(55)%	(5,614)	(11,153)	2,335	(8,818)	(36)%
Other income (expense), net	(223)	159	(240)%	79	(1,116)	—	(1,116)	(107)%
Loss on extinguishment of debt and termination of revolving loan facility	—	—	N/A	—	(7,143)	—	(7,143)	N/A
Total other expense, net	$(1,946)	$(3,662)	(47)%	$(5,033)	$(17,896)	$2,335	$(15,561)	(68)%
Interest income decreased for the three and nine month periods ended September 30, 2021 compared to the same periods in the prior year. We continue to maintain a cash preservation investment strategy and, as a result, held the majority of our cash and cash equivalents in money market or other short duration fixed income positions for which yields were very low. In general, investment yields have been constrained by the COVID-19 pandemic and other broader macroeconomic conditions, and we expect this trend may continue until there are more clear signs of general economic recovery and stability.
Interest expense decreased for the three and nine month periods ended September 30, 2021 due primarily to lower effective interest rates compared to the “as adjusted” prior periods. The prior period adjustments reflect our adoption of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) effective January 1, 2021, and in turn resulted in a one-time adjustment to eliminate certain non-cash interest expense recorded in the prior year related to our outstanding convertible debt. In addition, for the three and nine month periods ended September 30, 2021, we recorded lower amortization of certain debt issuance costs compared to the “as adjusted” prior period, also resulting from the adoption of ASU 2020-06.
For the nine month period ended September 30, 2020, other income (expense), net consisted primarily of expense related to declines in the fair value of our previous holdings of Veracyte common stock subsequent to concluding the sale to Veracyte of part of our business during the fourth quarter of 2019. The holdings of Veracyte common stock were restricted for a certain period of time following the transaction and all shares received as part of the transaction consideration were sold subsequent to September 30, 2020. There was no similar activity for the nine month period ended September 30, 2021. In addition, other income (expense), net for the nine month period ended September 30, 2020 included certain state and local tax payments which were not recurring in subsequent periods and for which certain amounts have been recovered in 2021.
During the nine month period ended September 30, 2020, in conjunction with closing our convertible debt financing in March 2020, we terminated our existing term loan facility with Capital Royalty Group and our revolving credit facility with Silicon Valley Bank, and as a result we recorded a one-time charge of $7.1 million representing certain fees and prepayment penalties associated with terminating these facilities. These costs were included in loss on extinguishment of debt and termination of revolving loan facility as presented above.
Liquidity and Capital Resources
As of September 30, 2021, we had cash, cash equivalents and short-term investments of $369.9 million, compared to $440.7 million as of December 31, 2020. We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
During 2020 and 2021, the COVID-19 pandemic impacted our ability to solicit and fulfill customer orders and record related product and service revenue at levels comparable to historical periods. As the business effects of the COVID-19 pandemic have begun to subside, customer activity and revenue has begun to recover. However, a resurgence of COVID‑19 (or a variant thereof) could occur at any time. To the extent such a resurgence may occur, we would expect any such resurgence to have a negative impact on our customers’ ability to conduct research and on our ability to actively engage with our customers and take or fulfill customer orders which, in turn, would negatively impact our liquidity and capital resources. However, we cannot predict with any certainty the extent to which any resurgence in COVID-19 or a variant thereof would impact our liquidity and capital resource position and it is possible that the effects of such a resurgence would have different or more severe impacts than we have experienced in the past.

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
Sources of Funds
Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property, and, to a lesser extent, sales of certain assets. Our cash used in operations for the nine months ended September 30, 2021 was $73.0 million.
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
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(73,030)	$(70,782)
Cash (used in) provided by investing activities	(236,830)	61,390
Cash provided by financing activities	5,219	151,744

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
For the nine month period ended September 30, 2021, net cash used in operating activities consisted of our net loss of $86.0 million and net increases in our operating assets and liabilities of $18.5 million, partially offset by $31.5 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of our right-of-use assets.
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
Investing Cash Flows
Our most significant investing activities for the nine month periods ended September 30, 2021 and 2020 were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.
During the nine month periods ended September 30, 2021 and 2020, we purchased property and equipment totaling $4.7 million and $6.8 million, respectively. The equipment purchased during the nine month periods ended September 30, 2021 and 2020 includes costs incurred for construction, furniture and fixtures, and manufacturing equipment utilized in our new production facility in the greater Seattle, Washington area. In addition, we have made certain investments in internal-use software totaling $0.7 million for the nine month period ended September 30, 2021. There were no similar investments in internal-use software for the same period in 2020. We may make additional investments in property and equipment in future periods to support the growth of our business, including in additional manufacturing capacity to support the growth in sales of GeoMx DSP consumables as well as the commercial launch of new product platforms such as CosMx SMI.
Financing Cash Flows
Historically, we have funded our operations through the issuance of equity securities and various forms of debt facilities.
Net cash provided by financing activities for the nine month period ended September 30, 2021 consisted primarily of $5.4 million of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan.
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
Contractual Obligations and Commitments
The following table reflects a summary of our contractual obligations as of September 30, 2021.

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Convertible notes(2)	$230,000	—	$—	$230,000	$—
Lease obligations(3)	32,852	$6,651	$13,514	$9,949	$2,738
Purchase obligations(4)	47,972	$41,933	6,039	—	—
Total	$310,824	$48,584	$19,553	$239,949	$2,738
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on October 1, 2021 and sustained throughout the period ended September 30, 2022, would not be material.
Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of September 30, 2021, the fair market value of the Convertible Notes was $301.1 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.

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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business could be adversely impacted by the effects of health epidemics and other outbreaks. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, the causative agent of coronavirus disease 2019, or COVID-19, was first reported. Since then, COVID-19 has spread across the globe and is affecting worldwide economic activity, including in the United States and European and Asia-Pacific countries. Quarantines, shelter-in-place and similar government orders have been imposed in many of the regions in which we have material operations or sales, including the greater Seattle, Washington area. As a result, our business activities originating from affected areas, including research and development, sales, manufacturing and supply chain related activities, have been, and could continue to be, adversely affected. Although restrictions related to the COVID-19 pandemic have been eased in many locations in which we do business, a resurgence in cases of COVID‑19 could occur at any time, resulting in new disruptions to our business. Disruptions have included:
•the temporary closure of our manufacturing facilities and/or those used in our supply chain processes;
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $86.0 million and $87.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $620.5 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
We have experienced significant revenue growth in recent periods and we may not achieve similar growth rates in the future. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, the recent commercial launch of our GeoMx DSP system currently for research use only is a key element of our growth strategy and will require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for GeoMx DSP or other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed. Additionally, the expected commercial launch of our CosMx Spatial Molecular Imager, or CosMx SMI, platform for research use only in the second half of 2022, is also a key element of our growth strategy and may also require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for our new CosMx SMI platform or other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed.
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
We also develop and introduce new products, such as our GeoMx DSP system, which was commercially launched in 2019, and the expected commercial launch of our CosMx SMI platform in the second half of 2022. We anticipate that scaling and training our sales force to attract new customers will require substantial time and expense. Any failure to expand our existing customer base through the launch of our GeoMx DSP system and the expected launch of our CosMx SMI platform or other new applications and products would adversely affect our operating results.
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
Few research and development projects result in successful commercial products. At any point, we may abandon development of a product candidate, which would adversely impact potential revenue and our expenses. In addition, any delay in product development would provide others with additional time to commercialize competing products before we do, which in turn may adversely affect our growth prospects and operating results. For example, our inability to successfully develop the CosMx SMI platform would negatively impact our prospects for future revenue growth.
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
In addition, we expect to commercially launch our new CosMx SMI platform in the second half of 2022. The CosMx SMI is designed to combine the spatial profiling of a large number of biological targets with high-resolution imaging. The CosMx SMI is expected to enable the analysis of up to 1,000 biological targets directly from single cells within morphologically intact tissue samples, as compared to GeoMx DSP, which typically offers such profiling across regions containing multiple cells. Even if we successfully develop and launch our CosMx SMI platform, we cannot be certain that the market opportunity for the instrument and any related consumables will develop as we expect.
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
Our product and service revenue generated from sales to customers located outside of North America was approximately 35% and 33% for the nine months ended September 30, 2021 and 2020, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
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
We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems, and those of our vendors, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, ransomware or other malicious code, or other disruptive events including but not limited to natural disaster. We are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems, and those of our vendors, are potentially vulnerable to data security breaches and other security incidents—whether by employees or others—which may expose sensitive data to unauthorized persons. Such data security breaches and incidents, whether resulting from hacking, social engineering, phishing, or other causes could lead to the loss of confidential information, financial assets, trade secrets or other intellectual property, or could lead to unauthorized access to or use, modification, disclosure, loss or acquisition of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves or of third parties that we maintain, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, any such access, disclosure or other loss of information could result in legal claims, investigations or proceedings by governmental entities or private parties, adverse publicity and harm to our reputation, loss of business, and liability under laws or regulations, including privacy and data protection laws and regulations and the E.U. General Data Protection Regulation, or GDPR, and other laws and regulations, the breach of which could result in significant penalties and other liabilities. In addition, these breaches and incidents and other inappropriate access can be difficult to detect, and any delay in identifying them and responding to or otherwise remediating them may lead to increased harm of the type described above. We expect to continue to expend significant resources to protect against security breaches and incidents, and could be required to expend significant amounts to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to customers or other persons or implementing additional security measures. With the increase in personnel working remotely during the COVID-19 pandemic, we and our vendors are at increased risk for security breaches and incidents. We are taking steps in an effort to monitor and enhance the security of our technology systems and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our technology systems or data or other data or information that we maintain or that otherwise is processed in our business.
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
In August 2020, the Department of Health and Human Services, or HHS, announced rescission of guidances and other informal issuances of FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. Although the Biden administration has not taken affirmative steps to rescind this August 2020 announcement issued by the previous administration, this 2020 policy statement is no longer posted on the HHS website.
Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). It is unclear how such action as well as future legislation by federal and state governments and changes in FDA regulation will impact the industry, including our business and that of our customers. Any restrictions on LDTs, IVDs, or RUO products by the FDA, HHS, Congress, or state regulatory authorities could decrease the demand for our products. Additionally, compliance with additional regulatory burdens could be time consuming and costly for us and our partners and customers. The adoption of the new restrictions on RUOs, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can continue to sell our products to certain customers.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the U.S. and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including standard contractual clauses approved by the European Commission, or the SCCs, and the EU-U.S. and Swiss-U.S. Privacy Shield programs administered by the U.S. Department of Commerce. Despite this, we may be unsuccessful in maintaining conforming means of transferring personal data from the EEA, in particular as a result of continued legal and legislative activity within the EEA. Both the U.S.-E.U. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the European Union, or CJEU, issued a decision invalidating the EU-U.S. Privacy Shield and imposing additional requirements in connection with the use of the SCCs. The European Commission issued new SCCs in June 2021 that account for the CJEU’s decision that other developments, which need to be put in place for new contracts involving the transfer of personal data from the EEA to a third country as of September 27, 2021, and by December 27, 2022, replace previous SCCs included in existing contracts concluded before September 27, 2021. We are assessing these developments and their impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
The United Kingdom left the EU, effective January 31, 2020, also known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. The United Kingdom maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million, or four percent, of worldwide revenues. Uncertainty remains regarding the future of data protection in the United Kingdom. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the United Kingdom. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR and other United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated.
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
Since its enactment, certain provisions of the ACA have been subject to judicial and Congressional challenges. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA, which remains in effect in its current form. We cannot predict the impact of these decisions, future litigation, as well as future healthcare initiatives, legislation, regulation, and other efforts implemented at the federal or state level or in countries outside of the United States in which we may do business, will have on us, our partners or customers, or our industry in general. Changes in the United States healthcare industry may increase our compliance burden, expose us to greater liability, result in decreased profits to us, and adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property
If we are unable to protect our intellectual property effectively, our business would be harmed.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2021, we owned or licensed approximately 35 issued U.S. patents and approximately 28 pending U.S. patent applications, including provisional and non-provisional filings. We also owned or licensed approximately 311 pending and granted counterpart applications worldwide, including 126 country-specific validations of 19 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States or outside the U.S. Furthermore, in the biotechnology field, courts frequently render opinions that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of methods for analyzing or comparing biological macromolecules including nucleic acids, such as DNA and RNA, and proteins.
In particular, the patent positions of companies engaged in development and commercialization of genomic diagnostic tests, like Prosigna, are particularly uncertain. Various United States courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to genomic diagnostics. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014 the U.S. Patent and Trademark Office, or USPTO, published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The USPTO provided additional guidance on examination procedures pertaining to subject matter eligibility in April 2018, June 2018, January 2019 and October 2019. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory, patent ineligible subject matter; however, method of treatment claims that practically apply natural relationships should be considered patent eligible. We cannot assure investors that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the genomic diagnostic space, and any such changes could have a negative impact on our business.
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

NANOSTRING TECHNOLOGIES, INC.

Date:	November 9, 2021	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2021	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)