Form 10-K
period 2021-12-31
NanoString Technologies Inc
filed 2022-03-01
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). (Check one):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $2.9 billion. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
There were 45,944,790 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on February 22, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

NANOSTRING TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

PART I
Item 1.         Business
Overview
NanoString develops, manufactures and markets technologies that unlock scientifically valuable and clinically actionable information from minute amounts of biological material, primarily for life science researchers in the fields of genomics and proteomics. Our mission is to provide a portfolio of solutions that allow our customers to map the universe of biology, enabling scientific discoveries that can improve the human condition.
Our technologies include proprietary chemistries that enable the labeling and counting of single molecules. Our product platforms are used for scientific and clinical research applications, often in connection with pharmaceutical product development and human clinical trials of potential new therapies. Our customers include leading biopharmaceutical laboratories and academic and government research institutions. We currently offer two commercially available product platforms, our nCounter Analysis System, or nCounter, and our GeoMx Digital Spatial Profiler, or GeoMx DSP, system. We have one additional product platform under development, our CosMx Spatial Molecular Imager, or CosMx SMI, system. All NanoString product platforms include instruments, related consumables, software and services.
Every living organism has a genome that contains a full set of biological instructions required to build and maintain life. A gene is a specific set of instructions embedded in the deoxyribonucleic acid, or DNA, of a cell. For a gene to be “turned on,” or “expressed”, a cell must first transcribe a copy of a portion, or sequence, of its DNA code into molecules of messenger ribonucleic acid, or RNA. Then, the cell translates the expressed information contained in RNA into proteins that form the building blocks of organisms and biological processes.
The decoding of the human and other genomes, and the generation of large amounts of genetic information, or gene sequence data, have led researchers to seek to understand which genes among the decoded sequences may be expressed at any given time, and how networks of genes may work together to produce a biological condition or function. Researchers determine which genes are expressed, and in what magnitude, by measuring levels of selected RNA or proteins that may be present in a biological sample. The desire to map and interpret gene expression patterns has led to demand for technologies that can precisely and efficiently measure the expression level of hundreds of genes simultaneously.
Demand for these new or improved technologies has been driven by researchers in areas such as cancer, immunology, neurology and infectious disease. Researchers in these fields are increasingly attempting to determine which sequences of genes or mutations are important in disease-related biological pathways so new potential treatments might be developed. For example, in the field of cancer, researchers and clinicians have learned that cancer cell behavior is impacted by multiple genes and that analysis of these factors together may be important in determining whether or not a cancer might be responsive to a certain treatment. In addition, more cancers are being detected earlier and tumor samples are becoming smaller and smaller. Tumor samples are often stored in a format known as formalin-fixed paraffin embedded, or FFPE, which complicates subsequent analysis of genetic material. Researchers and clinicians may face similar challenges with analysis of biological samples in other therapeutic areas of interest.
Our nCounter platform, which was commercially launched in 2008, is used to conduct what is known as bulk gene expression analysis, whereby biological samples are first reduced, or broken down, and then gene expression, specifically quantities of selected RNA or proteins, are measured at their average levels throughout the totality of the sample. nCounter can be used to analyze the activity of up to 800 genes in a single experiment.
GeoMx DSP, which was commercially launched in 2019, is a pioneering product platform in the emerging field of spatial biology. While nCounter and other common gene expression analysis technologies use bulk analysis approaches, GeoMx DSP is used to analyze selected regions of an intact biological sample without the need to break down the sample, enabling researchers to see how gene expression might vary across those regions. After a researcher selects regions of interest, GeoMx DSP arranges the biological information extracted from these regions to be subsequently quantified and analyzed, or “read out,” by a platform such as nCounter, whereby researchers can obtain information on up to 96 biological targets per selected region of interest, or by a next generation sequencer, or NGS, system, such as systems manufactured by Illumina, Inc., whereby researchers can obtain information on up to approximately 18,000 biological targets, or the RNA from every gene in the genome, per selected region of interest.
CosMx SMI, which is expected to become commercially available in the second half of 2022, is a new product platform under development in the field of spatial biology. CosMx SMI is being developed to complement our GeoMx DSP. While GeoMx DSP offers researchers the ability to profile gene expression activity in a selected region of interest that may contain multiple cells or cell types, CosMx SMI is designed to enable multiplexed spatial profiling of RNA and protein targets at a single and sub-cellular resolution level. While GeoMx allows for more rapid, higher throughput analysis of gene expression activity in selected regions of interest, CosMx is designed to allow researchers to “drill down” into a specific single cell or sub-

cellular area in a region of interest to gather more information as desired or required. At the time of commercial launch, CosMx SMI is expected to enable the analysis of up to 1,000 RNA targets, or up to 100 protein targets, at a single or sub-cellular level of resolution within morphologically intact tissue samples.
All NanoString product platforms have the versatility to detect both RNA and protein expression and are able to generate reliable and reproduceable data in a variety of biological sample types, including formalin fixed paraffin embedded, or FFPE, sample types.
We market and sell our systems and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain international markets. As of December 31, 2021, we had an installed base of approximately 1,050 nCounter systems, which our customers have used to publish more than 5,200 peer-reviewed scientific papers. As of December 31, 2021, we had an installed base of approximately 255 GeoMx DSP systems, which our customers have used to publish approximately 90 peer-reviewed scientific papers. We generated revenue of $145.1 million, $117.3 million and $125.6 million in 2021, 2020 and 2019, respectively, while incurring net losses of $115.3 million, $110.1 million and $40.7 million in 2021, 2020 and 2019, respectively.
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
This Annual Report on Form 10-K includes our trademarks and registered trademarks, including “NanoString”, “NanoString Technologies”, “nCounter”, “nCounter SPRINT”, “nSolver”, “GeoMx” and “CosMx”. Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

Industry
Background
Every living organism has a genome that contains a full set of biological instructions required to build and maintain life. A gene is a specific set of instructions embedded in the DNA of a cell. For a gene to be “turned on,” or “expressed,” the cell must first transcribe a copy of its DNA code, or sequence, into molecules of messenger RNA. Then, the cell translates the expressed information contained in RNA into proteins that control most biological processes. In addition to the translated RNAs, there are many types of non-coding RNAs that are involved in many cellular processes and the control of gene expression, including microRNA, or miRNA.
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
•analyze the activity of genes within the existing structural integrity, or spatial orientation, of a biological sample;
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
The interest in new methods of interrogation has led to the development of new research technologies. Certain technologies that have been rapidly adopted by researchers have focused primarily on determining the sequence of a person’s or organism’s DNA, in order to assess how differences among individuals might be predictive of health or disease. In particular, a technology known as next generation sequencing, or NGS, has become widely adopted. In recent years NGS use has accelerated, as the technology has improved and the cost to sequence DNA using NGS has declined. As of December 31, 2021, there were more than 20,000 Illumina NGS systems installed in laboratories globally.
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
Researchers interested in multiplex gene expression or biological pathway analysis have traditionally performed experiments using microarrays or quantitative polymerase chain reaction, or qPCR, and protein expression experiments using flow cytometry, mass spectrometry, immunohistochemistry or enzyme-linked immunosorbent assay, or ELISA, assays. Many of these techniques have been available for decades, and while suitable for analyzing the expression of a smaller number of genes, may not be cost effective or scalable enough to study biological pathways. While these types of experiments could be repeated to analyze expression of multiple genes, they are often destructive of biological samples, creating limitations given the amounts of biological sample that may be available. These methods also destroy the spatial integrity of the sample, eliminating any potential analysis of differences in how genes may be expressed based on where a cell or cells are situated in tissue, or how they may be interacting with other cells or biological functions. These types of experiments may also involve library preparation and amplification steps that can be cumbersome or time consuming or that may introduce the possibility of measurement errors.
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
In both life sciences research and clinical medicine, there is a growing need for improved technologies that can easily, precisely and rapidly measure the activation state of hundreds to thousands of genes simultaneously across a large number of precious samples. Furthermore, there is an emerging desire for technologies that could enable researchers and clinicians to understand gene expression activity in tissue as it is naturally situated in the body, without the need to destroy the structure of the biological sample, in order to see if gene activity might vary depending on how, or where, cells are resident in the sample.
Our Strategy and Solutions
Our strategy is to offer a portfolio of technologies to genomics and proteomics researchers that are easy to use across multiple experimental scales or approaches, and that offer consistent, accurate and reproduceable scientific results in a variety of biological sample types, including those that may be more challenging to use or analyze with alternative technology platforms. Our proprietary chemistries and product platforms offer a number of specific advantages, including:
•Complementary solutions that enable gene expression analysis and spatial biology at multiple scales. Genomics and proteomics science has evolved to where experiments can involve studying gene expression from just a handful of data points from up to thousands of genes at a time, and may involve different types of analysis, such as bulk or spatial analysis or quantifying RNA or proteins. nCounter, our bulk gene expression analysis solution, can profile the activity of up to 800 genes in a single experiment on multiple biological samples per day, with fewer experimental steps as compared to other multiplex gene expression analysis technologies. Our GeoMx DSP spatial biology system enables multiplex profiling, in intact biological samples, of up to approximately 18,000 RNA targets and up to approximately 100 protein targets in selected regions of scientific interest, at multicellular resolution. Our CosMx SMI system is expected to offer the ability to analyze up to 1,000 RNA targets and up to 100 protein targets in specifically selected regions of a biological sample at single cell or sub-cellular resolution. We believe the breadth of gene expression research applications offered by our product platforms may provide our customers with a complete solution for their laboratories, as well as consistency of platform features, usability and performance.
•Ease of use and automation. Gene expression research requires the extraction and analysis of large amounts of data, often from studies comprising hundreds of biological samples, which can make manual or non-automated experimental approaches cumbersome, labor intensive or expensive. Our product platforms are designed to offer minimal sample preparation and automated workflow, which enables the simultaneous analysis of up to thousands of genes and hundreds of proteins in approximately 24 hours between the time a sample is loaded and results are obtained. Our nCounter system can analyze from between 24 to 96 samples per day, depending upon the system choice and configuration. GeoMx DSP allows for throughput of 10 or more biological samples per day, depending on the number of regions in the sample selected for analysis. The ability to analyze several samples in a single day facilitates the more rapid completion of scientific studies for publication, or the use of our systems for analysis of pharmaceutical clinical trial results with large numbers of patients enrolled.
•Flexible and Efficient Biological Sample Requirements. Some biological samples, such as FFPE samples, can be challenging for scientists to work with, as the storage medium can make it difficult to extract gene expression information, or may partially degrade RNA or protein present in a sample. Biological samples may also be shared across multiple researchers, offering advantages to platforms that are able to work with smaller sample amounts. Our systems are designed to unlock biologic information from minute amounts of a variety of challenging tissue samples, including FFPE samples, cell lysates and single cells, which may be important in settings where samples are used across multiple researchers and experiments, such as pharmaceutical product development.
•Robust and reproduceable scientific results. Some chemistries used in gene expression analysis have error rates that may lead to inconsistent data across the same or similar biological samples. Our chemistries hybridize directly to target molecules in a biological sample, which allows target molecules to be counted with high accuracy. Our approaches generate digital information (1 molecule = 1 count) which provides consistent and accurate data with excellent reproducibility, even in biological samples that can be challenging to work with, offering confidence for scientists preparing scientific studies for publication or utilizing results to understand the outcomes of pharmaceutical clinical trials.
Our Products and Technology
Our products operate in the bulk gene expression and spatial biology markets, which exist within the larger life sciences technologies market. nCounter, our first commercially available product, was launched in 2008 and operates within the bulk gene expression market and primarily serves the clinical, or translational, research market, often in connection with pharmaceutical product development and human clinical trials of potential new therapies. Our portfolio of spatial biology solutions, which include our commercially available GeoMx DSP platform and our CosMx SMI product platform under development, are uniquely suited to address researcher needs across both the discovery and translational research markets. Our nCounter systems including the nCounter FLEX system, which was cleared by the U.S Food and Drug Administration, FDA, as an in vitro diagnostic medical device and can be used for research or clinical diagnostic applications. GeoMx DSP and CosMx SMI are intended for research use only, but we may eventually develop these instruments for use in the clinical diagnostics market.
nCounter Analysis System
Our nCounter Analysis System is an automated, multi-application, digital detection and counting system which directly profiles hundreds of molecules simultaneously, using our proprietary optical barcoding chemistry that is powerful enough for use in research, yet simple enough for use in clinical laboratories. Our nCounter Analysis System is based on automated instruments that prepare and analyze biological samples using proprietary reagents which can only be obtained from us. Our research and clinical laboratory customers purchase instruments from us and then purchase our reagents and related consumables for the specific experiment they wish to conduct and for tests that they intend to run, respectively.
Our nCounter Analysis System is capable of supporting a number of applications including gene expression, protein expression, gene mutation, miRNA expression, copy number variation, gene fusions and molecular diagnostics. We believe our nCounter Analysis System offers a number of advantages, including providing a simpler and faster workflow with minimal hands-on time for multiplex analysis of up to 800 RNA, or protein targets. Additionally, because nCounter is fully automated and easy-to-use, it is ideal for a range of applications requiring efficient, high-precision, simultaneous quantitation of hundreds of target molecules across a set of biological samples. Our nCounter assays generate high-quality results from challenging sample types, including FFPE and crude cell lysates.

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
The nCounter MAX and FLEX systems comprise a Prep Station and a Digital Analyzer. The Prep Station is the automated liquid handling component that processes and prepares the samples for data collection on the Digital Analyzer. The Digital Analyzer collects data from samples by taking images of the immobilized fluorescent reporters in the sample cartridge and processing the data into output files, which include the target identifier and related count numbers along with a broad set of internal controls that validate the precision of each assay. The nCounter MAX and FLEX throughput listed in the table below can be quadrupled using sample multiplexing for experiments targeting 200 genes or fewer. The nCounter SPRINT Profiler combines the liquid handling steps and the digital analysis through use of a special microfluidic cartridge.

Target customer	Individual researchers	Core research labs	Clinical labs
Number of workflow steps	3	3	3
Throughput (samples per day) (1)	24	48 - 96	48 - 96
Prep station and digital analyzer	No	Yes	Yes
Expandable with additional prep station (1)	No	Yes	Yes
Diagnostic Menu	No	No	Yes
Hands-on time (minutes)	10	15	15
U.S. list price	$149,000	$235,000	$265,000
(1)nCounter MAX and FLEX throughput may be increased to up to 96 samples per day by adding a second prep station.

nCounter Consumables
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

Oncology Research Applications
Panel Name	Panel Description
PanCancer IO 360 770 gene expression panel	Holistic view of tumor, microenvironment and immune response. Contains predefined IO signatures and automated data analysis report.
PanCancer Breast Cancer 360 776 gene expression panel	Contains 23 key breast cancer pathways and processes, 10 research focused signatures and 30 novel signatures measuring tumor and immune activities and automated data analysis report
PanCancer Tumor Signaling 360 780 gene expression panel	Holistic view of dysfunctional signaling pathways for tumor, microenvironment and immune response
CAR-T Characterization 780 gene expression panel	Standardized panel for development collaborations and manufacturing optimization
TCR Diversity	Determine usage of TCR variable regions and shifts in TCR diversity in response to cancer, infectious disease, autoimmunity, or transplanted organ
Immune Exhaustion 785 gene expression panel	Deep profiling of immune cell exhaustion resulting from cancer or chronic infection
Metabolic Pathways 768 gene expression pane	Addresses mechanisms behind metabolic adaptation, metabolic switching and metabolic alterations as a result of disease
PanCancer Pathways 770 gene expression pane	For measuring cancer treatment effects on pathways

PanCancer Immune Profiling 770 gene expression pane	Focused panel measuring the many features of immune response

Immunology and Infectious Disease Research Applications
Panel Name	Panel Description
Host Response Panel 785 gene expression panel	Study disease progression, severity, host immune response and convalescence
Viral Panel Plus Spike-In to gene expression panels	Pre-built Panel Plus spike-in with genes covering all coronavirus for viral detection and other probes for common pathogens
Immunology Panel 594 general immunology genes	All-purpose panel for broad immunology research studies
Fibrosis Panel 770 gene expression panel	In-depth profiling for diseases that lead to fibrotic tissue and organ damage
Human Organ Transplant Panel 770 gene expression panel	Focused content for studying organ transplant host response and organ rejection
Stem Cell Characterization Panel 770 gene expression panel	Deeply characterize and stem cell biology and optimize stem cell development
miRNA Expression Panel	Profile hundreds of miRNAs from human, mouse, and rat

Neuroscience Research Applications
Panel Name	Panel Description
Alzheimer’s Disease Panel 770 gene expression panel	Monitor progression of Alzheimer’s Disease and functional screening of potential therapeutics
Glial Panel 770 gene expression panel	Comprehensive profiling for neuronal and peripheral immune cell types

Neuroinflammation Panel 770 gene expression panel	In-depth profiling of neuroimmune interactions
Neuropathology Panel 770 gene expression panel	Comprehensive assessment of neurodegenerative pathways and processes
Custom CodeSets
We work with our customers to design and develop custom gene expression CodeSets to enable them to evaluate specific genes that are the subject of their study. Our customers provide us a list of targets for which we subsequently build a unique CodeSet to their specifications. Our design process leverages full length sequences for the RNA molecules that our customers are interested in detecting and prevents cross hybridization to non-target molecules in the sample. The custom CodeSet design process occurs in four distinct steps: (1) the customer selects the genes of interest, (2) we design probes and provide a design report to the customer, (3) the customer reviews and approves the design report and (4) we manufacture, test and ship the CodeSet to the customer. The manufacturing process typically takes from three to five weeks, depending on the number of genes targeted and samples to be processed by the customer.
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
In May 2020, we announced a collaboration with ROSALIND™ Bioinformatics, a provider of cloud-based genomic analysis tools, for the development of new analysis tools for data generated on our nCounter Analysis System. ROSALIND offers a cloud-based platform that connects researchers to differential expression and pathway exploration in a real-time collaborative environment.
Functionality has been built into ROSALIND’s cloud-based analysis suite that facilitates nCounter data visualization, exploration and collaboration. These new capabilities were offered immediately through early access to COVID-19 researchers performing critical host response studies on our nCounter platform. In 2021, ROSALIND created a unique data analysis solution specific to the nCounter TCR Diversity Panel, which is routinely utilized to profile T-cell receptor variable and constant regions and other T-cell markers, resulting in a TCR Diversity Score. We are working with ROSALIND to make certain features of nSolver available within ROSALIND, and we are evaluating opportunities for joint development of new analysis solutions.
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

GeoMx DSP
Our GeoMx Digital Spatial Profiler, or GeoMx DSP, which was made commercially available in 2019, is a pioneering product platform in the emerging field of spatial biology. nCounter and many other existing gene expression analysis technologies typically assess the average gene expression throughout the totality of a biological sample using sample reduction, or “grind and bind” approaches. GeoMx DSP is designed to allow researchers to explore and quantify how the expression of large numbers of genes vary in different selected regions of interest across the landscape of a heterogeneous biological sample, retaining spatial information and providing assays that target different regions in the same sample.

—————
The left image is the GeoMx DSP instrument, the middle image is a sample of regions of interest, or ROIs, in a biological sample that have been selected by a researcher using GeoMx DSP for further analysis, and the right image is a “volcano plot” comparing the differential gene expression across regions within the biological sample.
The primary technologies historically used by researchers and clinicians to analyze gene activity in selected parts of a biological sample include immunohistochemistry, or IHC, which is used to estimate amounts of protein, and in-situ hybridization, or ISH, which is used to estimate amounts of RNA. Both IHC and ISH use fluorescent stains that provide the ability to identify typically four proteins or RNA at a time based on assigned colors. The colors aid researchers in identifying where certain proteins or RNA may reside in a sample and provide a visual approximation of amounts. These techniques are generally limited however in their ability to only look at four proteins or RNA at a time and offer no ability to precisely quantify the amounts present in any given region or cell type. These limitations may lead to incomplete scientific conclusions as to the most relevant biological pathways in any given sample.
GeoMx DSP is designed to allow researchers to quantify a much larger number of RNA or proteins spatially within multiple regions of interest across the landscape of a heterogeneous section of a biological sample. Our GeoMx DSP instrument images slide-mounted or freshly cut sample sections, allowing users to select regions of interest for subsequent quantification and analysis, or molecular profiling. The post-selection profiling or “read out,” can be performed using either our nCounter Analysis System, or an Illumina NGS system.
We believe GeoMx DSP offers a number of advantages as compared to traditional spatial technologies, including the ability to profile both RNA and protein, the ability to multiplex large numbers of different RNA or proteins simultaneously in each selected region, flexibility on the selection of regions to analyze, and the ability to process 10 or more biological samples per day.
When GeoMx DSP was first made commercially available, researchers were only able to read out information on up to 96 biological targets from each of their GeoMx-selected regions of interest using nCounter. In August 2020, we added software capabilities and consumables which enabled GeoMx region of interest data to be read out using Illumina NGS systems, which significantly expanded the number of biological targets researchers can choose to analyze in selected regions. Linking GeoMx DSP with NGS also significantly expands our total potential market opportunity. As of December 31, 2021, there were approximately 20,000 Illumina NGS systems installed globally.
In the first half of 2021, our Whole Transcriptome Atlas, or WTA, became commercially available and further expanded the number of biological targets that may be read out on NGS systems to approximately 18,000 RNAs. WTA provides an unbiased, spatial view of all protein coding genes in a selected region of interest and is designed for use on GeoMx DSP using NGS readout.

GeoMx DSP Instrument and Software
Our GeoMx DSP instrument uses specialized optics to image slide-mounted biopsies that have been prepared using our GeoMx DSP consumable reagents, as well as with IHC or ISH technology typically available in research or commercial laboratories. GeoMx DSP then allows a researcher to select regions of interest for analysis on screen, and then prepares samples from the selected regions of interest for molecular profiling. Like nCounter, GeoMx DSP is capable of supporting applications including gene expression and protein expression. GeoMx DSP is fully automated and easy to use, requiring only 30 minutes of hands-on time per run and offering the ability to process up to 10 slides per day and is therefore ideal for a range of applications requiring efficient, high-precision, simultaneous quantitation of large numbers of target molecules across a set of biological samples.
The GeoMx DSP software enables the integration of the four color images acquired and the corresponding digital counts of the levels of RNA or protein as acquired using our nCounter Analysis System, or an Illumina NGS system. The GeoMx DSP data center uniquely combines system control to visualize whole sample images at single cell resolution with automated or manual region of interest selection. The fully integrated workflow provides tracking of image data and corresponding profiling data, allowing users to easily go from data collection to data analysis. In addition to our internally developed software, in 2020 we announced a collaboration with Illumina, whereby we are jointly developing a GeoMx DSP application powered by Illumina’s DRAGEN Bio-IT platform in order to facilitate the analysis of data generated by our customers using NGS read out on Illumina systems.
GeoMx DSP Consumables
Our current portfolio of GeoMx DSP consumables focuses on RNA and protein profiling for immunology, immuno-oncology and neurobiology applications, targeted either for nCounter read out where a set of genes and a biological pathway may be better understood for more targeted experiments, or for NGS read-out in basic discovery applications where significantly greater numbers of genes may be of interest. GeoMx DSP consumable products are currently designed as standardized panel products that represent important content for certain disease areas with an option for researchers to add customized content to that panel depending on the area of interest or desired number of targets for analysis. Our GeoMx DSP assays generate high-quality results from challenging sample types, including FFPE and crude cell lysates.
Our significant GeoMx DSP consumable products include:
Enabled for nCounter readout
•Immuno-Oncology Panels. An immuno-oncology-focused panel menu that comprises up to 96 protein and RNA targets for analyzing the tumor and tumor microenvironment compartments in human and mouse biological samples. The standard, or core, panel offering is comprised of 18 targets, and researchers have the option of adding over 30 additional targets for analysis focused on specific applications such as immuno-oncology drug target proteins, or human immune activation proteins, and 23 additional targets for analyzing mouse samples for pre-clinical applications. In addition, we offer RNA panel content to allow for the analysis of up to 84 targets for human immune pathways.
•Neurobiology Panels. A neurobiology-focused menu that comprises up to 40 protein targets to profile human neural cells. The standard, or core, panel offering comprises 20 targets, and researchers have the option of adding up to 20 additional targets for analysis focused on specific applications such as proteins implicated in Alzheimer’s disease or Parkinson’s disease.
Enabled for NGS readout
Targeted:
•Cancer Transcriptome Atlas (CTA). An oncology and immuno-oncology focused panel was the first commercial GeoMx DSP product to enable read out using NGS. The CTA allows for a nearly 20-fold increase in RNA targets that may be profiled as compared to GeoMx DSP RNA panels designed for nCounter read out, providing a high-resolution spatial view of cancer biology. The CTA includes more than 1,800 genes that cover over 100 pathways critical to understanding tumor biology, the immune response and the tumor microenvironment. Biological content can be further customized with the addition of up to 60 user defined targets. The CTA panel is compatible with both fresh frozen and FFPE-embedded biological samples, allowing scientists to work with a broad spectrum of samples in their research. As part of a full end-to-end solution, we are providing library preparation reagents and NGS readout, a bioinformatics pipeline that links high-resolution, full-slide images generated on GeoMx DSP with the massively parallel output of Illumina sequencers.

Universal:
•Protein Assays. A commercially available panel for NGS readout that includes greater than 140 protein targets. The currently available content covers applications in immuno-oncology and future content releases are planned to cover immunology and neuroscience. These assays will provide GeoMx CTA and WTA users complementary protein content designed for NGS read out. These new protein assays have been tested for performance on both fresh frozen and FFPE-embedded biological samples. Our GeoMx DSP Protein Assays for NGS readout expanded the protein capabilities of GeoMx DSP from tens to now hundreds of validated proteins to be analyzed from a single sample section with spatial resolution.
•Whole Transcriptome Atlas (WTA). The WTA, a GeoMx DSP consumable product that became commercially available for use in human and mouse biological samples during 2021, is a universal panel that provides an unbiased, spatial view of approximately 18,000 RNA targets and is designed to be read out using NGS. The WTA unlocks new pathways to be explored by researchers and is designed to broaden GeoMx RNA profiling from oncology and immunology to include neuroscience, developmental biology and other diverse fields. The WTA assay provides robust and sensitive performance both fresh frozen and FFPE-embedded biological samples, allowing scientists to work with a broad spectrum of samples in their research. WTA utilizes the same workflow and chemistry as our CTA.
GeoMx DSP Technology Access Program (TAP)
Selected customers can access our GeoMx DSP through our in-house TAP service and may select panels that read out on either nCounter or NGS. Through GeoMx DSP TAP, customers submit biological samples to our Seattle facilities where they are imaged and profiled using our instruments and once completed, we provide a detailed report, which includes raw data and analyzed results back to the customer. We have successfully utilized GeoMx DSP TAP prior to and during our GeoMx DSP instrument and product commercial launches and believe it may be a leading indicator of potential future commercial demand for our products. To date, we have conducted over 770 TAP projects.
CosMx SMI
    Our CosMx Spatial Molecular Imager, or CosMx SMI, is a new spatial biology product platform currently under development. CosMx SMI is designed to combine the spatial profiling of a large number of biological targets with high-resolution imaging, which will allow researchers to both analytically measure as well as visualize the activity of selected RNA or proteins at the single cell or sub-cellular level. CosMx SMI is expected to enable the analysis of up to 1,000 RNA targets or up to 100 protein targets directly from single cells within morphologically intact biological samples. CosMx SMI will offer researchers the opportunity to “drill down” further into regions of interest in biological samples, as a complement to our GeoMx DSP which typically offers gene expression profiling across regions containing multiple cells.
During 2021, we began offering a TAP service for our CosMx SMI product candidate, and we currently expect the instrument, consumables, and software associated with our CosMx SMI platform to be made commercially available in the second half of 2022.
CosMx SMI incorporates a proprietary version of our chemistry that was originally developed as part of our concluded collaboration with Lam Research, under which Lam provided us with $50.0 million in funding and we modified our core nCounter chemistry to be utilized in a NGS sequencing platform and related assays. Upon the conclusion of our Lam collaboration, in 2020 we began exploring applications for this newly developed chemistry in spatial biology, specifically whether we could conduct spatial analysis of increasingly smaller regions of interest, down to the individual cell and potentially sub-cellular level. Upon completing proof of principle research and development, we announced the expected development and commercialization timeline for CosMx SMI in December 2020.

—————
The left image is the CosMx SMI instrument, the middle image is a single-cell expression map of selected genes and the right image is a spatially-resolved cell type map in a biological sample.

Biology takes place on several spatial scales including multi-cellular, single cell and sub-cellular levels. Our GeoMx DSP enables multi-cellular analysis at the whole transcriptome level to elucidate the behavior of populations of cells, such as those within a tumor or the tumor microenvironment. We are developing CosMx SMI to address the unmet need for high-plex spatial analysis at single cell and sub-cellular resolution, which may be ideally suited for targeted applications such as creating cell atlases or studying cell-cell interactions. Our GeoMx DSP and CosMx SMI platforms are expected to be synergistic, creating a spatial biology portfolio that spans the continuum from targeted to whole transcriptome analysis, and from multicellular resolution down to single cell and sub cellular applications.
To date, our prototype CosMx SMI systems have imaged RNA from up to 1,000 genes simultaneously across thousands of individual cells in FFPE-embedded biological samples. We believe in order to answer fundamental questions for the discovery, translational, clinical researchers in single cell biology, the ability to analyze the activity of at least 1,000 genes is the minimum panel requirement.
License Agreements
We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties. For example, our molecular barcoding chemistry technology is in-licensed from the Institute for Systems Biology. In addition, we have licensed technology related to our diffuse large B-cell lymphoma, or DLBCL, assay from the National Institutes of Health, and we rely on other license and supply arrangements for proprietary components which require us to pay royalties on the sale of our products. Other research customers are using our nCounter Analysis System and GeoMx DSP to discover gene expression signatures that we believe could form the basis of future diagnostic products. In the future, we may consider these gene signatures for in-licensing.
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
Institute for Systems Biology
In 2004, we entered into an agreement with the Institute for Systems Biology pursuant to which the Institute granted to us an exclusive, subject to certain government rights, worldwide license, including the right to sublicense, to the digital molecular barcoding technology on which our nCounter Analysis System is based, including 13 patents and patent applications. Pursuant to the terms of the amended license agreement, we are required to pay the Institute for Systems Biology royalties on net sales of products sold by us, or our sublicensees, at a low single digit percentage rate, which was reduced by 50% in the third quarter of 2016 for the remainder of the license term due to the achievement of a cumulative sales threshold. Through December 31, 2021, we have paid aggregate royalties of $7.9 million under the license agreement. Unless terminated earlier in accordance with the terms of the amended license agreement, the agreement will terminate upon the expiration of the last to expire patent licensed to us. The Institute for Systems Biology has the right to terminate the agreement under certain situations, including our failure to meet certain diligence requirements or our uncured material breach of the agreement.
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
As of December 31, 2021, we owned or exclusively licensed approximately 35 issued U.S. patents and approximately 24 pending U.S. patent applications, including provisional and non-provisional filings and 5 pre-nationalization PCT applications. We also owned or licensed approximately 303 pending and granted counterpart applications worldwide, including 126 country-specific validations of 18 European patents. The issued U.S. patents that we own or exclusively license are expected to expire between September 3, 2024 and November 21, 2037. We have either sole or joint ownership positions in all of our pending U.S. patent applications. Where we jointly own cases, we typically have negotiated license or assignment provisions to obtain exclusive rights. For our material nCounter Analysis System we are the exclusive licensee. We also generally protect our newly developed intellectual property by entering into confidentiality agreements that include intellectual property assignment clauses with our employees, consultants and collaborators. Our patent applications generally relate to the following main areas:
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
Research and Development
We have committed, and expect to continue to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We are continuously seeking to improve our product platforms, including the technology, software, accessibility and overall capability. We also seek to develop additional research consumable content, new product platforms and new product capabilities. We have assembled experienced research and development teams at our greater Seattle, Washington area facilities with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. As of December 31, 2021, we had 210 employees in research and development.
Sales and Marketing
We began selling nCounter to researchers in 2008 and GeoMx DSP in 2019. We sell our instruments and related products primarily through our own sales force in North America and through a combination of direct and distributor channels in Europe, the Middle East, Asia Pacific and South America. We have agreements with 38 distributors, each of which is specific to a certain territory. In the event a distributor does not meet minimum performance requirements, we may terminate the distribution agreement or convert from an exclusive to non-exclusive arrangement within the territory, allowing us to enter into arrangements with other distributors for the territory.
For additional information regarding geographic distribution of revenue, see Note 3 of the Notes to Consolidated Financial Statements of this report.
Our sales and marketing efforts are targeted at department heads, research or clinical laboratory directors, principal investigators, core facility directors and research scientists and pathologists at leading academic institutions, biopharmaceutical companies, publicly and privately-funded research institutions and contract research organizations. We seek to increase awareness of our products among our target customers through direct sales calls, trade shows, seminars, academic conferences, web presence and other forms of internet marketing.
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
Manufacturing and Suppliers
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables at our facilities in the greater Seattle, Washington area.
Instruments
We outsource manufacturing of our instruments. Precision System Science, Co., Ltd. of Chiba, Japan, or PSS, is our sole source supplier for the nCounter Prep Station. Korvis Automation Inc., or Korvis, is our sole source supplier for our nCounter Digital Analyzers and our GeoMx DSP instrument at its facility in Corvallis, Oregon. Paramit Corporation, or Paramit, is our sole source supplier for our nCounter SPRINT Profiler at its facility in Morgan Hill, California. D&K Engineering, Inc. of San Diego, California is our sole source supplier of our CosMx SMI instrument.
The facilities at which our instruments are built have been certified to ISO 13485:2003 standards. Our contracts with these instrument suppliers do not commit them to carry inventory or make available any particular quantities. Under the terms of our instrument supply agreements, we are required to place binding purchase orders for instruments that will be delivered to us by the supplier from the date of placement of the purchase order. Although qualifying alternative third-party manufacturers could be time consuming and expensive, our instruments’ design is similar to that of other instruments and we believe that alternatives would be available if necessary. However, if our instrument suppliers terminate our relationship with them or if they give other customers’ needs higher priority than ours, then we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms.
Consumables
We manufacture our consumables in our greater Seattle, Washington area facilities, certain of which have been certified to ISO 13485:2003 standards. In the past several years, we have expanded our manufacturing capacity through additional leased space as well as by relocating certain research and development functions and converting the space to incremental manufacturing labs and offices. In the future, should additional space become necessary, we believe that there will be space available near our existing facilities, however we cannot predict that this space will be available if and when it is needed.
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
Competition
In the life sciences research market, we compete with companies such as Agilent Technologies, Bio-Rad, Bio-Techne, Fluidigm, Illumina, Qiagen, Thermo Fisher Scientific and 10x Genomics. These competitors and others have products for gene and protein expression analysis and spatial biology that compete in certain segments of the market in which we sell our products. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, including those that may compete with GeoMx DSP or our CosMx SMI.
We believe that we have multiple competitive advantages, including the automated nature of our systems with simple, rapid and efficient workflow that requires very limited human intervention or labor; the multiplexing capability of our technology to analyze significantly more target molecules in a single experiment; the ability to analyze combinations of RNA and proteins; compatibility with many sample types, including difficult samples such as FFPE; and the ability to analyze small sample inputs, in some cases down to a single cell, from a wide variety of sample types.
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
Employees
As of December 31, 2021, we had 766 employees, of which 222 work in manufacturing, 252 in sales, marketing and business development, 210 in research and development and 82 in general and administrative. None of our U.S. employees are represented by a labor union or are the subject of a collective bargaining agreement. As of December 31, 2021, of our 766 employees, 675 were employed in the United States and 91 were employed outside the United States.
Talent Acquisition and Development and Employee Engagement
Our employees play a key role in our ability to serve our customers and achieve our mission and we strive to attract, empower and retain high quality talent that is inspired, diverse and driven. To attract and retain top talent, we strive to create opportunities for our employees to grow and develop their careers and ensure they are supported by competitive salaries and a comprehensive benefits program.
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

We seek diversity, equity and inclusion at every level in our organization. Our board of directors includes directors from various backgrounds, industries, skills and experience. We recently added two new members with diverse backgrounds to our board of directors in 2021. Our board of ten directors now includes three women and is racially diverse. Our senior leadership team includes leaders with diverse skills, experience, racial background and genders. Our employees come from numerous countries and various backgrounds and we strive to provide a diverse and inclusive environment.
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
We currently have three employee resource groups, or ERGs, that focus on communities including women, people of color and LGBTQ+. We believe these ERGs are guided by our priorities and values and provide a way for employees with common interests to connect, obtain professional development and participate in community outreach opportunities. We may expand our ERG offerings in the future.
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
Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, or 510(k), or premarket approval of a premarket approval application, or PMA, pursuant to the FDC Act prior to marketing, unless subject to an exemption. Devices deemed to pose relatively low risk are placed in either Class I or II. Placement of a device into Class II generally requires the manufacturer to submit to the FDA a 510(k) seeking clearance for commercial distribution; this is known as the 510(k) clearance process. Class III devices that were on the market before May 28, 1976 and for which FDA has not yet required submission of PMAs are also required to submit a 510(k) to FDA. Most Class I devices are exempted from this premarket submission requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and some diagnostic tests, are placed into Class III requiring PMA approval. Devices deemed not substantially equivalent to a previously 510(k)-cleared device or novel devices for which no predicate device exists are placed into Class III, but may be reclassified by FDA into Class I or Class II upon the submission by the manufacturer of a de novo reclassification application. A clinical trial is almost always required to support a PMA application or de novo application, and in many cases is required for a 510(k) application. All clinical studies of investigational devices must be conducted in compliance with applicable FDA or Institutional Review Board, or IRB, regulations. Further, instrumentation intended for clinical multiplex test systems that meet the identification requirements under 21 CFR 862.2570 are considered Class II medical devices, subject to special controls, but are exempt from the 510(k) premarket notification procedures. Such special controls are described in FDA’s guidance document entitled “Class II Special Controls Guidance Document: Instrumentation for Clinical Multiplex Test Systems.”
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
If FDA were to determine, based on the totality of circumstances, that our RUO products are intended for diagnostic purposes, they would be considered medical devices that will require clearance or approval prior to commercialization. We continue to monitor the changing legal and regulatory landscape to ensure our compliance with any applicable rules, laws and regulations. Violation of any FDA regulatory requirements could result in regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, or fines, among other adverse actions.
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
Laboratory Developed Tests. Laboratory Developed Tests, or LDTs, are developed, validated and used within a single laboratory. In the past, the FDA generally exercised its enforcement discretion for LDTs and did not require clearance or approval prior to marketing. On October 3, 2014, FDA issued two draft guidances that proposed to actively regulate LDTs using a risk-based approach, and would have required 510(k)s or PMAs for certain “moderate” or “high” risk devices. However, in late November 2016, FDA announced that it would not be finalizing the 2014 draft LDT Guidances. More recently, the FDA has issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. As manufacturers develop more complex genetic tests and diagnostic software, the FDA may increase its regulation of LDTs. In August 2020, the Department of Health and Human Services (HHS) announced rescission of guidances and other informal issuances of the FDA regarding premarket review of LDTs absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, or EUA, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement, stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach.
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
Further, in June 2021, Congress introduced an updated legislation called the Verifying Accurate, Leading-edge IVCT Development Act (VALID Act), which, if enacted, will establish a new risk-based regulatory framework for in vitro clinical tests (IVCTs), which include IVDs, LDTs, collection devices, and instruments used with such tests, and a technology certification program, among other proposals. The adoption of new restrictions on IVDs, LDTs, or RUOs, whether by the FDA or Congress, could adversely affect our ability to commercialize our products and the demand for our specialized reagents and instruments. It is unclear whether the VALID Act or any other legislative proposals would be passed by Congress or signed into law by the President.
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

Other Government Regulations
Our operations in the United States and abroad are subject to various fraud and abuse laws, including, without limitation, the federal anti-kickback statute and state and federal marketing compliance laws in the United States. These laws may impact our operations directly, or indirectly through our contractors, agents or customers, and may impact, among other things, our sales, marketing and education programs. In addition, we may be subject to various privacy laws and regulations of both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include the following federal laws and their counterparts at the state level:
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
•the Physician Payments Sunshine Act; and
•the European Union’s General Data Privacy Regulation, or GDPR.
Violation of any such requirements and other laws that apply to our operations, including activities of our contractors and partners, may result in significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of its operations, loss of eligibility to obtain clearances or approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other federal or state government healthcare programs, including Medicare and Medicaid, integrity oversight and reporting obligations, imprisonment, and reputational harm.
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

Item 1A.     Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this report, including the sections of this report captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
Risks Related to Our Business and Strategy
We face risks related to health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations and could have a material adverse impact on us.
Our business could be adversely impacted by the effects of health epidemics and other outbreaks. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, the causative agent of coronavirus disease 2019, or COVID-19, was first reported. Since then, COVID-19 has spread across the globe and is affecting worldwide economic activity, including in the United States and European and Asia-Pacific countries. Quarantines, shelter-in-place and similar government orders have been imposed in many of the regions in which we have material operations or sales, including the greater Seattle, Washington area. As a result, our business activities originating from affected areas, including research and development, sales, manufacturing and supply chain related activities, have been, and could continue to be, adversely affected. Although restrictions related to the COVID-19 pandemic have been eased in many locations in which we do business, a resurgence in cases of COVID-19, such as with the Delta and Omicron variants, could occur at any time, resulting in new disruptions to our business. Disruptions have included:
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
COVID-19 materially impacted our 2020 and 2021 results, and we anticipate that COVID-19 will continue to impact our business due to the factors discussed above. The extent to which COVID-19, including any variants that have emerged or may emerge in the future, impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and its variants and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operating results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in the “Risk Factors” section. Although national, state and local governments have introduced relief measures intended to alleviate the impact of COVID-19-related disruptions, we may not qualify for or benefit from such measures.
We have incurred losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $115.3 million, $110.1 million and $40.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $649.8 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. In addition, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
The markets for our products are new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in 2019 we commercially launched our GeoMx DSP system, in 2021 we launched new assays to analyze GeoMx DSP data on next generation sequencing systems, and in late 2022 we expect to make our newest product platform, CosMx SMI, available to customers.
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
The future growth of the market for these new products depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods. In addition, the COVID-19 pandemic has disrupted our operations and the operations of the customers we seek to service in our targeted markets, which has impacted, and we expect will continue to impact, our growth and our ability to serve these markets. If the markets for our new products do not develop as we expect, our business may be adversely affected. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed.
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
•inflationary pressures;
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
We have established distribution agreements for our instruments and related consumable products in many countries where we do not sell directly. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth.
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
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, or convertible debt, our stockholders may experience dilution. For example, in March 2020, we sold $230.0 million aggregate principal amount of our 2.625% Convertible Senior Notes due 2025, or the notes, in a private placement to qualified institutional buyers for net proceeds of $222.6 million and in October 2020, we sold an aggregate of 5,750,000 shares of common stock in an underwritten public offering for net proceeds of $215.8 million. Future debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through strategic transactions with third parties, such as collaborations, asset sales and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. We have in the past pursued these types of transactions, such as the License and Asset Purchase Agreement, or LAPA, with Veracyte, Inc., or Veracyte, which we completed in December 2019, and may in the future pursue similar transactions or other strategic transactions, on our own or with other advisors, that may impact our business and prospects and the value of our common stock. If we do not have, or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
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
We rely on single source suppliers for some of the components and materials used in our instruments, such as Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station; and Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer and GeoMx DSP. Since our contracts with instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, or if the products provided by such suppliers are unable to meet our performance specifications, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. In addition, if as a result of global economic or political instability or disease outbreaks such as the COVID-19 pandemic, our suppliers experience shortages or delays for materials sourced or manufactured in the affected countries, their ability to supply us with instruments or product components may be affected. From time to time, certain components of our systems and reagents reach the end of their life cycles or are obsoleted by our suppliers, and we have to procure alternative sources for these end-of-life products. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.
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
Our product and service revenue generated from sales to customers located outside of North America was approximately 35%, 34% and 38% for the years ended December 31, 2021, 2020 and 2019, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
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
As of December 31, 2021, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $554.0 million. The federal NOLs generated during and after fiscal 2018 totaling $320.1 million are carried forward indefinitely, while all others, if not utilized, will expire in various years beginning in 2025. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOLs and tax credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law or limited pursuant to provisions of the TCJA amendments to the Code, as modified by the CARES Act. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems, and those of our vendors, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, ransomware or other malicious code, or other disruptive events including but not limited to natural disaster. We are increasingly dependent upon our and our vendors’ technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems, and those of our vendors, are potentially vulnerable to data security breaches and other security incidents — whether by employees or others — which may expose sensitive data to unauthorized persons. Such data security breaches and incidents, whether resulting from hacking, social engineering, phishing, or other causes could lead to the loss of confidential information, financial assets, trade secrets or other intellectual property, or could lead to unauthorized access to or use, modification, unavailability, disclosure, loss or acquisition of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves or of third parties that we maintain, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, any such access, disclosure or other loss of information could result in legal claims, investigations or proceedings by governmental entities or private parties, adverse publicity and harm to our reputation, loss of business, and liability under laws or regulations, including privacy and data protection laws and regulations and the EU General Data Protection Regulation, or GDPR, and other laws and regulations, the breach of which could result in significant penalties and other liabilities. In addition, these breaches and incidents and other inappropriate access can be difficult to detect, and any delay in identifying them and responding to or otherwise remediating them may lead to increased harm of the type described above. We expect to continue to expend significant resources to protect against security breaches and incidents, and could be required to expend significant amounts to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to customers or other persons or implementing additional security measures. With the increase in personnel working remotely during the COVID-19 pandemic, we and our vendors are at increased risk for security breaches and incidents. We are taking steps in an effort to monitor and enhance the security of our technology systems and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our technology systems or data or other data or information that we maintain or that otherwise is processed in our business.
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
The decision of the United Kingdom to withdraw from the European Union has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new or modified trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, the Europe-wide market authorization framework for our products and access to European Union research funding by research scientists based in the United Kingdom may also change and may also result in a slowdown in spending on research tools like our systems. Furthermore, we currently operate in Europe through a subsidiary based in the United Kingdom, which provides us with certain operational, tax and other benefits, as well as through other subsidiaries in Europe. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the European Union, may adversely affect our operating results and growth prospects.
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
For example, in December 2019, we entered into a LAPA, with Veracyte, pursuant to which we granted to Veracyte an exclusive worldwide license to our nCounter FLEX Analysis System, or the FLEX System, for in vitro diagnostic use and for the development and commercialization of in vitro diagnostic tests, including in vitro diagnostic devices, or IVDs, or laboratory developed tests, or LDTs, for use on the FLEX System and sold to Veracyte certain assets, including our rights with respect to the Prosigna Breast Cancer Prognostic Gene Signature Assay, the LymphMark Lymphoma Subtyping Test and the assay software modules that operate together with the FLEX System. For additional information regarding our transaction with Veracyte please see Part I, Item 1. “Business — License Agreement — Veracyte, Inc.” of this report. We cannot be certain that we will realize all of the anticipated benefits from our transaction with Veracyte and the disposition of certain of our assets pursuant to the LAPA may yet have an unforeseen detrimental impact on our business. Furthermore, transactions such as our agreement with Veracyte can be disruptive to our retained operations, divert management’s attention from day-to-day operations and potentially increase employee attrition.

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
Even where our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries, depending on the totality of circumstances, could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with research use only products. For example, our customers may independently elect to use our RUO products for clinical or diagnostic purposes, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming. This uncertainty exists even if such use by our customers occurs without our consent. If the FDA determines that our sales or distribution practices are not consistent with the RUO labeling, the FDA could consider our products to be misbranded and/or adulterated under the Federal Food, Drug, and Cosmetic Act and take adverse administrative or enforcement actions against us, such as recall and warning letter, among others, any of which could materially harm our business. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
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
In August 2020, the Department of Health and Human Services, or HHS, announced rescission of guidances and other informal issuances of FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach.
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
For medical devices that we develop and commercialize, we are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.
Certain of our products are regulated as in vitro diagnostic medical devices, including the nCounter FLEX Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, obligations as well as regulation by the FDA, state regulatory authorities, and other comparable national and local health authorities. These may include routine inspections of our manufacturing facilities and our records by Notified Bodies, the FDA, and other health authorities, to assess compliance with requirements such as ISO 13485 and the FDA’s Quality System Regulations, or QSR, 21 C.F.R. Part 820 which include extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among other things. We are also subject to other FDA regulations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued medical device reporting, for example, reporting of adverse events and malfunctions; reporting certain corrections and removals; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development, labeling, marketing, and distribution of our products, among other activities. The final form of the European Medical Device Regulation (MDR), which will replace Europe’s Medical Device Directive (MDD), became effective on May 26, 2021. On May 25, 2017 the European Union adopted the IVD Directive Regulation, which increases the regulatory requirements applicable to in vitro diagnostics in the EU and may require the re-classification and approval, registration, or clearance of CE-marked IVD products, including our nCounter FLEX system, within a five-year grace period (by May 26, 2022).
We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or other regulatory authorities to change our current product classifications which would impose additional regulatory obligations on us and our contractors. If we or our contractors or suppliers are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authorities such as through the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of other foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Any adverse action by Notified Body, EU Competent Authority, the FDA or other global regulatory authority could significantly increase our expenses, expose us to greater liability, limit our revenue and profitability, and cause reputational harm.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the U.S. and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including standard contractual clauses approved by the European Commission, or the SCCs, and the EU-U.S. and Swiss-U.S. Privacy Shield programs administered by the U.S. Department of Commerce. Despite this, we may be unsuccessful in maintaining conforming means of transferring personal data from the EEA, Switzerland, and United Kingdom, in particular as a result of continued legal and legislative activity within those regions. The EU-U.S.-and Swiss-U.S. Privacy Shield frameworks and the SCCs have been subject to legal challenge and on July 16, 2020, the Court of Justice of the European Union, or CJEU, issued a decision invalidating the EU-U.S. Privacy Shield and imposing additional requirements in connection with the use of the SCCs. The Swiss-U.S. Privacy Shield also has been declared invalid. The European Commission issued new SCCs in June 2021 that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the EEA to a third country as of September 27, 2021, and by December 27, 2022, replace previous SCCs included in existing contracts concluded before September 27, 2021. Additionally, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom on February 2, 2022. If approved by the United Kingdom Parliament, these standard contractual clauses will become effective March 21, 2022. We are assessing these developments and their impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA, Switzerland, and United Kingdom to apply different standards to the transfer of personal data from those regions to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from those regions to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may find it necessary or desirable to make further changes to our handling of personal data of residents of those regions. The regulatory environment applicable to the handling of the personal data of EEA, Switzerland, and United Kingdom residents, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in those regions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
The exit of the United Kingdom from the EU, also known as Brexit, has created uncertainty with regard to data protection in the United Kingdom. The United Kingdom maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million, or four percent, of worldwide revenues. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the United Kingdom. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR and other United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, the Budget Control Act of 2011 contained automatic spending cuts to the federal budget known as sequestration. As a result of sequestration, Medicare payments are reduced by 2% per year through 2031, with the exception of a temporary suspension implemented under various COVID 19 relief legislation from May 1, 2020 through March 31, 2022 unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. These or any future proposed or mandated reductions in payments and may indirectly reduce demand for our products.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2021, we owned or licensed approximately 35 issued U.S. patents and approximately 24 pending U.S. patent applications, including provisional and non-provisional filings and 5 pre-nationalization PCT applications. We also owned or licensed approximately 303 pending and granted counterpart applications worldwide, including 126 country-specific validations of 18 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date inside or outside the United States. Furthermore, in the biotechnology field, courts frequently render opinions that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of methods for analyzing or comparing biological macromolecules including nucleic acids, such as DNA and RNA, and proteins.
In particular, the patent positions of companies engaged in development and commercialization of genomic diagnostic tests, like Prosigna, are particularly uncertain. Various United States courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to genomic diagnostics. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have “sufficient” additional features which provide practical assurance that the processes are genuinely inventive applications of those laws, rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014 the U.S. Patent and Trademark Office, or USPTO, published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The USPTO provided additional guidance on examination procedures pertaining to subject matter eligibility in April 2018, June 2018, January 2019 and October 2019. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non‑statutory, patent ineligible subject matter; however, method of treatment claims that practically apply natural relationships should be considered patent eligible. We cannot assure investors that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the genomic diagnostic space, and any such changes could have a negative impact on our business.
The laws of some non-U.S. countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business; the foreign court may find that our enforced patent is invalid or unenforceable.
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
In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Similarly, where permitted by applicable law, we enter into non-compete agreements with certain of our employees. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets.
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
We rely on licenses in order to be able to use various proprietary technologies, including our core digital molecular barcoding technology licensed from the Institute for Systems Biology and technology relating to Prosigna licensed from Veracyte. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of those licenses.
We may need to license other technologies to commercialize future products. We may also need to negotiate licenses to patents and patent applications after launching any of our commercial products. Our business may suffer if the patents or patent applications are unavailable for license or if we are unable to enter into necessary licenses on acceptable terms.
In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. Some of our patents and patent applications were either acquired from another company who acquired those patents and patent applications from yet another company, or are licensed from a third party. Thus, these patents and patent applications were not written by us or our attorneys, and we did not have control over the drafting and prosecution. The former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. We cannot be certain that drafting or prosecution of the licensed patents and patent applications by the licensors has been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

Enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents is often subject to the control or cooperation of our licensors. Certain of our licenses contain provisions that allow the licensor to terminate the license upon specific conditions. Therefore, our business may suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Because of the complexity of our products and the patents we have licensed, determining the scope of the license and related royalty obligation can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license or termination of the license. If a licensor believes that we are not paying the royalties due under the license or are otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, we might be barred from producing and selling some of our products.
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
For example, on May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. filed a complaint, and on May 19, 2021, they filed an amended complaint, against us in the U.S. District Court for the District of Delaware. Further, on February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College filed a complaint against us in the U.S. District Court for the District of Delaware. The complaints allege infringement of certain patents described in the complaints, and seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees). We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs, and we intend to vigorously defend ourselves. If the plaintiffs prevail in these pending litigations, we may be prohibited from selling the alleged infringing products and services in the United States and potentially elsewhere or be ordered to pay significant damages or both, either of which would have a material and adverse impact on our business. Even if we ultimately prevail in these litigations, litigation is costly, time-consuming and will divert our management’s attention, which could also have a material and adverse impact on our business. For additional information regarding these pending litigations, please refer to the section of this report titled “Legal Proceedings.”
Litigation may also be necessary for us to protect or enforce our patent and proprietary rights, to defend against third-party claims or to determine the scope, coverage and validity of the proprietary rights of others. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection and reduce our ability to compete in the marketplace. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets. Our success depends in part on our non-infringement of the patents or proprietary rights of third parties. We develop complex products that integrate a wide range of technologies which may impact our ability to do so clear of third-party rights and therefore may need to license other technologies or challenge the scope, coverage and validity of the proprietary rights of others to commercialize future products. As we develop new technologies such as those related to digital spatial profiling, spatial molecular imaging and sequencing, for example, and move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as part of a business strategy to slow our entry into such markets, impede our successful competition and/or extract substantial license and royalty payments from us. In addition, we may be unaware of pending third-party patent applications that relate to our technology and our competitors and others may have patents or may in the future obtain patents and may claim that use of our products infringes these patents. Our competitors and others may now, and in the future, have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties.
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
•developments in our pending litigations with 10x Genomics, Inc. and its co-plaintiffs;
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
Rules implemented by the SEC pursuant to the Sarbanes-Oxley Act require, among other things, that we assess the effectiveness of our internal control over financial reporting annually and assess the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. For example, management concluded that our internal controls over financial reporting were not effective as of December 31, 2019 and 2018, resulting in extensive remediation efforts during 2019 and 2020, including increased staffing and investments in additional technology and other expenses. While we have since remediated the material weakness, maintaining adequate internal control over financial reporting will continue to require significant management attention and the incurrence of additional expense.
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
Item 1B.     Unresolved Staff Comments
None.
Item 2.         Properties
Our leased properties include four long-term operating lease agreements for approximately 134,000 square feet of space used for general office, laboratory, manufacturing, operations, and research and development purposes in the greater Seattle, Washington area. The long-term operating leases in the greater Seattle, Washington area expire beginning in 2026 through 2030 and include options to renew at the then fair market rental for each of the facilities. The lease agreements contain rent abatement periods, scheduled rent increases and provide for tenant improvement allowances.
Our landlords hold security deposits of approximately $2.0 million. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.
Item 3.         Legal Proceedings
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, and on May 19, 2021, an amended complaint, against us in the U.S. District Court for the District of Delaware. The amended complaint alleges that certain of our products, services and components, including those sold by us for use in connection with our GeoMx DSP system (the “Identified GeoMx Products”), infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669, “Spatially encoded biological assays”, (b) U.S. Patent No. 10,662,467, “Spatially encoded biological assays,” (c) U.S. Patent No. 10,961,566, “Spatially encoded biological assays,”(d) U.S. Patent No. 10,983,133,“Spatially encoded biological assays,” (e) U.S. Patent No. 10,966,219, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,008,607, “Spatially encoded biological assays” (the “Asserted Prognosys Patents”). The amended complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. On November 17, 2021, the Court granted our motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. Discovery is in progress. A trial is scheduled for June 2023. We intend to continue to vigorously defend ourselves in this ongoing litigation.

On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products, services and components, including those sold by us for use in connection with our CosMx SMI system (the “Identified CosMx Products”), infringe two patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection”, and (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (the “Asserted Harvard Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. We intend to vigorously defend ourselves and are preparing our answer to the complaint.
Other than the pending litigations with 10x Genomics and its co-plaintiffs, we are not engaged in any material legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Other than the pending litigations with 10x Genomics and its co-plaintiffs, we believe that there are no claims or actions pending against us currently, the ultimate disposition of which would have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
Item 4.         Mine Safety Disclosures
Not applicable.

PART II
Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on The Nasdaq Global Market under the symbol “NSTG.” Trading of our common stock commenced on June 26, 2013 in connection with our initial public offering.
Holders
As of February 22, 2022, there were approximately 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the performance of our common stock for the periods indicated with the performance of the Nasdaq Composite Index, the Nasdaq Medical Equipment Index and the Nasdaq Biotechnology TR Index. This graph assumes an investment of $100 on December 31, 2016 in each of our common stock, the Nasdaq Composite Index, the Nasdaq Medical Equipment Index and the Nasdaq Biotechnology TR Index, and assumes reinvestment of dividends, if any. We have decided to change from the Nasdaq Medical Equipment Index to the Nasdaq Biotechnology TR Index as management believes the Nasdaq Biotechnology TR Index represents a broader universe of companies of different sizes and stages of development than the Nasdaq Medical Equipment Index. Beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we will only present the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotechnology TR Index. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return Among NanoString Technologies, Inc.
Nasdaq Composite Index, Nasdaq Biotechnology TR, and Nasdaq Medical Equipment Index
$350
$300
$250
$200
$150
$100
$50
$0
Dec 2016
Jun 2017
Dec 2017
Jun 2018
Dec 2018
Jun 2019
Dec 2019
Jun 2020
Dec 2020
Jun 2021
Dec 2021
NanoString Technologies, Inc.
Nasdaq Composite
Nasdaq Medical Equipment
Nasdaq Biotechnology TR

Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2021. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	39,310	$2.34	—
2013 Equity Incentive Plan	3,281,695	$17.19	2,713,058
2013 Employee Stock Purchase Plan	—	N.A.	752,884
Equity compensation plans not approved by security holders(3):	30,001	$18.88	70,000
Total	3,351,006	N.A.	3,535,942
(1) RSUs, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price
(2) Our 2013 Equity Incentive Plan includes provisions providing for an annual increase in the number of securities available for future issuance on the first day of each fiscal year, equal to the least of: (a) 1,406,250 shares; (b) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; and (c) such other amount as the board of directors may determine. Our 2013 Employee Stock Purchase Plan includes provisions providing for an annual increase in the number of securities available for future issuance on the first day of each fiscal year, equal to the least of: (a) 1% of the outstanding shares of common stock on the first day of such fiscal year; (b) 281,250 shares; and (c) such other amount as the board of directors, or a committee appointed by the board of directors, may determine.
(3) On January 15, 2018, our board of directors adopted the NanoString Technologies, Inc. 2018 Inducement Equity Incentive Plan, or the Inducement Plan, and, subject to the adjustment provisions of the Inducement Plan, reserved 250,000 shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to our 2013 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. However, our 2013 Equity Incentive Plan permits certain exchange programs (including repricings) without stockholder approval, while the Inducement Plan requires stockholder approval for such exchange programs.
Item 6. Reserved

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
The discussion regarding our financial condition and results of operations for the year ended December 31, 2019 and the comparison of the year ended December 31, 2020 to the year ended December 31, 2019 have been omitted from this Annual Report on Form 10-K and is incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, under the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We develop, manufacture and market technologies that unlock scientifically valuable and clinically actionable information from minute amounts of biological material, primarily for life science researchers in the fields of genomics and proteomics. Our mission is to provide a portfolio of solutions that allow our customers to map the universe of biology, enabling scientific exploration that may lead to new therapies that can improve the human condition.
Our technologies include proprietary chemistries that enable the labeling and counting of single molecules. Our product platforms are used for scientific discovery and clinical research applications, often in connection with pharmaceutical product development and human clinical trials of potential new therapies. Our proprietary chemistries may reduce the number of steps required to conduct certain types of scientific experiments and allow for multiple experiments to be conducted at once. Our product platforms are also able to extract information from multiple types of biological samples, including those that are often challenging to work with using other scientific methods or platforms. As a result, we are able to develop tools that are easier for researchers to use and that may generate faster and more consistent scientific results.
We currently offer two commercially available product platforms, our nCounter Analysis System, or nCounter, and our GeoMx Digital Spatial Profiler, or GeoMx DSP, system. We have one additional product platform under development, our CosMx Spatial Molecular Imager, or CosMx SMI, system. All NanoString product platforms include instruments, related consumables, software and services, and all NanoString product platforms have the versatility to detect both RNA and protein expression and are able to generate reliable and reproduceable data in a variety of biological sample types, including FFPE. Our product platforms allow our customers to progress their research in areas such as oncology, immunology and neurology. We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain markets.
Our nCounter platform, which was commercially launched in 2008, is used to conduct what is known as bulk gene expression analysis, whereby biological samples are first reduced, and then gene expression, specifically quantities of selected RNA or proteins, are measured at their average levels throughout the totality of the sample. nCounter can be used to analyze the activity of up to 800 genes in a single experiment. As of December 31, 2021, we had an installed base of approximately 1,050 nCounter systems, which our customers have used to publish more than 5,200 peer-reviewed papers.
GeoMx DSP, which was commercially launched in 2019, is a pioneering product platform in the emerging field of spatial biology. While nCounter and other common gene expression analysis technologies use bulk analysis approaches, GeoMx DSP is used to analyze selected regions of an intact biological sample without the need to reduce or destroy the sample, enabling researchers to see how gene expression might vary across those regions. After a researcher selects regions of interest, GeoMx DSP arranges the biological information extracted from these regions to be subsequently quantified and analyzed, or “read out,” by a platform such as nCounter, whereby researchers can obtain information on up to 96 biological targets per selected region of interest, or by a next generation sequencer, or NGS, system, such as systems manufactured by Illumina, Inc., whereby researchers can obtain information on up to 18,000 biological targets, or the whole possible universe of potential RNA targets, per selected region of interest. As of December 31, 2021, we had an installed approximately 255 GeoMx DSP systems, which customers have used to publish approximately 90 peer-reviewed scientific papers.
We have discovered other novel applications that utilize our core technologies. CosMx SMI, which is expected to become commercially available in the second half of 2022, is a new product platform under development in the field of spatial biology. CosMx SMI is being developed to compliment GeoMx DSP. While GeoMx DSP offers researchers the ability to profile gene expression activity in a selected region of interest that may contain multiple cells or cell types, CosMx SMI is designed to enable multiplexed spatial profiling of RNA and protein targets at a single and sub-cellular resolution level. While GeoMx allows for more rapid, higher throughput analysis of gene expression activity in selected regions of interest, CosMx is designed to allow researchers to “drill down” into a specific single cell or sub-cellular area in a region of interest to gather more information as desired or required. At the time of commercial launch, CosMx SMI is expected to enable the analysis of up to 1,000 RNA targets, or up to 100 protein targets, at a single or sub-cellular level of resolution within morphologically intact tissue samples.
In advance of and subsequent to our commercial launch of GeoMx DSP and in advance of our commercial launch of CosMx SMI, we have provided selected customers in-house sample testing services whereby customers send biological samples to our Seattle facilities to be analyzed using our product platforms and selected consumables under our technology access program, or TAP. Upon completion of each project, the raw data and analysis report is provided to the customer. As of December 31, 2021, we have conducted over 770 TAP projects for approximately 340 customers.
We derive a substantial majority of our revenue from the sale of our products, which consist of our nCounter and GeoMx DSP instruments and related proprietary consumables. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. Our consumables include our standardized nCounter and GeoMx DSP panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and the Prosigna breast cancer assay which is manufactured for our partner Veracyte Inc, or Veracyte. We also derive revenue from processing fees related to proof-of-principle studies, including from our GeoMx DSP TAP and in future periods, for our CosMx TAP, which we conduct for potential customers. For nCounter, GeoMx DSP, and in future periods, for our CosMx SMI, we offer extended service contracts and generate service revenue.
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables, including our panels, custom code sets and reagent packages, at our greater Seattle, Washington area facilities.
We focus a substantial portion of our resources on developing new technologies, products and solutions. Research and development expense totaled $69.5 million, $62.9 million and $68.0 million in 2021, 2020 and 2019, respectively. We intend to make significant investments in research and development to support our existing instrument platforms and related consumable offerings, as well as research and development of new technologies.
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
Our product and service revenue increased 29% to $144.0 million in 2021, compared to $111.4 million in 2020. The increase was driven primarily by increased revenues from our sales of GeoMx DSP systems and related consumables as well as increases in nCounter consumables resulting from increased lab activity by our customers, as the impact from the COVID-19 pandemic was less severe in 2021 as compared to 2020. Our product and service revenue increased 7% to $111.4 million in 2020, compared to $103.7 million in 2019. The increase was driven primarily by increased revenues from our sales of GeoMx DSP systems and related consumables. The increases were offset by declines in sales of nCounter consumables primarily as a result the COVID-19 pandemic and its impact on lab activity with our customers during 2020. In addition, while greater unit sales of Prosigna kits were recorded in 2020 as compared to 2019, our revenues recorded from the sale of Prosigna kits were lower, as our Prosigna supply agreement entered into as part of the transaction with Veracyte completed in December 2019 reduced our average selling price received on Prosigna kits, which in prior periods had been sold directly to end user customers or distributors.
Our total revenue in 2021 was $145.1 million, compared to $117.3 million in 2020 and $125.6 million in 2019. During 2021, our total revenue was not materially different than our product and service revenue, due primarily to reduced activity associated with certain collaboration agreements in 2021 as compared to previous periods. However, historically our total revenue has varied more significantly as compared to our product and service revenue, as a result of the timing of revenue recognition associated with our collaboration agreements. Revenue recognition relating to these agreements, which is recorded as collaboration revenue, consists primarily of recognizing deferred revenue relating to cash payments received previously from our collaborators. Collaboration revenue recognized may vary significantly depending on the timing and cost of certain research and development activities relating to a collaboration, the expected time frame for completing certain collaboration activities, the outcome of research and development activities being conducted pursuant to a collaboration, the contractual terms of a particular collaboration agreement and other factors.
We have never been profitable and had net losses of $115.3 million, $110.1 million and $40.7 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, our accumulated deficit was $649.8 million.
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
Outside the United States, depending on the country, list prices are generally higher. In certain cases, customers may pay less than the list price for our various instruments. For example, some of our systems are sold to customers through independent distributors, and these distributors may purchase systems from us at a discount to list price. In certain regions outside of the US, we sell through distribution partners who typically receive discounted prices. In addition, in some cases we may sell an nCounter system and a GeoMx DSP system together as a bundle, or we may sell a system together with an initial order of consumables for a single price, in which cases we may offer discounted prices for instruments as compared to list prices.
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
Our average annualized consumables revenue per installed nCounter Analysis System was approximately $55,000 for the year ended December 31, 2021, which includes our nCounter consumable sales and sales of our Prosigna kits. Our average annualized consumables revenue per installed GeoMx DSP was approximately $97,000 for the year ended December 31, 2021.
Service Revenue
Service revenue consists of fees associated with service contracts and fees for conducting various forms of data analysis studies, including providing services under our Technology Access Programs, or TAP. We include a one-year warranty with the sale of our instruments and offer service contracts, which are purchased by a majority of our customers. We selectively provide TAP services and other data analysis studies to prospective customers in order to help them better understand the benefits primarily of our GeoMx DSP system or other technologies under development, for which we generate data and perform analysis services on their behalf.
Collaboration Revenue

Collaboration revenue has been derived primarily from our historical collaborations with Lam and our terminated collaborations with Celgene and Merck. We recorded collaboration revenue of $1.1 million, $5.9 million and $21.9 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, we do not expect to receive further development funding from Lam in future periods, and the original commitment from Lam to provide up to $50.0 million in development funding was fully satisfied in 2019. Collaboration revenue also includes revenue recognized under several smaller collaborations.
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

	Year Ended December 31,
	2021		2020		2019
	(Dollars in thousands)
Americas	$94,360	65%	$79,787	68%	$86,139	69%
Europe & Middle East	35,170	24%	26,897	23%	30,289	24%
Asia Pacific	15,555	11%	10,632	9%	9,140	7%
Total revenue	$145,085	100%	$117,316	100%	$125,568	100%
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
Operating Expenses
Research and Development
Research and development expenses consist primarily of salaries and benefits, occupancy costs, laboratory supplies, engineering services, consulting fees, costs associated with licensing molecular diagnostics rights expenses and non-cash expenses including depreciation and amortization associated with various assets used in the research and development of our products and stock-based compensation expense.
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

Research and development expense by functional area was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Research and discovery	$39,770	$33,530	$35,332
Manufacturing, support and services	8,198	9,042	6,215
Product and process engineering	9,396	8,918	9,371
Regulatory and medical affairs	1,351	1,633	10,396
Facilities and overhead	10,789	9,734	6,721
Total research and development expense	$69,504	$62,857	$68,035
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
The COVID-19 pandemic has continued to impact our ability to solicit and fulfill customer orders and record related product and service revenue, with the impact being more significant in certain geographies and within certain segments of our customer base. The slower pace at which we received and delivered system, consumable and service orders in 2020, and to a lesser extent in 2021, has negatively impacted our revenues, including the comparability of revenue recorded to historical periods. While all revenue categories have been impacted due to lab closures and lower customer activity, nCounter-related consumables revenue has been impacted most substantively given our current higher installed base of nCounter systems. To the extent the COVID-19 pandemic continues to have a negative impact on our customers’ ability to conduct research, or our ability to actively engage with our customers or to receive and fulfill customer orders, we expect our near term revenues will continue to be negatively impacted. We expect consumables revenue to be more severely impacted by COVID-19, as consumables revenue more closely correlates with day-to-day customer research activity. We cannot predict with any certainty if, or how quickly, our customers will return to previous activity or product order levels, if any increase in activity or product order levels will be maintained, or our ability to resume our activities and operations and maintain them at levels consistent with past performance. Until the effects of the COVID-19 pandemic more fully subside, we expect our near-term revenues may continue to be negatively impacted. With consideration to these near-term negative impacts on our business, we expect our product and service revenue may continue to increase in future periods, primarily as a result of the growth in sales of GeoMx DSP instruments and consumables, and from sales of new products in our development pipeline such as CosMx SMI, for which commercial shipments are expected to commence in the second half of 2022.
Instrument Installed Base
Our future financial performance will be driven by continued adoption and utilization of our systems and related consumables. As of December 31, 2021, we had an installed base of approximately 1,050 nCounter Analysis Systems and approximately 255 GeoMx DSP systems. In addition, future product and service revenue may be impacted by the introduction of new product platforms, such as CosMx SMI.
We will continue to employ other strategies to increase the adoption rate of our instrument platforms, including expanding our sales channel in both direct and distributor territories, developing new consumable content for our nCounter and GeoMx platforms and enhancing certain features of our nCounter and GeoMx platforms. As part of this strategy, we have continued to add incremental sales territories and have augmented our field sales team, and have continued to grow our base of distributors. As our installed base of instruments grows, we solicit feedback from our customers and focus certain of our research and development efforts on improving our systems or enabling applications, which in turn helps to drive additional sales of our instruments.
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
Our average annualized consumable pull-through per installed nCounter system was approximately $55,000 and $51,000 for the years ended December 31, 2021 and 2020, respectively. The lower nCounter consumable pull-through in 2020 was due primarily to the impact of the COVID-19 pandemic on our customers’ ability to access their laboratories to conduct research, complete purchases and receive product shipments for a substantial portion of 2020.
Our average annualized consumable pull-through per installed GeoMx DSP system was approximately $97,000 and $82,000 for the years ended December 31, 2021 and 2020, respectively. The increase in GeoMx DSP pull-through in 2021 was driven primarily by the introduction of new GeoMx DSP consumables using NGS read-out, which sell for higher average prices per experiment as compared to GeoMx DSP consumables that use nCounter for data read-out.
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
The COVID-19 pandemic has impacted our consumables revenue most substantively, given the impact on our customers’ ability to conduct research or our ability to actively engage with our customers or to receive and fulfill customer orders. We expect our consumables revenue may continue to be more severely impacted by COVID-19, as consumables revenue more closely correlates with day-to-day customer research activity. We cannot predict with any certainty if, or how quickly, our customers will return to previous activity or product order levels, if any increase in activity or product order levels will be maintained, or our ability to resume our activities and operations and maintain them at levels consistent with past performance. With consideration to these near-term negative impacts on our business, we expect our consumables revenue may continue to increase in future periods, as a result of the growth in sales of GeoMx DSP systems, the introduction of new nCounter and GeoMx DSP consumable products, the continued growth of the installed base of our nCounter and GeoMx DSP systems and the expected commercial launch of CosMx SMI and related consumables.
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
Collaboration revenue has been derived primarily from our collaboration with Lam, and historically, our terminated collaborations with Celgene and Merck. We expect collaboration revenue to remain a significantly smaller portion of our total revenues in future periods due to the conclusion or termination of the substantial majority of our previous collaboration agreements.

Revenue Mix and Gross Margin
Our product revenue is derived from sales of nCounter and GeoMx DSP instruments and related consumables. Generally, our consumables have higher gross margins than our instruments. Our GeoMx DSP instruments, which commenced shipping during 2019, contribute a higher average gross margin as compared to our nCounter instrument platforms. There may be fluctuations in sales mix between instruments and consumables from period to period.
Our future gross margins may vary from period to period depending upon the composition of revenue among our platforms, as well as our overall sales mix. For example, if consumables constitute a larger percentage of total product revenue, such a mix shift may increase our gross margins. Such gross margin increases may be offset by the mix of consumable products sold, the introduction of new instrument product platforms that become increasing components of our product sales, such as CosMx SMI, or investment in additional manufacturing capacity to support the growth of our business. In certain regions outside of the US, we sell through distribution partners who typically receive discounted prices. Future instrument selling prices and gross margins may fluctuate as we grow our volume of distribution partners in geographies outside of the United States, as we introduce new products and reduce our product costs, and from variability in the timing of new product introductions.
We will continue to employ other growth strategies in addition to introducing new product platforms, including expanding our sales channel in both direct and distributor territories, developing new consumable content for our product platforms and enhancing certain features of our product platforms. As part of this strategy we have added incremental sales territories and augmented our field sales team, and have continued to grow our base of distribution partners.
Results of Operations
Comparison of Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,				Change
	2021		2020		Dollars	Percentage
	(Dollars in thousands)
Product revenue:
Instruments	$55,616	38%	$47,830	41%	$7,786	16%
Consumables	71,846	50%	50,097	42%	21,749	43%
Total product revenue	127,462	88%	97,927	83%	29,535	30%
Service revenue	16,495	11%	13,517	12%	2,978	22%
Total product and service revenue	143,957	99%	111,444	95%	32,513	29%
Collaboration revenue	1,128	1%	5,872	5%	(4,744)	(81)%
Total revenue	$145,085	100%	$117,316	100%	$27,769	24%
Instrument revenue for the year ended December 31, 2021 increased as compared to the prior year, due primarily to increased commercial shipments of our GeoMx DSP system. For 2020, GeoMx DSP and nCounter instrument shipments were negatively impacted by the COVID-19 global pandemic, where certain of our customers experienced full or partial closures of their operations or facilities, which reduced their ability to complete purchases or receive product shipments.
Consumables revenue includes sales of consumables for both nCounter and GeoMx DSP, and also includes sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue increased for the year ended December 31, 2021 as compared to 2020 due primarily to growth of GeoMx DSP consumables, which was driven by our larger GeoMx DSP installed base as well as higher consumables sales per installed GeoMx DSP system as compared to 2020. In addition, our nCounter consumables revenue increased in 2021, as we experienced improvement in customer lab activity and more consistent purchasing patterns from customers during most periods of 2021 as compared to 2020. Our consumables revenue was more significantly impacted by the COVID-19 pandemic in 2020, where our customers’ ability to access their laboratories to conduct research, complete purchases and receive product shipments was more limited as compared to 2021. The pandemic, and the resulting lower customer activity, had the most significant impact on our nCounter consumables revenue during the second quarter of 2020. In 2021, while customer activity and consumables sales recovered, consumables sales per installed system for nCounter have not recovered to levels recorded prior to 2020 due to the continued impact of the pandemic, more specifically in certain of our larger pharmaceutical industry customers that are focused on oncology-related biomarker studies in human clinical trials and where enrollment in certain trials using nCounter has continued to lag pre-pandemic levels.
Service revenue for the year ended December 31, 2021 increased as compared to 2020, due to growth in the installed bases and the corresponding GeoMx DSP and nCounter service contracts as compared to 2020, as well as increased revenue generated from our GeoMx DSP TAP, as compared to 2020.

During 2020 and 2021, the COVID-19 pandemic impacted our ability to solicit and fulfill customer orders and record related product and service revenue. While all revenue categories have been impacted due to lab closures and lower customer activity, nCounter-related consumables revenue has been impacted most substantively, given our higher installed base of nCounter systems. The business effects of the COVID-19 pandemic have more recently shown improvement, and we have begun to see resumption in customer activity. However, a resurgence of COVID-19 or a variant thereof, such as the Delta and Omicron variants, could recur at any time, with a resulting negative impact on our business. To the extent there is a resurgence in cases of COVID-19 (or a variant thereof), we expect any such resurgence to have a negative impact on our customers’ ability to conduct research and our ability to actively engage with our customers and receive and fulfill customer orders. As in the past, we would expect our revenue to be negatively impacted overall, and our consumables revenue to be more severely impacted as consumables revenue more closely correlates with day-to-day customer research activity. However, we cannot predict with any certainty the extent to which any resurgence in COVID-19 or a variant thereof would impact our business, and it is possible that the effects of such a resurgence would have different or more severe impacts on our business than we have experienced in the past.
With consideration to these potential negative impacts on our business related to COVID-19, we expect our product and service revenue may continue to increase in future periods, as a result of the growth in sales of GeoMx DSP and related consumables, the launch of CosMx SMI and related consumables, and the introduction of new GeoMx DSP and nCounter consumables, services, or other products.
Collaboration revenue decreased for the year ended December 31, 2021 as compared to 2020, due primarily to decreased activity levels associated with our Lam collaboration which was fully funded by the end of 2019 and all remaining revenue was recognized during 2020. We recognized no collaboration revenue related to our agreement with Lam in 2021 and $4.8 million of collaboration revenue for the year ended December 31, 2020.
Cost of Product and Service Revenue; Gross Profit; and Gross Margin

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage
	(Dollars in thousands)
Cost of product and service revenue	$68,304	$52,409	$15,895	30%
Product and service gross profit	$75,653	$59,035	$16,618	28%
Product and service gross margin	53%	53%
For the year ended December 31, 2021, cost of product revenue increased as compared to 2020, due to increased costs associated with increased commercial sales and shipments of GeoMx DSP and nCounter systems, and investments made to support growth of our consumable manufacturing capabilities. Cost of service revenue for the year ended December 31, 2021 increased as compared to 2020 due primarily to increased costs associated with providing service for our growing installed based of systems and additional costs incurred to support our GeoMx DSP TAP.
Our gross margin on product and service revenue for the year ended December 31, 2021 was comparable to 2020, as the favorable gross margin impact of increased consumables revenue in the current year was offset by increased sales of GeoMx DSP instruments, which have a lower gross margin as compared to consumables, as well as by investments made in our manufacturing capacity, increased costs associated with providing our GeoMx DSP TAP services, and increased costs associated with service contracts and product warranties resulting from our growing instrument installed bases.
With consideration to the potential negative impact any future resurgence of COVID-19 (or a variant thereof) may have on our business, which may impact our product and service revenue growth and the related costs incurred, we expect our cost of product and service revenue to increase in future periods. These potential increases would be coincident with anticipated growth in sales of GeoMx DSP instruments, nCounter and GeoMx consumables and our TAP services, as well as the expected launch of our CosMx SMI instrument and related consumables. We also expect to continue making investments in our operations to support the growth of our business.
We expect our gross margin on product and service revenue may fluctuate in future periods. Variability will depend in part on the level of our consumables revenue, for which we operate the manufacturing process directly, as well as on our mix of instrument sales, for which we typically record lower gross margins, as compared to our sales of consumable products. Our gross margins may also vary depending on potential expenses we may incur for regulatory compliance, quality assurance or activities related to the expansion of our manufacturing capacity. In addition, as business activity begins to recover from the COVID-19 pandemic, the cost and global availability of certain raw materials and other supplies have been impacted. While to date our operations, supply chain or costs have not been materially impacted, our gross margins could be affected in the future by changes in the cost or availability of certain raw materials or supplies. Notwithstanding the foregoing, we expect our gross margins may increase in the longer term as consumable sales become a larger percentage of our total revenue, which may lead to greater absorption of our investment in fixed manufacturing costs.
Research and Development Expense

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage
	(Dollars in thousands)
Research and development expense	$69,504	$62,857	$6,647	11%
The increase in research and development expense for the year ended December 31, 2021 is due primarily to higher personnel-related costs and consulting costs related to the development of our CosMx SMI platform, as well as continued development of new features and improvements associated with our GeoMx DSP instrument.
We expect research and development expense may increase in future periods, reflecting the impact of increasing investments in GeoMx DSP, CosMx SMI and other future projects and technologies.
Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage
	(Dollars in thousands)
Selling, general and administrative expense	$115,503	$90,097	$25,406	28%
The increase in selling, general and administrative expense for the year ended December 31, 2021 as compared to 2020, is due primarily to increased investments made to expand our commercial sales team to support our spatial biology-related commercial initiatives, as well as increases in stock compensation expense, investments in software and professional fees. These increases were partially offset by a reduction in certain state and local taxes for which we received a partial refund of previously paid amounts, as well as lower travel and trade show related costs resulting from reduced activities due to ongoing impacts from the COVID-19 pandemic.
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
Other Income (Expense), net

	Year Ended December 31,				Change
	2021	2020			Dollars	Percentage
		As Reported	ASU 2020-06 Adjustment	As Adjusted
	(Dollars in thousands)
Interest income	$649	$1,744	$—	$1,744	$(1,095)	(63)%
Interest expense	(7,490)	(15,408)	7,531	(7,877)	387	(5)%
Other expense, net	(20)	(971)	—	(971)	951	(98)%
Loss on extinguishment of debt and termination of revolving loan facility	—	(7,143)	—	(7,143)	7,143	N/A
Total other income (expense), net	$(6,861)	$(21,778)	$7,531	$(14,247)	$7,386	(52)%
Interest income decreased for the year ended December 31, 2021 as compared to 2020, due primarily to lower investment yields in our portfolio of fixed income investments. We continue to maintain a cash preservation investment strategy and, as a result, held the majority of our cash and cash equivalents in money market or other short duration fixed income positions for which yields were very low. In general, investment yields have been constrained by the COVID-19 pandemic and other broader macroeconomic conditions, and we expect this trend may continue until there are more clear signs of general economic recovery and stability.
Interest expense decreased for the year ended December 31, 2021 due primarily to lower effective interest rates compared to the “as adjusted” period in 2020. The prior period adjustments reflect our adoption of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) effective January 1, 2021, and in turn resulted in a one-time adjustment to eliminate certain non-cash interest expense recorded in the prior year related to our outstanding convertible debt. In addition, for the year ended December 31, 2021, we recorded lower amortization of certain debt issuance costs compared to the “as adjusted” prior period, also resulting from the adoption of ASU 2020-06.
Other expense, net was not material for the year ended December 31, 2021. For the year ended December 31, 2020, other expense, net was comprised primarily of certain expenses for pending state and local tax obligations, as well as the unfavorable impact of fair value declines associated with our previous holdings of Veracyte common stock. There was no similar activity for the year ended December 31, 2021.
In conjunction with closing our convertible debt financing, we terminated our existing term loan facility with Capital Royalty Group and our revolving credit facility with Silicon Valley Bank, and as a result we recorded a one-time charge of $7.1 million for the year ended December 31, 2020, representing certain fees and prepayment penalties associated with these facilities. These costs were included in loss on extinguishment of debt and termination of revolving loan facility as presented above.
Liquidity and Capital Resources

	December 31,
	2021	2020	Change
	(In thousands)
Cash and cash equivalents	$107,068	$411,848	$(304,780)
Short-term investments	241,821	28,883	212,938
Total cash and cash equivalents and short-term investments	$348,889	$440,731	$(91,842)

	Year Ended December 31,
	2021	2020	Change
	(In thousands)
Cash used in operating activities	$(90,549)	$(81,662)	$(8,887)
Cash provided by (used in) investing activities	(220,222)	91,241	(311,463)
Cash provided by financing activities	6,058	373,048	(366,990)
Effect of foreign exchange on cash and cash equivalents	(67)	188	(255)
Net increase (decrease) in cash and cash equivalents	$(304,780)	$382,815	$(687,595)
Changes in Cash Flow
Operating Activities
Net cash used in operating activities in 2021 consisted of our net loss of $115.3 million and net increases in our operating assets and liabilities of $16.5 million, partially offset by $41.2 million of net non-cash income and expense items, such stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of right-of-use assets.
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
Investing Activities
Our most significant investing activities for 2021 and 2020, were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider cash flows related to management of our short-term investments to be important to an understanding of our liquidity and capital resources.
In the years ended December 31, 2021 and 2020, we purchased property and equipment totaling $6.3 million and $7.5 million respectively, which we believe will be required to support the growth and expansion of our operations.

Financing Activities
Net cash provided by financing activities for 2021 consisted primarily of $6.3 million of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan.
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
Short-term Investments
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss.
Convertible Notes
In March 2020, we issued $230.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2025, or the Convertible Notes, in a private offering. The Convertible Notes are governed by an indenture dated March 9, 2020 between us and U.S. Bank, National Association, as trustee. The Convertible Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on March 1 and September 1, beginning on September 1, 2020. Upon conversion, the Convertible Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election. We may not redeem the Convertible Notes prior to March 5, 2023, and no sinking fund is provided for the Convertible Notes. The Convertible Notes do not contain any financial or operating covenants or any restrictions on the issuance of other indebtedness or the issuance or repurchase of securities by us. See Note 10. Long-Term Debt of the Notes to the Consolidated Financial Statements of this report.
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
2019 Sale of Business
In December 2019, we entered into a License and Asset Purchase Agreement, or LAPA, and service and supply agreements, or SSAs, with Veracyte, Inc, or Veracyte. Pursuant to the LAPA, we completed a license of intellectual property and a sale of certain assets to Veracyte relating to our nCounter FLEX system for use in clinical diagnostic applications. For additional information regarding our agreement with Veracyte, see Item 1. Business — License Agreements — Veracyte, Inc.
Financial Condition
Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property and, to a lesser extent, sales of certain assets. As of December 31, 2021, we held cash, cash equivalents and short-term investments of $348.9 million, compared to $440.7 million as of December 31, 2020.
We believe our existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to meet these material cash requirements and fund our operating requirements for the next 12 months and beyond, including working capital requirements, capital expenditures and other operational investments.
The COVID-19 pandemic has impacted our ability to solicit and fulfill customer orders and record related product and service revenue at levels comparable to historical periods. We believe the impacts of the COVID-19 pandemic are beginning to subside. However, to the extent the COVID-19 pandemic continues to have a negative impact on our customers’ ability to conduct research or our ability to actively engage with our customers and take or fulfill customer orders, we expect our revenues, and consequently our liquidity and capital resources, in the near term may be negatively impacted. We cannot predict with any certainty if, or how quickly, our customers will return to previous levels of activity or product order levels, or our ability to resume our activities and operations at levels consistent with past performance. Until the effects of the COVID-19 pandemic more fully subside, we expect our near term revenues, as well as our use of our liquidity and capital resources, to be negatively impacted.
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
Material Cash Requirements
Our principal uses of cash are funding our operations, capital expenditures, working capital requirements and satisfaction of any outstanding obligations under our debt agreements. Over the past several years, our product and service revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased. Our operating expenses have also increased as we have invested in our sales and marketing activities and in research and development of new product platforms and technologies that we believe have the potential to drive the long-term growth of our business.
Our material cash requirements for fiscal 2022 include non-cancelable purchase commitments for long-lead time inventory, research and development items, software development for internal-use projects and property and equipment; lease payments for office, laboratory and manufacturing space; and interest payments related to our convertible notes. We expect capital expenditures to increase in fiscal year 2022, as compared to fiscal 2021, primarily related to investments in manufacturing capacity, and in software development for internal-use projects. As of December 31, 2021, we had future long-term interest payment obligations of $21.1 million, of which $6.0 million is payable within 12 months and total operating and financing lease obligations of $32.3 million, of which $6.9 million is payable within 12 months. In addition, our purchase commitments as of December 31, 2021 are $54.9 million, of which $43.8 million is payable within 12 months. See Note 5. Leases and Note 10. Long-term Debt of the Notes to the Consolidated Financial Statements of this report.
Our material cash requirements may increase in the future as we invest in research and development related to existing or new product platforms, as well as in manufacturing capacity, sales and marketing and administrative activities. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.
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
Instrument service contracts are sold with contract terms ranging from 12-36 months and cover periods after the end of the initial 12-month warranty. These contracts include services to maintain performance within our designed specifications and a minimum of one preventative maintenance service procedure per year during the contract term. Revenue from services to maintain designed specifications is considered a stand-ready obligation and recognized evenly over the contract term and service revenue related to preventative maintenance of instruments is recognized when the procedure is completed. Revenue from service fees for assay processing is recognized upon the rendering of the related performance obligation.
For arrangements with multiple performance obligations, we allocate the contract price in proportion to each performance obligation’s stand-alone selling price. We use our best estimate of stand-alone selling price for our products and services based on historical sales and adjusted for similar products, geographies, and differences in customers and review our stand-alone prices annually.
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
Stock-based Compensation
We account for stock-based compensation at fair value. Stock-based compensation costs for restricted stock units, or RSUs, and for performance stock units, or PSUs, are recognized based on their grant date fair value estimated using the intrinsic method. Stock-based compensation costs for stock option awards are recognized based on their grant date fair value estimated using the Black-Scholes option pricing model. Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest using actual forfeitures when incurred. We use the straight-line method of allocating compensation cost over the requisite service period of the related award, for awards with only service-based vesting requirements. For awards with service and performance-based vesting requirements, we use an accelerated method of allocating compensation cost, over the vesting period. The percentage achievement and vesting of PSU awards are contingent upon the achievement of predetermined performance goals, which include tiered revenue targets. We record compensation expense over the estimated service period for each performance goal when we believe the performance goal is considered probable, which we assess at each reporting date. Once a performance goal is considered probable, we record compensation expense ratably over the estimated service period. Any updates to our estimates during the service period are recorded cumulatively and remaining compensation expense, if any, is recognized over the remaining estimated service period.
We have transitioned from granting stock options awards to primarily granting RSUs and PSUs, however, we may grant stock options in the future. Determining the fair value of stock-based awards at the grant date under the Black-Scholes option pricing model requires judgment, including estimating the value per share of our common stock, risk-free interest rate, expected term and dividend yield and volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates based on management judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the Black-Scholes option pricing model significantly change, stock-based compensation for future awards may differ materially from the awards granted previously.
Inventory Valuation
Inventory consists of raw materials, certain component parts to be used in manufacturing our products, and finished goods. Inventory is stated at the lower of cost or market. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs and market represents the lower of replacement cost or estimated net realizable value. We record adjustments to inventory for potentially excess, obsolete, slow-moving, or impaired items. The business environment in which we operate is subject to rapid changes in technology and customer demand. We regularly review inventory for excess and obsolete products and components taking into account product life cycle and development plans, product expiration and quality issues, historical experience, and our current inventory levels. If actual market conditions are less favorable than anticipated, additional inventory adjustments could be required.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on January 1, 2022 and sustained throughout the period ending December 31, 2022, would not be material.
Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of December 31, 2021, the fair market value of the Convertible Notes was $274.9 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.
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
Inflation Risk
While we have experienced increased operating costs in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 8.         Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
NANOSTRING TECHNOLOGIES, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of NanoString Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NanoString Technologies, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the each of the two years in the period then ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Auditing the Company’s revenue recognition was complex, specifically related to the effort required to test the accounting for contracts with multiple performance obligations. This included the identification of the distinct performance obligations, determination of the stand-alone selling price and allocation of the transaction price to the distinct performance obligations.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls to determine the distinct performance obligations, stand-alone selling price of each distinct performance obligation and the allocation of the transaction price to the distinct performance obligations.

To test the revenues recognized for contracts with multiple performance obligations, our audit procedures included, among others, reading a sample of executed contracts to understand the terms and conditions, evaluating the Company’s identification of the distinct performance obligations, and testing the Company’s allocation to the distinct performance obligations. To test management’s determination of relative stand-alone selling price for each distinct performance obligation, our audit procedures included, among others, assessing the appropriateness of the methodology applied and testing the reliability and mathematical accuracy of the underlying data and calculations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Seattle, Washington
March 1, 2022

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of NanoString Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited NanoString Technologies, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, NanoString Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NanoString Technologies, Inc.
Opinion on the Financial Statements
We have audited the consolidated statement of operations, comprehensive loss, changes in stockholders’ equity and cash flows of NanoString Technologies, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
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
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 2, 2020
We served as the Company’s auditor from 2008 to 2020.

NanoString Technologies, Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020
	(In thousands, except par value amounts)
Assets
Current assets:
Cash and cash equivalents	$107,068	$411,848
Short-term investments	241,821	28,883
Accounts receivable, net	40,130	31,100
Inventory, net	31,486	22,959
Prepaid expenses and other	7,115	4,190
Total current assets	427,620	498,980
Property and equipment, net	27,043	20,828
Operating lease right-of-use assets	19,226	21,492
Other assets	5,592	2,895
Total assets	$479,481	$544,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,283	$5,313
Accrued liabilities	6,765	4,970
Accrued compensation and other employee benefits	17,466	15,262
Customer deposits	1,278	1,631
Deferred revenue and other liabilities, current portion	7,474	5,610
Operating lease liabilities, current portion	4,889	4,313
Total current liabilities	52,155	37,099
Deferred revenue and other liabilities, net of current portion	3,527	1,843
Long-term debt, net	225,144	172,703
Operating lease liabilities, net of current portion	21,693	25,602
Total liabilities	302,519	237,247
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 45,729 and 44,441 shares issued and outstanding at December 31, 2021 and 2020, respectively	5	4
Additional paid-in-capital	827,028	848,891
Accumulated other comprehensive income (loss)	(318)	83
Accumulated deficit	(649,753)	(542,030)
Total stockholders’ equity	176,962	306,948
Total liabilities and stockholders’ equity	$479,481	$544,195
The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2021		2020	2019
	(In thousands, except per share amounts)
Revenue:
Product	$127,462		$97,927	$92,078
Service	16,495		13,517	11,636
Collaboration	1,128		5,872	21,854
Total revenue	145,085		117,316	125,568
Costs and expenses:
Cost of product revenue	53,668		45,001	37,815
Cost of service revenue	14,636		7,408	6,224
Total cost of product and service revenue	68,304		52,409	44,039
Research and development	69,504		62,857	68,035
Selling, general and administrative	115,503		90,097	96,195
Total costs and expenses	253,311	253311000	205,363	208,269
Loss from operations	(108,226)		(88,047)	(82,701)
Other income (expense):
Gain on sale of business, net	—		—	48,871
Loss on extinguishment of debt and termination of revolving loan facility	—		(7,143)	—
Interest income	649		1,744	2,819
Interest expense	(7,490)		(15,408)	(8,487)
Other expense, net	(20)		(971)	(929)
Total other income (expense), net	(6,861)		(21,778)	42,274
Net loss before provision for income taxes	(115,087)		(109,825)	(40,427)
Provision for income taxes	(167)		(253)	(269)
Net loss	$(115,254)		$(110,078)	$(40,696)
Net loss per share—basic and diluted	$(2.54)		$(2.82)	$(1.18)
Weighted average shares used in computing basic and diluted net loss per share	45,299		39,083	34,588
The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net loss	$(115,254)	$(110,078)	$(40,696)
Other comprehensive income (loss):
Change in unrealized (loss) gain on available-for-sale debt securities	(401)	(62)	185
Comprehensive loss	$(115,655)	$(110,140)	$(40,511)
The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balances at January 1, 2019	30,913	3	428,162	(40)	(391,256)	36,869
Issuance of common stock net of issuance costs of $4.7 million	3,175	—	68,273	—	—	68,273
Issuance of common stock warrants	—	1	3,196	—	—	3,197
Common stock issued for stock options and restricted stock units	2,007	—	18,387	—	—	18,387
Common stock issued for employee stock purchase plan	203	—	1,952	—	—	1,952
Tax withholdings related to net share settlements of restricted stock units	—	—	(1,474)	—	—	(1,474)
Stock-based compensation	—	—	17,458	—	—	17,458
Net loss	—	—	—	—	(40,696)	(40,696)
Other comprehensive income	—	—	—	185	—	185
Balances at December 31, 2019	36,298	4	535,954	145	(431,952)	104,151
Issuance of common stock net of issuance costs of $14.2 million	5,750	—	215,765	—	—	215,765
Equity component of convertible notes, net	—	—	58,543	—	—	58,543
Common stock issued for stock options and restricted stock units	1,890	—	18,751	—	—	18,751
Common stock issued for employee stock purchase plan	89	—	2,190	—	—	2,190
Issuance of common stock warrants	—	—	737	—	—	737
Net exercise of common stock warrants	414	—	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,012)	—	—	(2,012)
Stock-based compensation	—	—	18,963	—	—	18,963
Net loss	—	—	—	—	(110,078)	(110,078)
Other comprehensive loss	—	—	—	(62)	—	(62)
Balances at December 31, 2020	44,441	$4	$848,891	$83	$(542,030)	$306,948
Cumulative effect of change in accounting (1)	—	—	(58,543)	—	7,531	(51,012)
Common stock issued for stock options and restricted stock units	1,223	1	6,452	—	—	6,453
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,585)	—	—	(2,585)
Common stock issued for employee stock purchase plan	65	—	2,428	—	—	2,428
Stock-based compensation	—	—	30,385	—	—	30,385
Net loss	—	—	—	—	(115,254)	(115,254)
Other comprehensive loss	—	—	—	(401)	—	(401)
Balances at December 31, 2021	45,729	$5	$827,028	$(318)	$(649,753)	$176,962

(1) Effective January 1, 2021, the Company adopted Accounting Standard Update No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 10. Long-term Debt, Net for more information.

The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Operating activities
Net loss	$(115,254)	$(110,078)	$(40,696)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,871	5,738	4,919
Stock-based compensation expense	30,173	19,374	17,458
Non-cash operating lease cost	3,450	3,238	2,831
Payment of accrued interest on long-term debt	—	(2,593)	—
Gain on sale of business	—	—	(49,922)
Loss (gain) on equity securities	—	300	(625)
Loss on extinguishment of long-term debt	—	7,143	—
Amortization of premium and accretion of discount on short-term investments, net	(1,765)	(121)	(204)
Amortization of deferred financing costs	1,429	8,881	810
Conversion of accrued interest to long-term debt	—	—	2,193
Loss on disposal of property and equipment	5	119	1,152
Provision for inventory obsolescence and bad debt	2,040	886	869
Changes in operating assets and liabilities
Accounts receivable	(9,526)	(3,949)	(9,805)
Inventory	(10,520)	(4,909)	(8,475)
Prepaid expenses and other assets	(5,443)	4,321	(3,350)
Accounts payable	8,687	(3,170)	(599)
Accrued liabilities	(914)	(21)	1,276
Accrued compensation and other employee benefits	2,497	(936)	3,567
Customer deposits	(353)	(4,758)	(1,778)
Deferred revenue and other liabilities	3,336	2,033	(6,536)
Operating lease liabilities	(4,262)	(3,160)	(2,506)
Net cash used in operating activities	(90,549)	(81,662)	(89,421)
Investing activities
Purchases of property and equipment	(6,348)	(7,457)	(7,885)
Purchase of internal-use software assets	(2,299)	—	—
Proceeds from sale of business	—	—	40,000
Proceeds from sale of short-term investments	4,000	21,218	2,500
Proceeds from maturity of short-term investments	44,664	116,284	97,970
Purchases of short-term investments	(260,239)	(38,804)	(147,744)
Net cash (used in) provided by investing activities	(220,222)	91,241	(15,159)
Financing activities
Proceeds from long-term debt	—	230,000	20,000
Deferred costs related to long-term debt	—	(7,403)	(100)
Repayment of long-term debt	—	(80,000)	—
Fees paid upon extinguishment of debt	—	(4,845)	—
Proceeds from sale of common stock, net	—	215,765	68,273
Proceeds from issuance of common stock warrants	—	737	2,228
Proceeds from issuance of common stock for employee stock purchase plan	2,427	2,190	1,952
Tax withholdings related to net share settlements of restricted stock units	(2,585)	(2,012)	(1,474)
Proceeds from exercise of stock options	6,452	18,751	18,387
Repayment of finance lease obligations	(236)	(135)	—
Net cash provided by financing activities	6,058	373,048	109,266
Effect of exchange rate changes on cash and cash equivalents	(67)	188	(9)
Net (decrease) increase in cash and cash equivalents	(304,780)	382,815	4,677
Cash and cash equivalents
Beginning of year	411,848	29,033	24,356
End of year	$107,068	$411,848	$29,033

NanoString Technologies, Inc.
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Supplemental disclosures
Cash paid for interest	$6,038	$4,571	$5,683
Cash paid for taxes	189	357	265
Instruments reclassified from inventory to property and equipment	525	854	605
Finance lease right-of-use assets obtained in exchange for lease obligations	448	524	—
Operating lease right-of-use assets obtained in exchange for lease obligations	929	—	28,060
Common stock received for sale of a business	—	—	9,893
Fair value of warrants issued with long-term debt	—	—	968
The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Notes to Consolidated Financial Statements
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s proprietary chemistries enable the direct detection, identification and quantification of individual target molecules in biological samples by attaching unique molecular reporters to each target molecule of interest. The Company currently markets and sells two platforms based on its proprietary technologies, its nCounter Analysis System, and its GeoMx Digital Spatial Profiler, or GeoMx DSP, both consisting of instruments and consumables, to academic, government, biopharmaceutical and clinical laboratory customers.
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
Investments are presented net of an allowance for expected credit losses that are remeasured each period and any impairment recognized as an expense. The Company has considered all information and factors and noted no indicators that a credit loss exists as of December 31, 2021. The Company has not experienced any significant investment credit losses to date.
At the end of 2019, the Company held certain equity securities, which are reported at fair value. Changes in the fair value of equity securities have been recorded in other income (expense) in the consolidated statements of operations for the periods ended December 31, 2020 and December 31, 2019, respectively. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method. As of December 31, 2020, all equity securities previously held by the Company had been sold.

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
The Company had no customers/collaborators that represented more than 10% of total revenue for the year ended December 31, 2021. The Company had one customer/collaborator, Lam Research Corporation (“Lam”), that represented 4% and 13% of total revenue for the years ended December 31, 2020 and 2019, respectively. The Company had no customers or collaborators that represented more than 10% of total accounts receivable as of December 31, 2021 and 2020.
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
Inventory
Inventory consists of finished goods, raw materials, including certain intermediate manufactured items, and certain component parts to be used in manufacturing or servicing the Company’s products. Inventory is stated at the lower of cost or net realizable value. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs and market represents the lower of cost or market (replacement cost or estimated net realizable value). The Company’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand, obsolete, slow moving or impaired. In the event that the Company identifies these conditions exist in its inventory, its carrying value is reduced to its net realizable value. Inventory reserves were $6.5 million and $5.0 million as of December 31, 2021 and 2020, respectively.
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
Capitalized Internal-Use Software Costs
The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life and are amortized as a component of depreciation and amortization within operating expenses in our consolidated statements of operations. Capitalized internal-use software development costs were $4.0 million as of December 31, 2021.
Capitalized costs associated with the implementation of hosted third-party cloud computing arrangements are recorded as part of current and long-term other assets. Maintenance and training costs are expensed as incurred. Capitalized implementation costs for hosted third-party cloud computing arrangements are expensed on a straight-line basis over the term of the related hosting arrangement. Costs are recorded within the consolidated statements of operations based on the functional use of the software. Unamortized capitalized software implementation costs were $3.2 million as of December 31, 2021.
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
The Company generates the majority of its revenue from sales of its proprietary nCounter Analysis System and its GeoMx DSP, and related consumables. Services consist of instrument service contracts for maintenance, repair and other support related to customer owned instruments, and also certain service fees for assay processing and data analysis and reporting.
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
For arrangements with multiple performance obligations, the Company allocates the contract price in proportion to each performance obligation’s relative stand-alone selling price. The Company frequently sells bundles of systems and consumables, and in such instances uses its best estimate of selling price for its products based on historical stand alone sales or similar products. For service, the best estimate of selling price is based on historical stand-alone sales, as stand-alone sales data for services are more readily available. The Company reviews its stand-alone prices at least annually or more frequently if facts and circumstances significantly change.

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
Cost of Product and Service Revenue
Cost of product revenue consists primarily of costs incurred in the production process, including costs of purchasing instruments from third-party contract manufacturers, consumable component materials and assembly labor and overhead, installation, and packaging and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in the Company’s products, provisions for slow-moving and obsolete inventory and stock-based compensation expense. Cost of product revenue for instruments and consumables is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product revenue in the consolidated statements of operations.
Cost of service revenue consists primarily of field service technicians and the cost of providing repair and maintenance services, including parts used in performing those services for instruments covered under warranty and service contracts. In addition, cost of service revenue includes lab personnel labor and overhead, stock-based compensation and materials used in performing data analysis services. Cost of service revenue is recognized in the period the services are performed.
Reserve for Product Warranties
The Company generally provides a one-year warranty on both its nCounter Analysis Systems and GeoMx DSP instruments, and establishes a reserve for future warranty costs based on historical product failure rates and actual warranty costs incurred. Warranty expense is recorded as a component of cost of service revenue in the consolidated statements of operations. Warranty reserves were $1.2 million and $1.0 million as of December 31, 2021 and 2020, respectively.
Research and Development
Research and development expenses, consisting primarily of salaries and benefits, stock-based compensation expense, occupancy costs, laboratory supplies, contracted services, and consulting fees are expensed as incurred.
Selling, General and Administrative
Selling expenses consist primarily of personnel related costs for sales and marketing, contracted services and service fees and are expensed as the related costs are incurred. Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising costs totaled approximately $4.8 million, $3.4 million and $5.7 million during the years ended December 31, 2021, 2020 and 2019, respectively.
General and administrative expenses consist primarily of personnel related costs for the Company’s finance, human resources, business development, legal, information technology and general management, as well as professional fees for legal, accounting and other consulting services. General and administrative expenses are expensed as they are incurred.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Expenses are generally remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in interest and other income (expense), net and were not material for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Stock-Based Compensation
The Company accounts for stock-based compensation under the fair value method. Stock-based compensation costs related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) which are granted by the Company are calculated using the grant-date fair value using the intrinsic method and for stock options granted in prior years, stock-based compensation was estimated using the Black-Scholes option pricing model. Stock-based compensation expense is recognized based on the number of awards ultimately expected to vest, using actual forfeitures when incurred. The Company uses the straight-line attribution method over the vesting period for recognizing compensation expense for awards with a service condition. For awards with service and performance conditions, the accelerated recognition method is used over the graded vesting schedules for the awards.
Guarantees and Indemnifications
In the normal course of business, the Company guarantees and/or indemnifies other parties, including vendors, lessors and parties to transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. It is not possible to determine the maximum potential amount the Company could be required to pay under these indemnification agreements, since the Company has not had any prior indemnification claims, and each claim would be based upon the unique facts and circumstances of the claim and the particular provisions of each agreement. In the opinion of management, any such claims would not be expected to have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. The Company did not have any related liabilities recorded at December 31, 2021 and 2020.
Comprehensive Loss
Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on available-for-sale debt securities are included in comprehensive (income) loss.
Reclassifications
Prior year amounts for cost of product and service revenue have been reclassified to reflect current year presentation.
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

The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	2021
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$31,467	$14,837	$9,312	$55,616
Consumables	50,421	16,216	5,209	71,846
Total product revenue	81,888	31,053	14,521	127,462
Service revenue	11,344	4,117	1,034	16,495
Total product and service revenue	93,232	35,170	15,555	143,957
Collaboration revenue	1,128	—	—	1,128
Total revenue	$94,360	$35,170	$15,555	$145,085

	2020
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$30,016	$11,134	$6,680	$47,830
Consumables	34,922	12,203	2,972	50,097
Total product revenue	64,938	23,337	9,652	97,927
Service revenue	8,977	3,560	980	13,517
Total product and service revenue	73,915	26,897	10,632	111,444
Collaboration revenue	5,872	—	—	5,872
Total revenue	$79,787	$26,897	$10,632	$117,316

	2019
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$18,578	$8,083	$4,413	$31,074
Consumables	37,983	19,085	3,936	61,004
Total product revenue	56,561	27,168	8,349	92,078
Service revenue	7,724	3,121	791	11,636
Total product and service revenue	64,285	30,289	9,140	103,714
Collaboration revenue	21,854	—	—	21,854
Total revenue	$86,139	$30,289	$9,140	$125,568
Total revenue in the United States was $91.0 million, $77.5 million and $83.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s long-lived assets are primarily located in the United States and not allocated to any specific geographic region.
Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $10.3 million and $7.0 million as of December 31, 2021 and December 31, 2020, respectively, and customer deposits of $1.3 million and $1.6 million as of December 31, 2021 and December 31, 2020, respectively, included within the consolidated balance sheets. Total contract liabilities increased by $3.0 million for the year ended December 31, 2021 as a result of cash payments received of $15.8 million related primarily to new instrument service contracts associated with our growing installed base of GeoMx DSP's, substantially offset by the recognition of previously deferred revenue and customer deposits of $12.8 million for the completion of certain performance obligations during the period. The Company recorded contract assets of $0.7 million as of December 31, 2021 related to revenues recognized, but not yet invoiced to customers. The Company did not record any contract assets as of

December 31, 2020. The Company’s contractual payment terms for its contracts with customers approximate 45 days on average.
As of December 31, 2021, unsatisfied or partially unsatisfied performance obligations related to undelivered products and service contracts were $11.6 million and are expected to be completed over the term of the related contract, or as products are delivered.
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
The sale of assets and license pursuant to the LAPA was considered the disposition of a business and, accordingly, the Company has included a gain on sale of business, net of $48.9 million as non-operating income in the consolidated statements of operations as of December 31, 2019, net of transaction costs of $1.1 million. The disposition did not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The cash consideration received at closing, as well as any future cash payments received pursuant to the future milestones will be recognized as an investing cash in-flow in the consolidated statements of cash flows. Substantially all of the intangible assets sold had no book value for the Company. The Company has not recognized any gain related to the future milestone payments as these are considered contingent consideration for which a gain will be recognized in the future when the milestones are achieved and the gain is realizable. The Company has accounted for the Veracyte common stock in accordance with ASC 321, Investments - Equity Securities.  At December 31, 2019, the Company had included the shares of Veracyte common stock, at fair value, within short-term investments. Subsequently, and during the first half of 2020, the Company disposed of all shares of Veracyte common stock received as part of the initial transaction consideration. All gains or losses related to the disposition of these securities were included within other income (loss) in the consolidated statements of operations. The $40.0 million of cash received on the closing date was included in cash and cash equivalents on the consolidated balance sheets as of December 31, 2019.
5. Leases
The Company is obligated to make future minimum payments under four primary operating leases which approximate 134,000 square feet of space used for manufacturing, research and development and general operations primarily in the greater Seattle area. The operating leases have terms that expire from 2026 to 2030 and include renewal options to extend the lease term at the then current fair market rental for each of the lease agreements. None of the options to extend the rental term of existing leases were considered reasonably certain as of December 31, 2021. The Company’s operating leases contain rent abatement periods, scheduled rent increases and provide for tenant improvement allowances. In addition, the Company enters into finance lease right-of-use assets, included in other assets, and lease liabilities, included in deferred revenues and other liabilities, primarily for equipment used in its operations. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants.

The following table provides the components of the Company’s lease cost (in thousands):

	2021	2020
Operating lease cost	$5,210	$5,354
Finance lease cost:
Amortization of right-of-use assets	255	138
Interest on lease liabilities	23	16
Total lease cost	$5,488	$5,508
Other information related to leases for the year ended December 31 were as follows (in thousands):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,276	$6,140
Operating cash flows from finance leases	23	16
Financing cash flows from finance leases	236	135

Right-of-use assets obtained in exchange for operating lease liabilities	$929	$—
Right-of-use assets obtained in exchange for finance lease liabilities	448	524

Operating Leases
Weighted average remaining lease term (years)	4.9	5.8
Weighted average discount rate	7.0%	7.1%

Financing Leases
Weighted average remaining lease term (years)	1.8	2.4
Weighted average discount rate	4.3%	4.8%
Future minimum lease payments under the lease agreements as of December 31, 2021 were as follows (in thousands):

	Finance	Operating
2022	$353	$6,537
2023	223	6,739
2024	113	6,890
2025	—	7,079
2026	—	2,025
Thereafter	—	2,315
Total future minimum lease payments	689	31,585
Less: imputed interest	(30)	(5,002)
Total	$659	$26,583

6. Short-term Investments
Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$177,375	$3	$(195)	$177,183
U.S. government-related debt securities	33,134	2	(97)	33,039
Asset-backed securities	31,631	—	(32)	31,599
Total available-for-sale debt securities	$242,140	$5	$(324)	$241,821

Type of securities as of December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$22,338	$71	$—	$22,409
U.S. government-related debt securities	5,000	3	—	5,003
Asset-backed securities	1,462	9	—	1,471
Total available-for-sale debt securities	$28,800	$83	$—	$28,883
The fair values of available-for-sale debt securities by contractual maturity at December 31 were as follows (in thousands):

	2021	2020
Maturing in one year or less	$174,534	$28,883
Maturing in one to three years	67,287	—
Total available-for-sale debt securities	$241,821	$28,883
The Company has both the intent and ability to sell its available-for-sale debt securities maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the consolidated balance sheets.
The following table summarizes investments that have been in a continuous unrealized loss position as of December 31, 2021 (in thousands).

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Corporate debt securities	$28,720	$(8)	$49,347	$(187)	$78,067	$(195)
Government-related debt securities	10,074	(19)	17,940	(78)	28,014	(97)
Asset Backed Securities	31,599	(32)	—	—	31,599	(32)
Total	$70,393	$(59)	$67,287	$(265)	$137,680	$(324)
The Company invests in securities that are rated investment grade or better. The unrealized losses on available-for-sale debt securities as of December 31, 2021 were caused primarily by interest rate increases.
The Company reviews the individual securities in its portfolio for impairment when events indicate the fair value of the investments may be below the carrying value. The Company reviews the individual securities in its portfolio for indications that unrealized losses are credit related and require an allowance to be recorded at the present value of the future expected cash flows. The Company determined unrealized losses were not for credit losses and so did not record an allowance related to its available-for-sale debt investments for the year ended December 31, 2021. The Company did not record any impairment charges related to its available-for-sale debt investments for the year ended December 31, 2021.
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
The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

Type of securities as of December 31, 2021	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$98,247	$—	$—	$98,247
Short-term investments:
Corporate debt securities	—	177,183	—	177,183
U.S. government-related debt securities	—	33,039	—	33,039
Asset-backed securities	—	31,599	—	31,599
Total	$98,247	$241,821	$—	$340,068

Type of securities as of December 31, 2020	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$400,757	$—	$—	$400,757
Short-term investments:
Corporate debt securities	—	22,409	—	22,409
U.S. government-related debt securities	—	5,003	—	5,003
Asset-backed securities	—	1,471	—	1,471
Total	$400,757	$28,883	$—	$429,640
In March 2020, the Company issued $230.0 million of Convertible Senior Notes of which $88.6 million was used to repay amounts owed and fees associated with the termination of its term loan agreement and revolving line of credit as described in more detail in Note 10. Long-term Debt, Net. As of December 31, 2021, the fair value of the Convertible Senior Notes was $274.9 million.
8. Inventory, Net
Inventory consisted of the following at December 31 (in thousands):

	2021	2020
Raw materials	$5,135	$4,286
Intermediate manufactured components	9,916	5,981
Finished goods	16,435	12,692
Total inventory, net	$31,486	$22,959

9. Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	Useful Life (Years)	2021	2020
Manufacturing equipment	5	$19,067	$15,311
Prototype instruments	2	2,128	2,128
Computer equipment	3	5,597	3,860
Furniture and fixtures	5	1,927	1,990
Leasehold improvements	Various	19,641	19,347
Construction in progress		7,143	1,233
Total property and equipment, gross		55,503	43,869
Less: Accumulated depreciation and amortization		(28,460)	(23,041)
Total property and equipment, net		$27,043	$20,828
Prototype instruments consist of various nCounter, GeoMx DSP and CosMx SMI instruments used in internal testing and other development activities. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2021, 2020 and 2019 totaled approximately $5.9 million, $5.7 million and $4.9 million, respectively.
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
As the Company has the ability to settle the Convertible Notes in cash, common stock or a combination thereof, the Company separately accounted for the embedded conversion feature of the Convertible Notes by allocating proceeds between a liability and an equity component. The initial amount of the liability component of $169.5 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The borrowing rate was determined to be 9.35% based on the market rates for nonconvertible debt instruments issued by other companies with publicly available credit ratings considered to be comparable to the Company. The residual between the proceeds from the issuance of $230.0 million and the fair value of the liability component of $169.5 million is allocated to the equity component (residual method), which was recorded at $60.5 million and recognized as a debt discount. The Company incurred approximately $7.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees directly associated with the issuance. The issuance costs were allocated to the liability and equity component proportionately based on the allocation of total proceeds. The equity component of $58.5 million, net of issuance costs of $1.9 million, was initially recorded in additional paid-in capital in the Company’s consolidated balance sheets. The liability component, net of issuance costs of $5.5 million, was recorded as long-term debt, net in the Company’s consolidated balance sheets. The debt discount and debt issuance costs allocated to the liability component were to be amortized to interest expense using the effective interest method over five years, the contractual term of the Convertible Notes, with an effective interest rate of 9.9%.
The Company adopted “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) effective January 1, 2021 and, as a result, is no longer allocating proceeds between a liability and an equity component. The Company recorded a cumulative effect of the change in accounting policy as a reclassification of $58.5 million from equity to long-term debt on its consolidated balance sheets, and also recorded an increase of $7.5 million to retained earnings representing the reversal of the cumulative amount of the previously amortized debt discount. The debt discount and debt issuance costs are amortized to interest expense using the effective interest method over five years, the contractual term of the Convertible Notes, with an effective interest rate of 3.3%.
The Company monitors the provision of the Convertible Notes that allow for certain conversion rights at each quarterly reporting date in order to determine whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. As of the date of this report, none of the outstanding convertible notes had been redeemed by the Company. Based on the closing price of our common stock of $42.23 on the last trading day of the year, the if-converted values of the Convertible Notes did not exceed the outstanding principal balance as of December 31, 2021.

All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balance of the Company’s Convertible Notes consisted of the following at December 31 (in thousands):

		2020
	2021	As Reported	ASU 2020-06 Adjustment	As Adjusted
Outstanding principal of Convertible Note	$230,000	$230,000	$—	$230,000
Less: unamortized debt discounts and issuance costs	(4,856)	(57,297)	51,012	(6,285)
Long-term debt, net	$225,144	$172,703	$51,012	$223,715
The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

		2020
	2021	As Reported	ASU 2020-06 Adjustment	As Adjusted
Contractual interest expense	$6,038	$4,897	$—	$4,897
Amortization of debt discount and issuance costs	1,429	8,650	(7,531)	1,119
Total interest expense	$7,467	$13,547	$(7,531)	$6,016
Term Loan Agreement
In October 2018, the Company entered into an amended and restated term loan agreement with Capital Royalty Group (the “2018 Term Loan”), under which it could borrow up to $100.0 million, which was due and payable in September 2024. The Company borrowed a total of $80.0 million under the 2018 Term Loan.In March 2020, the Company terminated the 2018 Term Loan agreement. The Company used $88.6 million of the proceeds from the Convertible Notes to repay in full all outstanding principle, interest and fees associated with termination of the loan. The termination was accounted for as debt extinguishment and the Company recorded a charge of $6.6 million associated with the elimination of previously deferred financing costs, and for fees and penalties incurred upon termination of the 2018 Term Loan and other costs. These costs have been included as a Loss on extinguishment of debt and termination of revolving loan facility in the Company’s consolidated statements of operations.
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
Total interest expense for the Company’s long-term debt was $7.5 million, $15.4 million and $8.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
11. Collaboration Agreements
At the time of entering into collaboration agreements, the Company evaluates the appropriate presentation and classification of payments within its consolidated financial statements based on the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement. The Company has determined that amounts to be received from collaborators in connection with its collaboration agreements entered into through December 31, 2021 are related to revenue generating activities.
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
The Company recognized revenue related to the Lam agreement of $4.8 million and $16.3 million for the years ended December 31, 2020 and 2019, respectively. There was no revenue recognized related to the Lam agreement for the year ended December 31, 2021. The Company received development funding of $14.9 million related to the Lam collaboration for the year ended December 31, 2019. As of December 31, 2019, Lam had provided the full development funding commitment of $50.0 million and the Company does not expect to receive any further funding from Lam in future periods.
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
The Company recognized revenue related to the Celgene agreement of $4.4 million for the year ended December 31, 2019. The Company received development funding of $1.1 million for the year ended December 31, 2019.
12. Common Stock and Preferred Stock
Public Offerings
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation filed by the Company immediately prior to the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2021, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.
Warrants
Prior to the Company’s initial public offering, warrants to purchase preferred stock were issued related to certain financing transactions. All preferred stock warrants were converted into warrants to purchase common stock upon the effectiveness of the initial public offering. In addition, the Company has issued common stock warrants to third parties in accordance with the provisions of certain debt and collaboration agreements. As of December 31, 2021, there were 470,510 common stock warrants outstanding with a weighted average exercise price of $24.70 per share and expiration dates in 2025.
13. Stock-based Compensation
2004 Stock Option Plan and 2013 Equity Incentive Plan
The Company’s 2004 Stock Option Plan, 2013 Equity Incentive Plan, and the 2018 Inducement Equity Incentive Plan (the “Plans”) authorize the grant of stock options, restricted stock units (“RSUs”) and other equity awards to employees, directors and consultants. As of December 31, 2021, there were 13,241,577 shares authorized under the Plans. The Company has also granted RSUs that include service or service and certain performance conditions, or performance stock units (“PSUs”). RSUs generally vest over service periods of 1-3 years at which time award recipients receive shares of common stock equivalent to the originally awarded number of RSUs. In the case of PSUs, the number of PSUs that vest will be contingent on satisfying the service period and also based on achievement of all or part of the required performance obligations. All stock options granted have a ten-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. The Board of Directors determines the option exercise price and may designate stock options granted as either incentive or nonstatutory stock options. The Company generally grants stock options to employees with exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant.
Stock Option Activity
A summary of the Company’s stock option activity under the Plans is as follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2021	2,630,523	$15.68	5.84	$134,670
Canceled and forfeited	(42,329)	14.88
Exercised	(570,403)	11.35
Outstanding at December 31, 2021	2,017,791	$16.93	5.25	$51,105

December 31, 2021:
Options vested and expected to vest	2,017,791	$16.93	5.25	$51,105
Options exercisable	1,716,159	$15.79	4.86	$5,730

The weighted-average grant-date fair value per share of options granted with exercise prices equal to the market price on the date of the grant were $18.89 and $12.99 for the years ended December 31, 2020 and 2019, respectively. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2021. The aggregate intrinsic value of options exercised was $26.9 million during 2021, $39.9 million during 2020, and $19.9 million during 2019, determined as of the option exercise date. The fair value of options vested was $3.7 million, $4.2 million and $6.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes information about the Company’s stock options outstanding at December 31, 2021:

	Outstanding		Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Remaining Contractual Life in Years
$1.92 – $12.56	381,265	4.99	362,291	4.93
$12.77 – $14.99	494,527	3.69	489,955	3.66
$15.21 – $18.55	238,237	3.43	228,621	3.29
$18.68 – $22.71	343,952	5.46	297,292	5.11
$23.00 – $72.33	559,810	7.46	338,000	7.37
	2,017,791		1,716,159
Restricted Stock Unit (RSU) and Performance Stock Unit (PSU) Activity
A summary of RSU and PSU activity under the Plans is as follows:

Non-vested RSUs and PSUs	Share Equivalent	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2021	1,604,722	$24.61
Changes during the year:
Granted	544,292	65.76
Vested	(694,168)	22.04
Forfeited	(121,631)	40.22
Non-vested at December 31, 2021	1,333,215	$41.32
The fair value of the RSUs and PSUs is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of vested RSUs and PSUs was $44.5 million, $12.5 million and $17.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. During 2021 and 2020, the Company modified certain performance conditions of its PSUs for approximately 10 employees in each year which were originally granted in 2020 and 2019. This modification resulted in incremental stock-based compensation expense of $3.0 million and $4.7 million for 2021 and 2020, respectively, recognized from the date of the modification over the remaining vesting period of the awards, adjusted for performance conditions and forfeitures.
Stock-based compensation
The following table sets forth stock-based compensation expense related to stock-based arrangements under the Plans as presented within the consolidated statement of operations for the years ended December 31 (in thousands):

	2021	2020	2019
Cost of product and service revenue	$1,870	$983	$786
Research and development	5,723	3,864	4,100
Selling, general and administrative	21,270	13,643	11,726
Total stock-based compensation expense	$28,863	$18,490	$16,612
As of December 31, 2021, total unrecognized stock-based compensation cost related to non-vested options and RSUs was $32.2 million for awards with a service component and $4.5 million for awards with a service and performance component. This cost will be recognized on a straight-line basis over the weighted-average remaining service period of 1.94 years, for stock awards with a service component, and 1.26 years for stock awards with a service and performance component. The Company utilizes newly issued shares to satisfy option exercises. No tax benefit was recognized related to stock-based compensation cost since the Company has not reported taxable income to date and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.
Valuation assumptions
The Company grants RSUs to employees, directors and consultants and PSUs to employees and values these awards based on the grant date fair value using the closing stock price of the Company’s shares on the date of the grant. Stock-based compensation expense is recognized based on awards ultimately expected to vest using actual forfeitures when incurred. The percentage achievement and vesting of PSU awards are contingent upon the achievement of predetermined tiered revenue performance goals. The Company assesses the probability of the awards expected to vest, based on the performance goals, and if probable, records compensation expense over the estimated service period. Updates to the expected probability are recorded cumulatively and remaining compensation expense, if any, is recognized over the remaining estimated service period.
Prior to January 1, 2021, the company granted stock options to employees, directors and consultants. The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2020	2019
Risk-free interest rates	0.54% — 1.69%	1.41% — 2.56%
Expected term (years)	6.08 — 6.08	5.12 — 6.08
Expected dividend yield	—%	—%
Expected volatility	53.0% — 59.6%	52.6% — 58.0%
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
During 2021, 2020 and 2019, shares issued under the ESPP were 64,809, 89,477 and 203,464, respectively. The Company recorded share-based compensation expense for shares issued from the ESPP of $1.3 million, $0.9 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. A total of 1,923,397 shares of common stock have been reserved for issuance under the ESPP, of which 752,884 shares were available for issuance as of December 31, 2021.
14. Defined Contribution Retirement Plan
The Company maintains a 401(k) defined contribution retirement plan covering substantially all of its employees. The plan provides for matching and discretionary contributions by the Company. Contributions were $2.0 million, $1.7 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

15. Income Taxes
Loss before income taxes for the years ended December 31 consisted of the following (in thousands):

	2021	2020	2019
Domestic	$(116,178)	$(111,101)	$(41,720)
Foreign	1,091	1,276	1,293
Loss before income taxes	$(115,087)	$(109,825)	$(40,427)
Significant components of our provision for income taxes for the years ended December 31 are as follows (in thousands):

	2021	2020	2019
Current:
Domestic	$—	$—	$—
Foreign	167	253	269
Total provision for income taxes	$167	$253	$269
A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31 are as follows (in thousands):

	2021	2020	2019
Income tax provision at federal statutory rate	$(24,168)	$(23,063)	$(8,490)
Tax on repatriated foreign earnings and other nondeductible items	580	348	403
Section 162(m) limitations	5,824	5,044	1,438
Change in tax credits	(2,514)	3,123	(3,738)
Change in valuation allowance	36,550	21,766	17,842
Changes in federal and state tax rates	(110)	586	(4,058)
Stock option exercise windfall	(9,761)	(7,683)	(1,763)
RTP and other true-ups	(2,823)	2,461	(485)
State and foreign tax, and other	(3,411)	(2,329)	(880)
Total provision for income taxes	$167	$253	$269
At December 31, 2021, for income tax return purposes the Company has gross federal and state NOL carryforwards totaling $749.6 million and tax credit carryforwards of $12.7 million. The gross federal NOL carryforwards generated during and after fiscal 2018 totaling $320.1 million are carried forward indefinitely, while all others, if not utilized, will expire beginning in 2025 through 2037. The research and development credit carryforwards generated prior to 2018 will expire beginning in 2028. The carryforwards may be subject to limitations under the Internal Revenue Code and applicable state tax law.
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

The effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities for the years ended December 31 were as follows (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$131,971	$100,927
Research and development tax credit carryforwards	12,028	9,513
Operating lease liability	6,423	6,962
Stock-based compensation	6,287	5,221
Foreign tax credit carryforwards	659	648
Accruals and other	10,139	8,138
Total deferred tax assets before allowance	167,507	131,409
Less: Valuation allowance	(162,817)	(114,335)
Deferred tax assets, net	4,690	17,074
Deferred tax liabilities:
Right of use asset and other	(4,690)	(5,029)
Debt discount (equity component)	—	(12,045)
Deferred tax liability	(4,690)	(17,074)
Net deferred tax assets and liabilities	$—	$—
Certain of the amounts in the income tax rate table and deferred tax assets tables above reflect reclassifications of prior year items to conform to the current year presentation.
The Company has recorded a full valuation allowance related to its deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The table below summarizes changes in the deferred tax asset valuation allowance for the years ended December 31 (in thousands):

	2021	2020	2019
Balance at beginning of year	$114,335	$106,438	$88,596
Impact of adoption of ASU 2020-06 on debt discount (equity component) deferred tax liability	11,932	—	—
Charged to costs and expenses	36,440	8,483	13,784
Impact of change in tax rate	110	(586)	4,058
Balance at end of year	$162,817	$114,335	$106,438
The total balance of unrecognized gross tax benefits for the years ended December 31, resulting from research and development tax credits claimed on the Company’s annual tax return was as follows (in thousands):

	2021	2020	2019
Unrecognized tax benefits at beginning of year	$9,171	$4,212	$2,830
Additions based on current year tax positions	838	4,959	1,382
Unrecognized tax benefits at end of year	$10,009	$9,171	$4,212
The Company classifies applicable interest and penalties on amounts due to tax authorities as a component of the provision for income taxes. The amount of accrued interest and penalties recorded in 2021, 2020 or 2019 was not significant. The Company does not anticipate that the amount of its existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of net operating loss carryforwards in most jurisdictions, the Company’s tax years remain open for examination by U.S. taxing authorities back to 2004.

16. Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
The 10x Genomics-Prognosys Litigation
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, and on May 19, 2021, an amended complaint, against the Company in the U.S. District Court for the District of Delaware. The amended complaint alleges that certain of the Company’s products, services and components, including those sold by the Company for use in connection with its GeoMx DSP system (the “Identified GeoMx Products”), infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669,“Spatially encoded biological assays”, (b) U.S. Patent No. 10,662,467,“Spatially encoded biological assays”, (c) U.S. Patent No. 10,961,566,“Spatially encoded biological assays”, (d) U.S. Patent No. 10,983,133,“Spatially encoded biological assays”, (e) U.S. Patent No. 10,966,219,“Spatially encoded biological assays”, (f) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,008,607, “Spatially encoded biological assays” (the “Asserted GeoMx Patents”). The amended complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified Products, as well as the alleged infringement by others of the Asserted GeoMx Patents through their use of the Identified GeoMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. On November 17, 2021, the Court granted the Company’s motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. Discovery is in progress. A trial is scheduled for June 2023. The Company intends to vigorously defend itself in this ongoing litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
The 10x Genomics-Harvard Litigation
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that certain of the Company’s products, services and components, including those sold by the Company for use in connection with its CosMx SMI system (the “Identified CosMx Products”), infringe two patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection”, and (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (the “Asserted Harvard Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. The Company intends to vigorously defend itself and is preparing its answer to the complaint. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
Contingencies
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
Purchase Commitments
At December 31, 2021 the Company has non-cancellable purchase obligations of $54.9 million related to binding commitments to purchase inventory and other research and development items, $43.8 million of which is due within the next 12 months.
17. Net Loss Per Share
Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Outstanding stock options, restricted stock units and common stock warrants have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

The following common stock participating securities as of December 31 were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	2021	2020	2019
Options to purchase common stock	2,271	3,379	4,610
Restricted stock units	1,344	1,574	1,681
Common stock warrants	471	508	1,116

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, COSO. As a result of that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 11. Executive Compensation
The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Number	Filed Herewith
2.1*†	License and Asset Purchase Agreement, dated December 3, 2019, between the Registrant and Veracyte, Inc.	8-K	December 4, 2019	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	August 8, 2013	3.1
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	August 8, 2013	3.2
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	June 13, 2013	4.1
4.2	Form of Warrant to Purchase Common Stock dated as of October 12, 2018 is issued in connection with Amended and Restated Term Loan Agreement dated as of October 12, 2018 among the Registrant and certain of the Registrant’s subsidiaries and CRG Partners III L.P., CRG Partners III-Parallel Fund “A” L.P., CRG Partners III Parallel Fund “B” (Cayman) L.P., CRG Partners III (Cayman) LEV AIV L.P. and CRG Partners III (Cayman) UNLEV AIV I L.P., and CRG Servicing LLC.	10-K	March 11, 2019	4.3
4.3	Description of Capital Stock.	10-K	March 2, 2020	4.4
4.4	Indenture, dated March 9, 2020, between NanoString Technologies, Inc. and U.S. Bank, National Association.	8-K	March 9, 2020	4.1
4.5	Form of 2.625% Convertible Senior Note due 2025 (included in Exhibit 4.5)	8-K	March 9, 2020	4.2
10.1	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	June 13, 2013	10.1
10.2+	2004 Stock Option Plan, as amended.	S-1	May 20, 2013	10.2
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2004 Stock Option Plan, as amended.	S-1	May 20, 2013	10.3
10.4+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2004 Stock Option Plan, as amended.	S-1	May 20, 2013	10.4
10.5+	2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.5
10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.6
10.7+	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the 2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.7

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit	Filed Herewith
10.8+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.8
10.9+	Form of Notice of Performance Stock Unit Grant and Performance Stock Unit Agreement under the 2013 Equity Incentive Plan.	10-K	March 2, 2020	10.9
10.10+	2013 Employee Stock Purchase Plan.	S-1/A	June 13, 2013	10.9
10.11+	2018 Inducement Equity Incentive Plan and related form agreements.	8-K	January 16, 2018	10.1
10.12+	Employment Agreement, dated May 24, 2010, between the Registrant and R. Bradley Gray.	S-1	May 20, 2013	10.8
10.13+	Amendment to Employment Agreement, dated August 4, 2017, between the Registrant and R. Bradley Gray.	10-Q	August 9, 2017	10.1
10.14+	Amendment to Employment Agreement dated February 28, 2020, between the Registrant and R. Bradley Gray.	10-K	March 2, 2020	10.14
10.15+	Employment Agreement, dated March 31, 2012, between the Registrant and Joseph Beechem.	S-1	January 13, 2014	10.12
10.16+	Amendment to Employment Agreement, dated December 27, 2012, between the Registrant and Joseph Beechem.	10-K	March 7, 2018	10.17
10.17+	Amendment to Employment Agreement, dated November 7, 2017, between the Registrant and Joseph Beechem.	10-K	March 7, 2018	10.18
10.18+	Amendment to Employment Agreement dated February 27, 2020, between the Registrant and Joseph Beechem.	10-K	March 2, 2020	10.21
10.19+	Employment Agreement, dated October 17, 2017, between the Registrant and J. Chad Brown.	10-K	March 7, 2018	10.19
10.20+	Amendment to Employment Agreement dated February 19, 2020, between the Registrant and J. Chad Brown.	10-K	March 2, 2020	10.23
10.21+	Transition Agreement and Release dated January 7, 2022, between the Registrant and J. Chad Brown.				X
10.22+	Employment Agreement, dated January 16, 2018, between the Registrant and K. Thomas Bailey.	10-K	March 7, 2018	10.20
10.23+	Amendment to Employment Agreement dated February 19, 2020, between the Registrant and K. Thomas Bailey.	10-K	March 2, 2020	10.25
10.24+	Employment Agreement dated January 6, 2022, between the Registrant and John Gerace.				X

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit	Filed Herewith
10.25	Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated October 19, 2007, as amended through December 22, 2014 (including Amendment No. 1 through Amendment No. 7).	10-K	March 13, 2015	10.14
10.26	Amendment No. 8 to Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated February 27, 2015.	10-K	March 11, 2016	10.13
10.27	Lease between the Registrant and BMR-500 Fairview Avenue LLC, dated December 22, 2014.	10-K	March 13, 2015	10.15
10.28	Amendment No. 1 to Lease between the Registrant and BMR-500 Fairview Avenue LLC, dated June 27, 2016.	10-Q	August 4, 2016	10.1
10.29	Office Lease Agreement between the Registrant and Blume Roy Building LLC, dated December 26, 2013, as amended through November 18, 2014.	10-K	March 13, 2015	10.16
10.30	Amendment No. 2 to Office Lease Agreement between the Registrant and Blume Roy Building LLC, dated February 1, 2016.	10-Q	May 6, 2016	10.1
10.31	Amendment No. 3 to Office Lease Agreement between the Registrant and Blume Roy Building LLC, dated July 20, 2021.				X
10.32††	Exclusive License Agreement, dated February 4, 2004, between the Registrant and The Institute for Systems Biology.	S-1	May 20, 2013	10.19
10.33††	Amendment No. 1 to Exclusive License Agreement, dated February 5, 2007, between the Registrant and The Institute for Systems Biology.	S-1	May 20, 2013	10.20
10.34	Amendment No. 2 to Exclusive License Agreement, dated May 17, 2007, between the Registrant and The Institute for Systems Biology.	S-1	May 20, 2013	10.21
10.35††	Collaboration Agreement, dated August 4, 2017, between the Registrant and Lam Research Corporation.	10-Q	November 8, 2017	10.1
10.36†	Amendment #1 to Collaboration Agreement, effective May 28, 2019, between Registrant and Lam Research Corporation.	10-K	March 2, 2020	10.4
21.1	List of subsidiaries of the Registrant.				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney (contained on signature page).				X
31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Number	Filed Herewith
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
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
Dated: March 1, 2022

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

Signature	Title	Date

/s/ R. Bradley Gray	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
R. Bradley Gray

/s/ K. Thomas Bailey	Chief Financial Officer (Principal Accounting and Financial Officer)	March 1, 2022
K. Thomas Bailey

/s/ William D. Young	Chairman of the Board of Directors	March 1, 2022
William D. Young

/s/ Elisha W. Finney	Director	March 1, 2022
Elisha W. Finney

/s/ Janet George	Director	March 1, 2022
Janet George

/s/ Robert M. Hershberg	Director	March 1, 2022
Robert M. Hershberg

/s/ Don R. Kania	Director	March 1, 2022
Don R. Kania

/s/ Kirk D. Malloy	Director	March 1, 2022
Kirk D. Malloy

/s/ Gregory Norden	Director	March 1, 2022
Gregory Norden

/s/ Dana Rollison	Director	March 1, 2022
Dana Rollison

/s/ Charles P. Waite	Director	March 1, 2022
Charles P. Waite