Form 10-Q
period 2022-03-31
NanoString Technologies Inc
filed 2022-05-10
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2022 there were 46,415,841 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2022

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

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$98,457	$107,068
Short-term investments	213,618	241,821
Accounts receivable, net	30,381	40,130
Inventory, net	34,590	31,486
Prepaid expenses and other	10,084	7,115
Total current assets	387,130	427,620
Property and equipment, net	32,704	27,043
Operating lease right-of-use assets	18,562	19,226
Other assets	6,324	5,592
Total assets	$444,720	$479,481
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,426	$14,283
Accrued liabilities	4,541	6,765
Accrued compensation and other employee benefits	12,188	17,466
Customer deposits	1,262	1,278
Deferred revenue, current portion	8,053	7,474
Operating lease liabilities, current portion	5,116	4,889
Total current liabilities	49,586	52,155
Deferred revenue, net of current portion	3,820	3,527
Long-term debt, net	225,511	225,144
Operating lease liabilities, net of current portion	20,498	21,693
Total liabilities	299,415	302,519
Commitment and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 46,402 and 45,729 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	835,845	827,028
Accumulated other comprehensive loss	(1,292)	(318)
Accumulated deficit	(689,253)	(649,753)
Total stockholders’ equity	145,305	176,962
Total liabilities and stockholders’ equity	$444,720	$479,481
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product	$26,571	$27,708
Service	4,270	3,686
Total product and service revenue	30,841	31,394
Collaboration	239	223
Total revenue	31,080	31,617
Costs and expenses:
Cost of product revenue	11,472	12,046
Cost of service revenue	3,306	3,577
Total cost of product and service revenue	14,778	15,623
Research and development	17,417	15,063
Selling, general and administrative	36,355	26,799
Total costs and expenses	68,550	57,485
Loss from operations	(37,470)	(25,868)
Other income (expense):
Interest income	151	118
Interest expense	(1,883)	(1,870)
Other income (expense), net	(217)	(32)
Total other expense, net	(1,949)	(1,784)
Net loss before provision for income tax	(39,419)	(27,652)
Provision for income tax	(81)	(60)
Net loss	$(39,500)	$(27,712)
Net loss per share — basic and diluted	$(0.86)	$(0.62)
Weighted average shares used in computing basic and diluted net loss per share	45,998	44,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(39,500)	$(27,712)
Other comprehensive loss:
Change in unrealized loss on available-for-sale debt securities	(974)	(74)
Comprehensive loss	$(40,474)	$(27,786)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	44,441	$4	$848,891	$83	$(542,030)	$306,948
Cumulative effect of a change in accounting policy(1)	—	—	(58,543)	—	7,531	(51,012)
Common stock issued for stock options and restricted stock units	726	1	2,249	—	—	2,250
Common stock issued for employee stock purchase plan	38	—	1,192	—	—	1,192
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,585)	—	—	(2,585)
Stock-based compensation	—	—	7,385	—	—	7,385
Net loss	—	—	—	—	(27,712)	(27,712)
Other comprehensive loss	—	—	—	(74)	—	(74)
Balance at March 31, 2021	45,205	$5	$798,589	$9	$(562,211)	$236,392

Balance at January 1, 2022	45,729	$5	$827,028	$(318)	$(649,753)	$176,962
Common stock issued for stock options and restricted stock units	624	—	1,035	—	—	1,035
Common stock issued for employee stock purchase plan	49	—	1,502	—	—	1,502
Tax withholdings related to net share settlements of restricted stock units	—	—	(1,505)	—	—	(1,505)
Stock-based compensation	—	—	7,785	—	—	7,785
Net loss	—	—	—	—	(39,500)	(39,500)
Other comprehensive loss	—	—	—	(974)	—	(974)
Balance at March 31, 2022	46,402	$5	$835,845	$(1,292)	$(689,253)	$145,305

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

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(39,500)	$(27,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,667	7,416
Depreciation and amortization	1,543	1,441
Amortization of deferred financing costs	367	355
Amortization of premium and accretion of discount on short-term investments, net	606	31
Non-cash operating lease cost	950	838
Allowance for inventory obsolescence and accounts receivable credit loss	610	951
Changes in operating assets and liabilities:
Accounts receivable	9,425	(2,462)
Inventory	(4,054)	(2,159)
Prepaid expenses and other assets	(3,050)	(3,559)
Accounts payable	3,924	943
Accrued liabilities	(3,372)	(1,060)
Accrued compensation and other employee benefits	(5,130)	(3,774)
Customer deposits	(16)	(299)
Deferred revenue and other liabilities	945	1,244
Operating lease liabilities	(1,168)	(1,050)
Net cash used in operating activities	(30,253)	(28,856)
Investing activities
Purchases of property and equipment	(3,002)	(2,672)
Purchase of internal-use software assets	(2,167)	—
Purchase of intellectual property	(750)	—
Proceeds from maturity of short-term investments	37,424	15,362
Purchases of short-term investments	(10,800)	—
Net cash provided by investing activities	20,705	12,690
Financing activities
Tax withholdings related to net share settlements of restricted stock units	(1,504)	(2,585)
Proceeds from issuance of common stock for employee stock purchase plan	1,502	1,192
Proceeds from exercise of stock options	1,035	2,249
Repayment of finance lease obligations	(73)	—
Net cash provided by financing activities	960	856
Effect of exchange rate changes on cash and cash equivalents	(23)	(36)
Net decrease in cash and cash equivalents	(8,611)	(15,346)
Cash and cash equivalents
Beginning of period	107,068	411,848
End of period	$98,457	$396,502
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s proprietary chemistries enable the direct detection, identification, and quantification of individual target molecules in biological samples by attaching unique molecular reporters to each target molecule of interest. The Company currently markets and sells two platforms based on its proprietary technologies, its nCounter Analysis System, and its GeoMx Digital Spatial Profiler, or GeoMx DSP System. The platforms are comprised of the instrument and related consumables and services. The Company sells its instruments primarily to academic, government, biopharmaceutical, and clinical laboratory customers.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for unaudited condensed consolidated financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations as of and for the periods presented.
Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, certain estimates are becoming more challenging, and actual results could differ materially from those estimates. The results of the Company’s operations for the three month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
Capitalized Internal-Use Software Costs
The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life and are included in depreciation and amortization within operating expenses in our consolidated statements of operations. Capitalized internal-use software development costs were $7.0 million and $4.0 million as of March 31, 2022 and December 31, 2021, respectively.
Capitalized costs associated with the implementation of hosted third-party cloud computing arrangements are recorded as part of current and long-term other assets. Maintenance and training costs are expensed as incurred and are expensed on a straight-line basis over the term of the related hosting arrangement. Costs are recorded within the consolidated statements of operations based on the functional use of the software. Unamortized capitalized software implementation costs were $3.1 million and $3.2 million as of March 31, 2022 and December 31, 2021, respectively.
3. Revenue from Contracts with Customers
The Company operates as a single reportable segment. The Company has one sales force that sells the Company’s nCounter Analysis systems, its GeoMx DSP system, its CosMx SMI system, and the consumables and services related to these platforms.
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
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended March 31, 2022
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$5,698	$1,746	$1,659	$9,103
Consumables	12,275	4,006	1,187	17,468
Total product revenue	17,973	5,752	2,846	26,571
Service revenue	3,049	998	223	4,270
Total product and service revenue	21,022	6,750	3,069	30,841
Collaboration revenue	239	—	—	239
Total revenues	$21,261	$6,750	$3,069	$31,080

	Three Months Ended March 31, 2021
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$5,473	$3,634	$2,638	$11,745
Consumables	11,342	3,344	1,277	15,963
Total product revenue	16,815	6,978	3,915	27,708
Service revenue	2,682	772	232	3,686
Total product and service revenue	19,497	7,750	4,147	31,394
Collaboration revenue	223	—	—	223
Total revenues	$19,720	$7,750	$4,147	$31,617
Total revenue in the United States was $20.4 million and $18.8 million for the three month periods ended March 31, 2022 and 2021, respectively. The Company’s assets are primarily located in the United States and therefore are not allocated to any specific geographic region.
Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $11.3 million and $10.3 million as of March 31, 2022 and December 31, 2021, respectively, and customer deposits of $1.3 million as of both March 31, 2022 and December 31, 2021, included within the condensed consolidated balance sheets. Total contract liabilities increased by $0.9 million as of March 31, 2022 as a result of additional deferred revenue of $3.9 million associated primarily with new or extended service contracts, partially offset by the recognition of previously deferred revenue and customer deposits of $2.9 million for the completion of certain performance obligations during the period. The Company recorded contract assets of $0.7 million as of both March 31, 2022 and December 31, 2021, related to revenues recognized, but not yet invoiced to customers. The Company’s contractual payment terms for its contracts with customers approximates 45 days on average.
As of March 31, 2022, unsatisfied or partially unsatisfied performance obligations related to undelivered products and service contracts were $12.5 million and are expected to be completed over the term of the related contract or as products are delivered.
4. Net Loss Per Share
Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Convertible notes, outstanding options to purchase common stock, restricted stock units and common stock warrants have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.
The following shares were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Convertible notes	—	4,811
Options to purchase common stock	1,945	2,560
Restricted stock units	1,232	1,407
Common stock warrants	471	471

5. Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. Additionally, the Company evaluates collectability risk over the life of its receivables in order to establish an appropriate reserve for certain receivables that may become uncollectible in future periods. The Company has not experienced significant credit losses to date. During the three months ended March 31, 2022 and 2021, the Company had no customers that individually represented more than 10% of total revenue. The Company had one customer/distributor, Cold Spring Biotech Corporation, that represented 11% of total accounts receivable as of March 31, 2022. The Company had no customers that represented more than 10% of total accounts receivable as of December 31, 2021.
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
6. Short-term Investments
Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of March 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$142,862	$—	$(873)	$141,989
Government-related debt securities	40,574	—	(345)	40,229
Asset-backed securities	31,475	—	(75)	31,400
Total available-for-sale debt securities	$214,911	$—	$(1,293)	$213,618

Type of securities as of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$177,375	$3	$(195)	$177,183
Government-related debt securities	33,134	2	(97)	33,039
Asset-backed securities	31,631	—	(32)	31,599
Total available-for-sale debt securities	$242,140	$5	$(324)	$241,821
The fair values of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	March 31, 2022	December 31, 2021
Maturing in one year or less	$187,712	$174,534
Maturing in one to three years	25,906	67,287
Total available-for-sale debt securities	$213,618	$241,821
The Company has both the intent and ability to sell its available-for-sale debt securities maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheets.
The following table summarizes investments that have been in a continuous unrealized loss position as of March 31, 2022 (in thousands).

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Corporate debt securities	$75,500	$(873)	$—	$—	$75,500	$(873)
Government-related debt securities	40,229	(345)	—	—	40,229	(345)
Asset Backed Securities	31,399	(75)	—	—	31,399	(75)
Total	$147,128	$(1,293)	$—	$—	$147,128	$(1,293)
The Company invests in securities that are rated investment grade or better. The unrealized losses on available-for-sale debt securities as of March 31, 2022 were caused primarily by interest rate increases.
The Company reviews the individual securities in its portfolio for impairment when events indicate the fair value of the investments may be below the carrying value. The Company reviews the individual securities in its portfolio for indications that unrealized losses are credit related and require an allowance to be recorded at the present value of the future expected cash flows. The Company determined unrealized losses were not for credit losses and therefore did not record an allowance related to its available-for-sale debt investments for the three month period ended March 31, 2022. The Company did not record any impairment charges related to its available-for-sale debt investments for the three month period ended March 31, 2022.
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

The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

	Fair value measurement using:
Type of securities as of March 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$77,984	$—	$—	$77,984
Short-term investments:
Corporate debt securities	—	141,989	—	141,989
Government-related debt securities	—	40,229	—	40,229
Asset-backed securities	—	31,400	—	31,400
Total	$77,984	$213,618	$—	$291,602

	Fair value measurement using:
Type of securities as of December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$98,247	$—	$—	$98,247
Short-term investments:
Corporate debt securities	—	177,183	—	177,183
Government-related debt securities	—	33,039	—	33,039
Asset-backed securities	—	31,599	—	31,599
Total	$98,247	$241,821	$—	$340,068
In March 2020, the Company issued $230.0 million of Convertible Notes as described in more detail in Note 9. Long-term Debt, Net. As of March 31, 2022, the fair value of the Convertible Notes was $233.3 million.
8. Inventory
Inventory, net of related allowances, consisted of the following as of the date indicated (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$4,958	$5,135
Work in process	11,492	9,916
Finished goods	18,140	16,435
Total inventory, net	$34,590	$31,486
9. Long-term Debt, Net
In March 2020, the Company issued $230.0 million in aggregate principal amount of its Convertible Notes in a private offering. The Convertible Notes are governed by an indenture dated March 9, 2020 between the Company and U.S. Bank, National Association, as trustee. The Company received net proceeds from the offering of $222.6 million.
The Convertible Notes bear interest at a rate of 2.625% per year, payable semi-annually in arrears on March 1st and September 1st. The Convertible Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under, or if the Convertible Notes are not freely tradeable as required by, the indenture governing the Convertible Notes. Upon conversion, the Convertible Notes will be convertible into cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.
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

The Company incurred approximately $7.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees directly associated with the issuance. The debt issuance costs are amortized to interest expense using the effective interest method over five years, the contractual term of the Convertible Notes, with an effective interest rate of 3.3%.
The Company monitors the provision of the Convertible Notes that allow for certain conversion rights at each quarterly reporting date in order to determine whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. As of the date of this report, none of the outstanding convertible notes had been redeemed by the Company. Based on the closing price of our common stock of $34.75 on the last trading day of the quarter, the if-converted values of the Convertible Notes did not exceed the remaining principal balance as of March 31, 2022.
All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balances of the Company’s Convertible Notes and previously outstanding term loan consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Outstanding principal of Convertible Note	$230,000	$230,000
Less: unamortized issuance costs	(4,489)	(4,856)
Long-term debt, net	$225,511	$225,144
The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$1,509	$1,509
Amortization of issuance costs	367	355
Total interest expense	$1,876	$1,864
10. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
10x Genomics
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against the Company in the U.S. District Court for the District of Delaware. The amended complaint alleges that certain of the Company’s products, services and components, including those sold by the Company for use in connection with its GeoMx DSP system (the “Identified GeoMx Products”), infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669,“Spatially encoded biological assays,” (b) U.S. Patent No. 10,961,566,“Spatially encoded biological assays,” (c) U.S. Patent No. 10,983,133,“Spatially encoded biological assays,” (d) U.S. Patent No. 10,966,219,“Spatially encoded biological assays,” (e) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,008,607, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,293,917, “Systems for analyzing target biological molecules via sample imaging and delivery of probes to substrate wells” (the “Asserted Prognosys Patents”). The amended complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. On November 17, 2021, the Court granted the Company’s motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. Discovery is in progress. A trial is scheduled for August 2023. The Company intends to vigorously defend itself in this ongoing litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that certain of the Company’s products, services and components, including those sold by the Company for use in connection with its CosMx SMI system (the “Identified CosMx Products”), infringe two patents owned by Harvard: (a) U.S. Patent No. 10,227,639,

“Compositions and Methods for Analyte Detection,” and (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection” (the “Asserted Harvard Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. The Company intends to vigorously defend itself in this ongoing litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
In May 2022, the Company was notified of a complaint, dated March 4, 2022, naming the Company and its wholly-owned subsidiary, NanoString Technologies Germany GmbH, which 10x Genomics, Inc. filed in the Munich Regional Court in Germany, alleging that certain of the Company's products and services, including those for use in connection with the Company’s CosMx SMI system, infringe European Patent No. 2794928B1. The Company has evaluated the claims and does not believe that its activities infringe any patent rights held by the plaintiff. The Company intends to vigorously defend itself in this litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
Contingencies
Other than the pending litigations with 10x Genomics and its co-plaintiffs, the Company is not engaged in any material legal proceedings. The Company is involved in other legal proceedings from time to time arising in the normal course of business. Additionally, the Company operates in various states and local jurisdictions for which sales, occupation, or franchise taxes may be payable to certain taxing authorities. Management believes that the outcome of these proceedings and any amounts that may become payable to certain taxing authorities will not have a material impact on the Company’s financial condition, results of operations, or liquidity.

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
•our ability to successfully develop and commercialize our CosMx Spatial Molecular Imager platform and related cloud storage and computing capabilities;
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
All forward-looking statements are based on information available to us on the date of this Quarterly Report on Form 10-Q and we will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law. Our actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, and you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Factors that might cause such a difference include, but are not limited to, those discussed in the following discussion and within Part II, Item 1A — “Risk Factors,” and elsewhere in this report. In this report, “we,” “our,” “us,” “NanoString,” and “the Company” refer to NanoString Technologies, Inc. and its subsidiaries.
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
Our nCounter platform, which was commercially launched in 2008, is used to conduct what is known as bulk gene expression analysis, whereby biological samples are first reduced, and then gene expression, specifically quantities of selected RNA or proteins, are measured at their average levels throughout the totality of the sample. nCounter can be used to analyze the activity of up to 800 genes in a single experiment. As of March 31, 2022, we had an installed base of approximately 1,070 nCounter systems, which our customers have used to publish more than 5,250 peer-reviewed scientific papers.
GeoMx DSP, which was commercially launched in 2019, is a pioneering product platform in the emerging field of spatial biology. While nCounter and other common gene expression analysis technologies use bulk analysis approaches, GeoMx DSP is used to analyze selected regions of an intact biological sample without the need to reduce or destroy the sample, enabling researchers to see how gene expression might vary across those regions. After a researcher selects regions of interest, GeoMx DSP arranges the biological information extracted from these regions to be subsequently quantified and analyzed, or “read out,” by a platform such as nCounter, whereby researchers can obtain information on up to 96 biological targets per selected region of interest, or by a next generation sequencer, or NGS, system, such as systems manufactured by Illumina, Inc., whereby researchers can obtain information on up to 18,000 biological targets, or the whole possible universe of potential RNA targets, per selected region of interest. As of March 31, 2022, we had installed approximately 295 GeoMx DSP systems, which our customers have used to publish approximately 110 peer-reviewed scientific papers.
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
To support the commercialization of GeoMx DSP and the expected commercial launch of CosMx SMI, we provide selected customers in-house sample testing services whereby customers send biological samples to our Seattle facilities to be analyzed using our product platforms and selected consumables under our technology access program, or TAP. Upon completion of each project, the raw data and analysis report is provided to the customer. As of March 31, 2022, we have conducted over 840 TAP projects for approximately 370 customers.
We derive a substantial majority of our revenue from the sale of our products, which consist of our nCounter and GeoMx DSP instruments and related proprietary consumables. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. Our consumables include our standardized nCounter and GeoMx DSP panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and the Prosigna breast cancer assay which is manufactured for our partner Veracyte Inc, or Veracyte. We also derive revenue from processing fees related to proof-of-principle studies, including from our GeoMx DSP TAP and our CosMx TAP. For nCounter, GeoMx DSP, and in future periods, for our CosMx SMI, we offer extended service contracts and generate service revenue.
Our product and service revenue decreased $0.6 million to $30.8 million for the three months ended March 31, 2022, compared to $31.4 million for the first three months of 2021. Our total revenue was $31.1 million for the three months ended March 31, 2022, compared to $31.6 million for the first three months of 2021.
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables, including our panels, custom code sets and reagent packages, at our greater Seattle, Washington area facilities.
We focus a substantial portion of our resources on developing new technologies, products, and solutions. Research and development expense totaled $17.4 million and $15.1 million for the three months ended March 31, 2022 and 2021, respectively. We intend to continue to make significant investments in research and development to support our existing instrument platforms and related consumable offerings, as well as research and development of new technologies.
We have never been profitable and had net losses of $39.5 million and $27.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, our accumulated deficit was $689.3 million.
Results of Operations
Revenue
Our product revenue consists of sales of nCounter and GeoMx DSP, including instruments and related consumables. Service revenue consists of fees associated with service contracts and conducting various forms of data analysis studies, such as providing services under our Technology Access Programs, or TAP, and programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using nCounter or GeoMx DSP.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors, and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer.

	Three Months Ended March 31,
	2022		2021		% Change

Americas	$21,261	68%	$19,720	62%	8%
Europe & Middle East	6,750	22%	7,750	25%	(13)%
Asia Pacific	3,069	10%	4,147	13%	(26)%
Total revenue	$31,080	100%	$31,617	100%	(2)%

The following table reflects the breakdown of our revenue into the primary components of product, service and collaboration.

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollars in thousands)
Product revenue:
Instruments	$9,103	$11,745	(22)%
Consumables	17,468	15,963	9%
Total product revenue	26,571	27,708	(4)%
Service revenue	4,270	3,686	16%
Total product and service revenue	30,841	31,394	(2)%
Collaboration revenue	239	223	7%
Total revenue	$31,080	$31,617	(2)%
Instrument revenue during the three month period ended March 31, 2022 decreased as compared to the same periods in 2021, primarily as a result of fewer commercial shipments of our GeoMx DSP system. During the first quarter of 2022, we experienced an approximately 30% decrease in the number of GeoMx DSP systems shipped as compared to the same period in 2021. We believe the lower revenue, and particularly the lower number of GeoMx systems shipped, were the result of sales execution issues that arose in the first quarter, including an imbalance between capturing fourth quarter revenue and developing our sales funnel of opportunities for the first quarter of 2022 and changes made to re-align our expanded commercial team early in the year that led to lower than typical instrument sale close rates as compared to previous quarterly periods.
Consumables revenue includes sales of consumables for both nCounter and GeoMx DSP, and also includes sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue increased for the three month period ended March 31, 2022 as compared to the same period in 2021. The increase in our consumables revenue was due primarily to our increased installed base of GeoMx DSP systems as compared to the same periods of 2021 and also to the introduction of new consumables content for GeoMx DSP such as our Cancer Transcriptome and Whole Transcriptome Atlas products. These increases were partially offset by lower revenue from our nCounter consumables, sales of which were impacted by the first quarter sales execution issues, lower than expected pull-through on GeoMx DSP systems sold in the second half of 2021, as well as by the continued impact of pandemic related lab closures and clinical trial delays.
Service revenue increased for the three month period ended March 31, 2022 as compared to the same period of 2021, due primarily to growth in the installed bases and the corresponding service contracts as compared to the same periods of 2021, as well as increased revenue generated from our GeoMx DSP TAP and CosMx SMI TAP as compared to the same period of 2021.
During 2020 and 2021, the COVID-19 pandemic impacted our ability to solicit and fulfill customer orders, and record related product and service revenue. While all revenue categories were impacted due to lab closures and lower customer activity, nCounter-related consumables revenue were impacted most substantively, given our higher installed base of nCounter systems. A resurgence of COVID-19 or a variant thereof could recur at any time, with a resulting impact on our business. To the extent there is a resurgence in cases of COVID-19 (or a variant thereof), we expect any such resurgence to have a negative impact on our customers’ ability to conduct research and our ability to actively engage with our customers and receive and fulfill customer orders. As in the past, we would expect our revenue to be negatively impacted overall, and our consumables revenue to be more severely impacted as consumables revenue more closely correlates with day-to-day customer research activity. However, we cannot predict with any certainty the extent to which any resurgence in COVID-19 or a variant thereof would impact our business, and it is possible that the effects of such a resurgence would have different or more severe impacts on our business than we have experienced in the past.
With consideration to these potential negative impacts on our business related to COVID-19, we expect our product and service revenue may continue to increase in future periods, as a result of the growth in sales of GeoMx DSP instruments and consumables, the launch of our CosMx SMI instrument platform and related consumables, and the introduction of new GeoMx DSP, CosMx SMI and nCounter consumables, services, software, or other products. We also currently expect the sales execution issues that negatively impacted our revenue during the current period to improve over the balance of 2022, which we believe will lead to a recovery in close rates of our instrument and consumables sales and improved sales growth in future periods.

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

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollars in thousands)
Cost of product and service revenue	$14,778	$15,623	(5)%
Product and service gross profit	$16,063	$15,771	2%
Product and service gross margin	52%	50%
For the three month period ended March 31, 2022, cost of product and service revenue decreased as compared to the same period of 2021, due primarily to the decreased volume of shipments of our GeoMx DSP and nCounter instruments. This was partially offset by increased investments made to support growth of our consumable manufacturing capabilities for GeoMx DSP and nCounter, costs associated with providing service for our growing installed base of systems and additional costs incurred to support our TAP service for GeoMx DSP and CosMx SMI.
Our gross margins on product and service revenue for the three month period ended March 31, 2022 increased slightly from the same period of 2021 due primarily to the favorable gross margin impact of increased GeoMx DSP consumables revenue in the respective current year period and the resulting shift in mix of our total revenue towards our consumables, which generally have higher gross margins than our instrument platforms, as well as by initiatives we have undertaken to improve our manufacturing efficiency.
With consideration to the potential negative impact any future resurgence of COVID-19 (or a variant thereof) may have on our business, or any continued impact of sales execution issues and the timing of any recovery therefrom, which may impact our product and service revenue growth and the related costs incurred, we expect our cost of product and service revenue to increase in future periods. These potential increases would coincide with anticipated growth in sales of GeoMx DSP systems, nCounter and GeoMx DSP consumables and our TAP services, as well as the expected launch of our CosMx SMI system and related consumables. We also expect to continue making investments in our operations to support the growth of our business.
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
Research and Development Expense
Research and development expenses consist primarily of salaries and benefits, occupancy, laboratory supplies, engineering services, consulting fees, costs associated with licensing molecular diagnostics rights, and certain expenses related to research activities with customers and collaborators for which we have undertaken joint research projects. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products and applications.
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

	Three Months Ended March 31,
	2022	2021	% Change
	(In thousands)
Research and discovery	$4,263	$8,102	(47)%
Manufacturing, support and service	1,627	1,782	(9)%
Product and process engineering	8,244	2,131	287%
Regulatory and medical affairs	368	295	25%
Facilities and overhead	2,915	2,753	6%
Total research and development expense	$17,417	$15,063	16%
Research and development expenses for the three month period ended March 31, 2022 increased as compared to the same period in 2021, due primarily to higher consulting and personnel-related costs for product development activities associated with our CosMx SMI system, related software and services for both CosMx SMI and GeoMx DSP, and to a lesser extent continued development of new features and improvements for our nCounter and GeoMx instrument platforms, including software and technology that will support data storage and analysis.
We expect research and development expense may increase in future periods, reflecting the impact of increasing investments in GeoMx DSP, CosMx SMI and other future projects and technologies.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal, and general management functions, as well as professional fees for legal, insurance, consulting, and accounting services.
Selling, general, and administrative expense was as follows:

	Three Months Ended March 31,
	2022	2021	% Change
	(In thousands)
Selling, general and administrative expense	$36,355	$26,799	36%
The increase in selling, general, and administrative expense for the three month period ended March 31, 2022 as compared to the same period in 2021 is due primarily to increased investments made to expand our commercial sales team to support our spatial biology related commercial initiatives, as well as increases in travel and trade show related activities as our selling and other commercial activities recovered from the impacts of the global pandemic. Additionally, we have made increased investments in information technology systems and software supporting our commercial team, operations, and finance functions, and we have incurred increased professional fees related to the investments in those systems and related to ongoing legal proceedings.
With consideration to the potential negative impact any future resurgence of COVID-19 (or a variant thereof) may have on our business, or any continued impact of sales execution issues and the timing of any recovery therefrom, which may impact our product and service revenue growth and the related costs incurred, we expect selling, general and administrative expenses to increase in future periods as the number of sales, technical support, marketing, and administrative personnel grows to support the expected growth in our business and the introduction of new products and product platforms.
Other Income (Expense)

	Three Months Ended March 31,
	2022	2021	% Change
	(In thousands)
Interest income	$151	$118	28%
Interest expense	(1,883)	(1,870)	1%
Other income (expense), net	(217)	(32)	578%
Total other expense, net	$(1,949)	$(1,784)	9%

Other income and expense items are comprised primarily of interest income earned on our cash equivalents and short term investments and interest paid on our outstanding convertible debt. Our total other income (expense), net for the three month period ended March 31, 2022 was materially consistent with the same period in the prior year. We continue to maintain a cash preservation investment strategy and, as a result, held the majority of our cash and cash equivalents in money market or other short duration fixed income positions for which yields were very low. In general, investment yields have been constrained by the COVID-19 pandemic and other broader macroeconomic conditions. While we are beginning to see improvement in interest rates available in the markets resulting from the federal reserve responding to increasing inflation and other macroeconomic factors, we do not expect to see significant increases in our interest income and we could continue to see fluctuations in interest rates until there are more clear signs of general economic recovery and stability.
Liquidity and Capital Resources

	March 31, 2022	December 31, 2021	Change
	(In thousands)
Cash and cash equivalents	$98,457	$107,068	$(8,611)
Short-term investments	213,618	241,821	(28,203)
Total cash and cash equivalents and short-term investments	$312,075	$348,889	$(36,814)

	Three Months Ended March 31,
	2022	2021	Change
	(In thousands)
Cash used in operating activities	$(30,253)	$(28,856)	$(1,397)
Cash provided by investing activities	20,705	12,690	8,015
Cash provided by financing activities	960	856	104
Effect of foreign exchange on cash and cash equivalents	(23)	(36)	13
Net decrease in cash and cash equivalents	$(8,611)	$(15,346)	$6,735
Changes in Cash Flow
Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities consisted of our net loss of $39.5 million partially offset by approximately $11.7 million of net non-cash income and expense items, such stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of right-of-use assets.
For the three months ended March 31, 2021, net cash used in operating activities consisted of our net loss of $27.7 million, and net increases in our operating assets and liabilities of $12.2 million, partially offset by $11.0 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of our right-of-use assets.
Investing Activities
Our most significant investing activities for the three months ended March 31, 2022 and March 31, 2021, respectively, were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider cash flows related to management of our short-term investments to be important to an understanding of our liquidity and capital resources.
For the three months ended March 31, 2022 and March 31, 2021, we purchased property and equipment totaling $3.0 million and $2.7 million, respectively, which we believe will be required to support the growth and expansion of our operations. In addition, for the three months ended March 31, 2022, we have invested $2.2 million related to the development of software and cloud-based technology to support data storage and analysis across our spatial biology platforms.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 and March 31, 2021 consisted primarily of $2.5 million and $3.4 million, respectively, of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan. These proceeds were partially offset by tax withholdings related to the net settlement of restricted stock units of $1.5 million and $2.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
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
Financial Condition
Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property and, to a lesser extent, sales of certain assets. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $312.1 million, compared to $348.9 million as of December 31, 2021.
We believe our existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to meet these material cash requirements and fund our operating requirements for the next 12 months and beyond, including working capital requirements, capital expenditures and other operational investments.
During 2020 and 2021, the COVID-19 pandemic has impacted our ability to solicit and fulfill customer orders and recognize related product and service revenue at levels comparable to historical periods. We believe the impacts of the COVID-19 pandemic continue to subside, however, to the extent the COVID-19 pandemic continues to have a negative impact on our customers’ ability to conduct research or our ability to actively engage with our customers and take or fulfill customer orders, we expect our revenues, and consequently our liquidity and capital resources, in the near term may be negatively impacted. We cannot predict with any certainty if, or how quickly, our customers will return to previous levels of activity or product order levels, or our ability to resume our activities and operations at levels consistent with past performance. Until the effects of the COVID-19 pandemic more fully subside, we expect our near term revenues, as well as our use of our liquidity and capital resources, to be negatively impacted.
Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Any future funding requirements will depend on many factors, including: any new developments relating to the COVID-19 or related pandemic and the impact on our customer and operational activity; any continued impact of sales execution issues and the timing of any recovery therefrom; market acceptance and the level of sales of our existing products and new product candidates; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing, and distribution capabilities; the cost of our research and development activities; the cost and timing of regulatory clearances or approvals; the effect of competing technological and market developments; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions. We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through partnership, collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds we may have to liquidate some or all of our assets; delay, reduce the scope or eliminate some or all of our research and development programs, launch activities, or commercialization of our products; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; or reduce marketing, customer support, or other resources devoted to our products; or cease operations.
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

Our material cash requirements for the remainder of fiscal 2022 include non-cancelable purchase commitments for long-lead time inventory, research and development items, software development for internal-use projects and property and equipment; lease payments for office, laboratory and manufacturing space; and interest payments related to our convertible notes. We expect capital expenditures to increase in fiscal year 2022, as compared to fiscal 2021, due primarily to planned investments in manufacturing capacity, and in software development for internal-use projects. As of March 31, 2022, we had future long-term interest payment obligations of $17.6 million, of which $6.0 million is payable within 12 months and total operating and financing lease obligations of $30.2 million, of which $6.7 million is payable within 12 months. See Note 9. Long-term Debt of the Notes to the Consolidated Financial Statements of this report. In addition, our purchase commitments as of March 31, 2022 are $55.2 million, of which $47.4 million is payable within 12 months.
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
Critical accounting policies and significant estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:
•revenue recognition;
•stock-based compensation;
•inventory valuation;
•fair value measurements; and
•income taxes.
For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022 and Note 2 of the Notes to the Condensed Consolidated Financial Statements under Item 1 of this report.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on April 1, 2022 and sustained throughout the period ended March 31, 2023, would not be material.

Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of March 31, 2022, the fair market value of the Convertible Notes was $233.3 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.
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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against us in the U.S. District Court for the District of Delaware. The amended complaint alleges that certain of our products, services and components, including those sold by us for use in connection with our GeoMx DSP system (the “Identified GeoMx Products”), infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669, “Spatially encoded biological assays”, (b) U.S. Patent No. 10,961,566, “Spatially encoded biological assays,”(c) U.S. Patent No. 10,983,133,“Spatially encoded biological assays,” (d) U.S. Patent No. 10,966,219, “Spatially encoded biological assays,” (e) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,008,607, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,293,917, “Systems for analyzing target biological molecules via sample imaging and delivery of probes to substrate well” (the “Asserted Prognosys Patents”). The amended complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. On November 17, 2021, the Court granted our motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. Discovery is in progress. A trial is scheduled for August 2023. We intend to continue to vigorously defend ourselves in this ongoing litigation.
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products, services and components, including those sold by us for use in connection with our CosMx SMI system (the “Identified CosMx Products”), infringe two patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” and (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection” (the “Asserted Harvard Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. We intend to continue to vigorously defend ourselves in this ongoing litigation.
In May 2022, we were notified of a complaint, dated March 4, 2022, naming us and our wholly-owned subsidiary, NanoString Technologies Germany GmbH, which 10x Genomics, Inc. filed in the Munich Regional Court in Germany, alleging that certain of our products and services, including those for use in connection with our CosMx SMI system, infringe European Patent No. 2794928B1. We have evaluated the claims and do not believe that our activities infringe any patent rights held by the plaintiff. We intend to vigorously defend ourselves in this litigation.
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

Item 1A.    Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this report, including the sections of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
Risks Related to Our Business and Strategy
We face risks related to health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations and could have a material adverse impact on us.
Our business could be adversely impacted by the effects of health epidemics and other outbreaks. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, the causative agent of coronavirus disease 2019, or COVID-19, was first reported. Since then, COVID-19 has spread across the globe and is affecting worldwide economic activity, including in the United States and European and Asia-Pacific countries. Quarantines, shelter-in-place and similar government orders have been imposed in many of the regions in which we have material operations or sales, including the greater Seattle, Washington area. As a result, our business activities originating from affected areas, including research and development, sales, manufacturing and supply chain related activities, have been, and could continue to be, adversely affected. Although restrictions related to the COVID-19 pandemic have been eased in many locations in which we do business, a resurgence in cases of COVID‑19, such as with the Delta and Omicron variants, could occur at any time, resulting in new disruptions to our business. Disruptions have included:
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $39.5 million and $27.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $689.3 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. In addition, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results, including the ongoing impact of the COVID-19 pandemic on our business operations and financial results. These fluctuations may make financial planning and forecasting difficult. For example, in the first quarter of 2022, product and service revenue did not meet expectations which adversely affected our stock price. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. Also, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Furthermore, our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.
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
The markets for our products are new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in 2019, we commercially launched our GeoMx DSP system, in 2021 we launched new assays to analyze GeoMx DSP data on next generation sequencing systems, and in late 2022 we expect to make our newest product platform, CosMx SMI, available to customers.
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
Our instruments require a significant investment and, accordingly, our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the significant capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly, and may be up to

12 months or longer. Given the length and uncertainty of our sales cycle we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales will occur on a period-to-period basis. These factors also make it difficult to forecast revenue on a quarterly basis. For example, in the first quarter of 2022, our actual revenues were lower than our forecasts for reasons we did not predict, including uneven sales execution and the impact of changes made to re-align our expanded commercial team early in 2022. In addition, any failure to meet customer expectations could result in customers choosing to continue to use their existing systems or to purchase systems other than ours.
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
We rely on single source suppliers for some of the components and materials used in our instruments, such as Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station; and Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer and GeoMx DSP. Since our contracts with instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, or if the products provided by such suppliers are unable to meet our performance specifications, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. In addition, if as a result of global economic or political instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, or disease outbreaks, such as the COVID-19 pandemic, our suppliers experience shortages or delays for materials sourced or manufactured in the affected countries, their ability to supply us with instruments or product components may be affected. From time to time, certain components of our systems and reagents reach the end of their life cycles or are obsoleted by our suppliers, and we have to procure alternative sources for these end-of-life products. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.
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
Our product and service revenue generated from sales to customers located outside of North America was approximately 32% and 38% for the three months ended March 31, 2022 and 2021, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
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
•political and economic instability, such as the exit of the United Kingdom from the European Union and the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions;
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
The United Kingdom’s withdrawal from the European Union has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new or modified trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, the Europe-wide market authorization framework for our products and access to European Union research funding by research scientists based in the United Kingdom may also change and may also result in a slowdown in spending on research tools like our systems. Furthermore, we currently operate in Europe through a subsidiary based in the United Kingdom, which provides us with certain operational, tax and other benefits, as well as through other subsidiaries in Europe. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the European Union, may adversely affect our operating results and growth prospects.

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
For example, in December 2019, we entered into a LAPA with Veracyte, pursuant to which we granted to Veracyte an exclusive worldwide license to our nCounter FLEX Analysis System, or the FLEX System, for in vitro diagnostic use and for the development and commercialization of in vitro diagnostic tests, including in vitro diagnostic devices, or IVDs, or laboratory developed tests, or LDTs, for use on the FLEX System and sold to Veracyte certain assets, including our rights with respect to the Prosigna Breast Cancer Prognostic Gene Signature Assay, the LymphMark Lymphoma Subtyping Test and the assay software modules that operate together with the FLEX System. For additional information regarding our transaction with Veracyte please see Part I, Item 1. “Business — License Agreement — Veracyte, Inc.” of our Annual Report on Form 10-K for the year ended December 31, 2021. We cannot be certain that we will realize all of the anticipated benefits from our transaction with Veracyte and the disposition of certain of our assets pursuant to the LAPA may yet have an unforeseen detrimental impact on our business. Furthermore, transactions such as our agreement with Veracyte can be disruptive to our retained operations, divert management’s attention from day-to-day operations and potentially increase employee attrition.
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
In August 2020, the Department of Health and Human Services, or HHS, announced rescission of guidances and other informal issuances of FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement stating that HHS does not have a policy on LDTs that is separate from FDA's longstanding approach.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the U.S. and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including standard contractual clauses approved by the European Commission, or the SCCs, and the EU-U.S. and Swiss-U.S. Privacy Shield programs administered by the U.S. Department of Commerce. Despite this, we may be unsuccessful in maintaining conforming means of transferring personal data from the EEA, Switzerland, and United Kingdom, in particular as a result of continued legal and legislative activity within those regions. The EU-U.S.-and Swiss-U.S. Privacy Shield frameworks and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the European Union, or CJEU, issued a decision invalidating the EU-U.S. Privacy Shield and imposing additional requirements in connection with the use of the SCCs. The Swiss-U.S. Privacy Shield also has been declared invalid. The European Commission issued new SCCs in June 2021 that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the EEA to a third country as of September 27, 2021, and by December 27, 2022, replace previous SCCs included in existing contracts concluded before September 27, 2021. Additionally, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom on February 2, 2022 that became effective March 21, 2022 and are required to be used for new contractual arrangements as of September 21, 2022, and must replace prior standard contractual clauses as of March 21, 2024. We are assessing these developments and their impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA, Switzerland, and United Kingdom to apply different standards to the transfer of personal data from those regions to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from those regions to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may find it necessary or desirable to make further changes to our handling of personal data of residents of those regions. The regulatory environment applicable to the handling of the personal data of EEA, Switzerland, and United Kingdom residents, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in those regions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, the Budget Control Act of 2011 contained automatic spending cuts to the federal budget known as sequestration. As a result of sequestration, Medicare payments are reduced by 2% per year through 2031, with the exception of a temporary suspension implemented under various COVID 19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. These or any future proposed or mandated reductions in payments and may indirectly reduce demand for our products.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 31, 2022, we owned or licensed approximately 38 issued U.S. patents and approximately 26 pending U.S. patent applications, including provisional and non-provisional filings and 5 pre-nationalization PCT applications. We also owned or licensed approximately 321 pending and granted counterpart applications worldwide, including 133 country-specific validations of 19 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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

In particular, the patent positions of companies engaged in development and commercialization of genomic diagnostic tests, like Prosigna, are particularly uncertain. Various United States courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to genomic diagnostics. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have “sufficient” additional features which provide practical assurance that the processes are genuinely inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, in December 2014 the U.S. Patent and Trademark Office, or USPTO, published revised guidelines for patent examiners to apply when examining process claims for patent eligibility. This guidance was updated by the USPTO in July 2015 and additional illustrative examples provided in May 2016. The USPTO provided additional guidance on examination procedures pertaining to subject matter eligibility in April 2018, June 2018, January 2019 and October 2019. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory, patent ineligible subject matter; however, method of treatment claims that practically apply natural relationships should be considered patent eligible. We cannot assure investors that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the genomic diagnostic space, and any such changes could have a negative impact on our business.
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
For example, on May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. filed a complaint, on May 19, 2021, they filed an amended complaint, and on May 4, 2022, they filed a second amended complaint, against us in the U.S. District Court for the District of Delaware. Further, on February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College filed a complaint against us in the U.S District Court for the District of Delaware. In addition, in March 2022, 10x Genomics, Inc. filed suit against us in the Munich Regional Court in Germany. The complaints allege infringement of certain patents described in the complaints, and seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees). We have evaluated the plaintiffs’ claims, and do not believe that our activities infringe any patent rights held by the plaintiffs, and we intend to vigorously defend ourselves. If the plaintiffs prevail in these pending litigations, we may be prohibited from selling the alleged infringing products and services in the United States, Germany, and potentially elsewhere or be ordered to pay significant damages or both, either of which would have a material and adverse impact on our business. Even if we ultimately prevail in these litigations, litigation is costly, time-consuming and will divert our management’s attention, which could also have a material and adverse impact on our business. For additional information regarding these pending litigations, please refer to the section of this report titled “Legal Proceedings.”
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
Item 6.    Exhibits and Financial Statement Schedules.
(a) Exhibits.

Exhibit Number	Description	From	Filing Date	Exhibit	Filed Herewith
10.1	Transition Agreement and Release dated January 7, 2022, between the Registrant and J. Chad Brown.	10-K	March 1, 2022	10.21
10.2	Employment Agreement dated January 6, 2022, between the Registrant and John Gerace.	10-K	March 1, 2022	10.24
10.3†	Exclusive License Agreement, dated February 4, 2004, between the Registrant and The Institute for Systems Biology.				X
10.4†	Amendment No. 1 to Exclusive License Agreement, dated February 5, 2007, between the Registrant and The Institute for Systems Biology.				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).				X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.				X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).				X
† Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because they are private, confidential and not material.
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

NANOSTRING TECHNOLOGIES, INC.

Date:	May 10, 2022	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)