Form 10-Q
period 2022-06-30
NanoString Technologies Inc
filed 2022-08-04
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022 there were 46,494,106 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2022

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
•We are dependent on third-party manufacturers and single source suppliers for some of the components and materials used in our products, and the loss of any of these suppliers, or difficulties or delays in securing these components or materials, could harm our business.
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
•Macroeconomic conditions, inflationary pressures, the political climate and the ongoing impact of the COVID-19 pandemic could adversely affect our operating results and growth prospects.
•Complying with the laws and regulations affecting public companies increases our costs and the demands on management and could harm our operating results.

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$126,027	$107,068
Short-term investments	146,315	241,821
Accounts receivable, net	31,404	40,130
Inventory, net	41,524	31,486
Prepaid expenses and other	9,427	7,115
Total current assets	354,697	427,620
Property and equipment, net	35,414	27,043
Operating lease right-of-use assets	17,645	19,226
Other assets	5,623	5,592
Total assets	$413,379	$479,481
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,292	$14,283
Accrued liabilities	6,999	6,765
Accrued compensation and other employee benefits	13,729	17,466
Customer deposits	1,588	1,278
Deferred revenue, current portion	7,987	7,474
Operating lease liabilities, current portion	5,249	4,889
Total current liabilities	51,844	52,155
Deferred revenue, net of current portion	3,857	3,527
Long-term debt, net	225,877	225,144
Operating lease liabilities, net of current portion	19,136	21,693
Total liabilities	300,714	302,519
Commitment and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 46,478 and 45,729 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	842,602	827,028
Accumulated other comprehensive loss	(1,450)	(318)
Accumulated deficit	(728,492)	(649,753)
Total stockholders’ equity	112,665	176,962
Total liabilities and stockholders’ equity	$413,379	$479,481
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product	$27,385	$29,797	$53,956	$57,505
Service	4,613	3,835	8,883	7,521
Total product and service revenue	31,998	33,632	62,839	65,026
Collaboration	221	231	460	454
Total revenue	32,219	33,863	63,299	65,480
Costs and expenses:
Cost of product revenue	11,961	11,758	23,433	23,804
Cost of service revenue	3,891	3,723	7,197	7,300
Total cost of product and service revenue	15,852	15,481	30,630	31,104
Research and development	17,346	17,162	34,763	32,225
Selling, general and administrative	36,112	26,855	72,467	53,654
Total costs and expenses	69,310	59,498	137,860	116,983
Loss from operations	(37,091)	(25,635)	(74,561)	(51,503)
Other income (expense):
Interest income	406	231	557	349
Interest expense	(1,880)	(1,868)	(3,763)	(3,738)
Other income (expense), net	(490)	334	(707)	302
Total other expense, net	(1,964)	(1,303)	(3,913)	(3,087)
Net loss before provision for income tax	(39,055)	(26,938)	(78,474)	(54,590)
Provision for income tax	(184)	(82)	(265)	(142)
Net loss	$(39,239)	$(27,020)	$(78,739)	$(54,732)
Net loss per share — basic and diluted	$(0.85)	$(0.60)	$(1.70)	$(1.22)
Weighted average shares used in computing basic and diluted net loss per share	46,427	45,274	46,201	44,973
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(39,239)	$(27,020)	$(78,739)	$(54,732)
Other comprehensive loss:
Change in unrealized loss on available-for-sale debt securities	(158)	(71)	(1,132)	(145)
Comprehensive loss	$(39,397)	$(27,091)	$(79,871)	$(54,877)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	44,441	$4	$848,891	$83	$(542,030)	$306,948
Cumulative effect of a change in accounting policy(1)	—	—	(58,543)	—	7,531	(51,012)
Common stock issued for stock options and restricted stock units	726	1	2,249	—	—	2,250
Common stock issued for employee stock purchase plan	38	—	1,192	—	—	1,192
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,585)	—	—	(2,585)
Stock-based compensation	—	—	7,385	—	—	7,385
Net loss	—	—	—	—	(27,712)	(27,712)
Other comprehensive loss	—	—	—	(74)	—	(74)
Balance at March 31, 2021	45,205	$5	$798,589	$9	$(562,211)	$236,392
Common stock issued for stock options and restricted stock units	297	—	2,255	—	—	2,255
Stock-based compensation	—	—	8,171	—	—	8,171
Net loss	—	—	—	—	(27,020)	(27,020)
Other Comprehensive loss	—	—	—	(71)	—	(71)
Balance at June 30, 2021	45,502	$5	$809,015	$(62)	$(589,231)	$219,727

Balance at January 1, 2022	45,729	$5	$827,028	$(318)	$(649,753)	$176,962
Common stock issued for stock options and restricted stock units	624	—	1,035	—	—	1,035
Common stock issued for employee stock purchase plan	49	—	1,502	—	—	1,502
Tax withholdings related to net share settlements of restricted stock units	—	—	(1,505)	—	—	(1,505)
Stock-based compensation	—	—	7,785	—	—	7,785
Net loss	—	—	—	—	(39,500)	(39,500)
Other comprehensive loss	—	—	—	(974)	—	(974)
Balance at March 31, 2022	46,402	$5	$835,845	$(1,292)	$(689,253)	$145,305
Common stock issued for stock options and restricted stock units	76	—	264	—	—	264
Stock-based compensation	—	—	6,493	—	—	6,493
Net loss	—	—	—	—	(39,239)	(39,239)
Other comprehensive loss	—	—	—	(158)	—	(158)
Balance at June 30, 2022	46,478	$5	$842,602	$(1,450)	$(728,492)	$112,665

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

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(78,739)	$(54,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,125	15,405
Depreciation and amortization	3,504	2,880
Amortization of deferred financing costs	732	709
Amortization of premium (accretion of discount) on short-term investments, net	1,200	(2,401)
Non-cash operating lease cost	1,954	1,671
Allowance for inventory obsolescence and accounts receivable credit loss	1,708	1,369
Changes in operating assets and liabilities:
Accounts receivable	7,920	(1,191)
Inventory	(11,531)	(7,048)
Prepaid expenses and other assets	(1,827)	(5,684)
Accounts payable	2,063	6,041
Accrued liabilities	682	553
Accrued compensation and other employee benefits	(3,453)	(806)
Customer deposits	310	(149)
Deferred revenue and other liabilities	1,026	1,306
Operating lease liabilities	(2,397)	(2,090)
Net cash used in operating activities	(62,723)	(44,167)
Investing activities
Purchases of property and equipment	(7,635)	(3,784)
Purchase of internal-use software assets	(4,118)	—
Purchase of intellectual property	(750)	—
Proceeds from sale of short-term investments	4,000	4,000
Proceeds from maturity of short-term investments	134,974	24,764
Purchases of short-term investments	(45,800)	(235,263)
Net cash provided by (used in) investing activities	80,671	(210,283)
Financing activities
Tax withholdings related to net share settlements of restricted stock units	(1,504)	(2,585)
Proceeds from issuance of common stock for employee stock purchase plan	1,502	1,192
Proceeds from exercise of stock options	1,300	4,503
Repayment of finance lease obligations	(183)	(119)
Net cash provided by financing activities	1,115	2,991
Effect of exchange rate changes on cash and cash equivalents	(104)	(9)
Net increase (decrease) in cash and cash equivalents	18,959	(251,468)
Cash and cash equivalents
Beginning of period	107,068	411,848
End of period	$126,027	$160,380
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s proprietary chemistries enable the direct detection, identification, and quantification of individual target molecules in biological samples by attaching unique molecular reporters to each target molecule of interest. The Company currently markets and sells three platforms based on its proprietary technologies, its nCounter Analysis System, its GeoMx Digital Spatial Profiler, or GeoMx DSP, and its CosMx Spatial Molecular Imager, or CosMx SMI. The platforms are comprised of the instrument and related consumables and services. The Company is also developing the AtoMx Spatial Informatics Platform, or AtoMx SIP, a cloud-based informatics portal for use with GeoMx DSP and CosMx SMI systems that is expected to become commercially available in the second half of 2022. The Company sells its instruments primarily to academic, government, biopharmaceutical, and clinical laboratory customers.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, certain estimates are becoming more challenging, and actual results could differ materially from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
Capitalized Internal-Use Software Costs
The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life and are included in depreciation and amortization within operating expenses in our consolidated statements of operations. Capitalized internal-use software development costs were $7.5 million and $4.0 million as of June 30, 2022 and December 31, 2021, respectively.
Capitalized costs associated with the implementation of hosted third-party cloud computing arrangements are recorded as part of current and long-term other assets. Implementation costs are amortized on a straight-line basis over the term of the related hosting arrangement and included within the consolidated statements of operations based on the functional use of the software. Unamortized capitalized software implementation costs were $2.9 million and $3.2 million as of June 30, 2022 and December 31, 2021, respectively. Maintenance and training costs are expensed as incurred.
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

The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$5,810	$2,214	$1,514	$9,538	$11,509	$3,960	$3,172	$18,641
Consumables	12,699	4,085	1,063	17,847	24,974	8,090	2,251	35,315
Total product revenue	18,509	6,299	2,577	27,385	36,483	12,050	5,423	53,956
Service revenue	3,179	1,229	205	4,613	6,227	2,227	429	8,883
Total product and service revenue	21,688	7,528	2,782	31,998	42,710	14,277	5,852	62,839
Collaboration revenue	221	—	—	221	460	—	—	460
Total revenues	$21,909	$7,528	$2,782	$32,219	$43,170	$14,277	$5,852	$63,299

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$7,662	$2,769	$1,385	$11,816	$13,136	$6,402	$4,023	$23,561
Consumables	12,467	4,512	1,002	17,981	23,807	7,856	2,281	33,944
Total product revenue	20,129	7,281	2,387	29,797	36,943	14,258	6,304	57,505
Service revenue	2,497	1,090	248	3,835	5,182	1,861	478	7,521
Total product and service revenue	22,626	8,371	2,635	33,632	42,125	16,119	6,782	65,026
Collaboration revenue	231	—	—	231	454	—	—	454
Total revenues	$22,857	$8,371	$2,635	$33,863	$42,579	$16,119	$6,782	$65,480
Total revenue in the United States was $21.5 million, $22.2 million, $41.9 million and $41.1 million for the three and six month periods ended June 30, 2022 and 2021, respectively. The Company’s assets are primarily located in the United States and therefore are not allocated to any specific geographic region.
Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $11.4 million and $10.3 million as of June 30, 2022 and December 31, 2021, respectively, and customer deposits of $1.6 million and $1.3 million as of June 30, 2022 and December 31, 2021, respectively, included within the condensed consolidated balance sheets. Total contract liabilities increased by $1.3 million as of June 30, 2022 as a result of additional deferred revenue of $7.1 million associated primarily with new or extended service contracts partially offset by the recognition of previously deferred revenue and customer deposits of $5.8 million for the completion of certain performance obligations during the period. The Company recorded contract assets of $0.8 million and $0.7 million as of June 30, 2022 and December 31, 2021, related to revenues recognized, but not yet invoiced to customers. The Company’s contractual payment terms for its contracts with customers approximates 45 days on average.
As of June 30, 2022, unsatisfied or partially unsatisfied performance obligations related to undelivered products and service contracts were $12.9 million and are expected to be completed over the term of the related contract or as products are delivered.
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

The following shares were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	1,868	2,354	1,906	2,457
Restricted stock units	1,871	1,345	1,553	1,376
Common stock warrants	471	471	471	471
5. Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. Additionally, the Company evaluates collectability risk over the life of its receivables in order to establish an appropriate reserve for certain receivables that may become uncollectible in future periods. The Company has not experienced significant credit losses to date. During the three and six months ended June 30, 2022 and 2021, the Company had no customers that individually represented more than 10% of total revenue. The Company had no customers that represented more than 10% of total accounts receivable as of June 30, 2022 or December 31, 2021.
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
6. Short-term Investments
Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of June 30, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$93,869	$—	$(964)	$92,905
Government-related debt securities	38,572	—	(462)	38,110
Asset-backed securities	15,323	—	(23)	15,300
Total available-for-sale debt securities	$147,764	$—	$(1,449)	$146,315

Type of securities as of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$177,375	$3	$(195)	$177,183
Government-related debt securities	33,134	2	(97)	33,039
Asset-backed securities	31,631	—	(32)	31,599
Total available-for-sale debt securities	$242,140	$5	$(324)	$241,821

The fair values of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	June 30, 2022	December 31, 2021
Maturing in one year or less	$143,080	$174,534
Maturing in one to three years	3,235	67,287
Total available-for-sale debt securities	$146,315	$241,821
The Company has both the intent and ability to sell its available-for-sale debt securities maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheets.
The following table summarizes investments that have been in a continuous unrealized loss position as of June 30, 2022 (in thousands).

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Corporate debt securities	$61,088	$(737)	$11,969	$(227)	$73,057	$(964)
Government-related debt securities	20,473	(89)	17,638	(373)	38,111	(462)
Asset Backed Securities	15,300	(23)	—	—	15,300	(23)
Total	$96,861	$(849)	$29,607	$(600)	$126,468	$(1,449)
The Company invests in securities that are rated investment grade or better. The unrealized losses on available-for-sale debt securities as of June 30, 2022 were caused primarily by interest rate increases.
The Company reviews the individual securities in its portfolio for impairment when events indicate the fair value of the investments may be below the carrying value. The Company reviews the individual securities in its portfolio for indications that unrealized losses are credit related and require an allowance to be recorded at the present value of the future expected cash flows. The Company determined unrealized losses were not for credit losses and therefore did not record an allowance related to its available-for-sale debt investments for the three and six month periods ended June 30, 2022. The Company did not record any impairment charges related to its available-for-sale debt investments for the three and six month periods ended June 30, 2022.
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

The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

	Fair value measurement using:
Type of securities as of June 30, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$117,169	$—	$—	$117,169
Short-term investments:
Corporate debt securities	—	92,905	—	92,905
Government-related debt securities	—	38,110	—	38,110
Asset-backed securities	—	15,300	—	15,300
Total	$117,169	$146,315	$—	$263,484

	Fair value measurement using:
Type of securities as of December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$98,247	$—	$—	$98,247
Short-term investments:
Corporate debt securities	—	177,183	—	177,183
Government-related debt securities	—	33,039	—	33,039
Asset-backed securities	—	31,599	—	31,599
Total	$98,247	$241,821	$—	$340,068
In March 2020, the Company issued $230.0 million of Convertible Notes as described in more detail in Note 9. Long-term Debt, Net. As of June 30, 2022, the fair value of the Convertible Notes was $186.0 million.
8. Inventory
Inventory, net of related allowances, consisted of the following as of the date indicated (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$6,744	$5,135
Work in process	13,695	9,916
Finished goods	21,085	16,435
Total inventory, net	$41,524	$31,486
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
The Company monitors the provision of the Convertible Notes that allow for certain conversion rights at each quarterly reporting date in order to determine whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. As of the date of this report, none of the outstanding convertible notes had been redeemed by the Company. Based on the closing price of our common stock of $12.70 on the last trading day of the quarter, the if-converted values of the Convertible Notes did not exceed the remaining principal balance as of June 30, 2022.
All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balances of the Company’s Convertible Notes and previously outstanding term loan consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Outstanding principal of Convertible Note	$230,000	$230,000
Less: unamortized issuance costs	(4,123)	(4,856)
Long-term debt, net	$225,877	$225,144
The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$1,509	$1,510	$3,018	$3,019
Amortization of issuance costs	366	354	733	709
Total interest expense	$1,875	$1,864	$3,751	$3,728
10. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
10x Genomics
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against the Company in the U.S. District Court for the District of Delaware. The amended complaint alleges that certain of the Company’s products, services and components, including those sold by the Company for use in connection with its GeoMx DSP system (the “Identified GeoMx Products”), infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669,“Spatially encoded biological assays,” (b) U.S. Patent No. 10,961,566,“Spatially encoded biological assays,” (c) U.S. Patent No. 10,983,113,“Spatially encoded biological assays,” (d) U.S. Patent No. 10,996,219,“Spatially encoded biological assays,” (e) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,008,607, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,293,917, “Systems for analyzing target biological molecules via sample imaging and delivery of probes to substrate wells” (the “Asserted Prognosys Patents”). The amended complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. On November 17, 2021, the Court granted the Company’s motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. Discovery is in progress. A trial is scheduled for August 2023. The Company intends to vigorously defend itself in this ongoing litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint, and on May 12, 2022, an amended complaint, against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that certain of the Company’s products, services and components, including those sold by the Company for use in connection with its CosMx SMI system (the “Identified CosMx Products”), infringe five patents owned by

Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (c) U.S. Patent No. 11,293,051, “Compositions and Methods for Analyte Detection”, (d) U.S. Patent No. 11,293,052, “Compositions and Methods for Analyte Detection,” and (e) U.S. Patent No. 11,293,054, “Compositions and Methods for Analyte Detection” (the “Asserted Harvard Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. On August 2, 2022, the Company filed an unopposed motion for leave to file an amended answer to the complaint with counterclaims alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe the Company’s U.S. Patent No. 11,377,689, “Chemical Compositions and Uses Thereof”. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to 10x Genomics’ making, using, selling, offering to sell, exporting and/or importing in the United States the Visium system and related products and services. A trial is scheduled for June 2024. The Company intends to vigorously defend itself in this ongoing litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
In May 2022, the Company was notified of a complaint, dated March 4, 2022, naming the Company and its wholly-owned subsidiary, NanoString Technologies Germany GmbH, which 10x Genomics, Inc. filed in the Munich Regional Court I in Germany, alleging that certain of the Company's products and services, including those for use in connection with the Company’s CosMx SMI system, infringe European Patent No. 2794928B1 (“EP 2794928B1”), which is owned by Harvard. The Company has evaluated the claims and does not believe that its activities infringe any patent rights held by the plaintiff. A hearing is scheduled for March 2023 in this proceeding. On July 29, 2022, the Company, through its German subsidiary, filed a nullity action with the German Federal Patent Court in Munich requesting a judgment that EP 2794928B1, as in effect for Germany, be declared invalid and be revoked in its entirety. The Company believes a preliminary opinion in the nullity proceeding will be issued prior to the March 2023 hearing in the infringement proceeding. The Company intends to vigorously defend itself in this litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
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
11. Subsequent Event
In July 2022, the Company entered into a lease agreement for approximately 28,000 square feet of space to be used for additional laboratory and manufacturing purposes in the greater Seattle, Washington area. The lease term will commence in January 2023 with an initial term through December 2033, with total lease payments over the lease term expected to amount to approximately $3.8 million.

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
We currently offer two commercially available product platforms: our nCounter Analysis System, or nCounter, and our GeoMx Digital Spatial Profiler, or GeoMx DSP, system. We have one additional product platform under development, our CosMx Spatial Molecular Imager, or CosMx SMI, system. All NanoString product platforms include instruments, related consumables, software and services, have the versatility to detect both RNA and protein expression and are able to generate reliable and reproduceable data in a variety of biological sample types, including FFPE. Our product platforms allow our customers to progress their research in areas such as oncology, immunology and neurology. We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain markets.
Our nCounter platform, which was commercially launched in 2008, is used to conduct what is known as bulk gene expression analysis, whereby biological samples are first reduced, and then gene expression, specifically quantities of selected RNA or proteins, are measured at their average levels throughout the totality of the sample. nCounter can be used to analyze the activity of up to 800 genes in a single experiment. As of June 30, 2022, we had an installed base of approximately 1,085 nCounter systems, which our customers have used to publish more than 5,800 peer-reviewed scientific papers.
GeoMx DSP, which was commercially launched in 2019, is a pioneering product platform in the emerging field of spatial biology. While nCounter and other common gene expression analysis technologies use bulk analysis approaches, GeoMx DSP is used to analyze selected regions of an intact biological sample without the need to reduce or destroy the sample, enabling researchers to see how gene expression might vary across those regions. After a researcher selects regions of interest, GeoMx DSP arranges the biological information extracted from these regions to be subsequently quantified and analyzed, or “read out,” by a platform such as nCounter, whereby researchers can obtain information on up to 96 biological targets per selected region of interest, or by a next generation sequencer, or NGS, system, such as systems manufactured by Illumina, Inc., whereby researchers can obtain information on up to 18,000 biological targets, or the whole possible universe of potential RNA targets, per selected region of interest. As of June 30, 2022, we had installed approximately 315 GeoMx DSP systems, which our customers have used to publish approximately 130 peer-reviewed scientific papers.
We have discovered other novel applications that utilize our core technologies. CosMx SMI, which is expected to become commercially available in the second half of 2022, is a new product platform under development in the field of spatial biology. CosMx SMI is being developed to complement GeoMx DSP. While GeoMx DSP offers researchers the ability to profile gene expression activity in a selected region of interest that may contain multiple cells or cell types, CosMx SMI is designed to enable multiplexed spatial profiling of RNA and protein targets at a single and sub-cellular resolution level. While GeoMx allows for more rapid, higher throughput analysis of gene expression activity in selected regions of interest, CosMx is designed to allow researchers to “drill down” into a specific single cell or sub-cellular area in a region of interest to gather more information as desired or required. At the time of commercial launch, CosMx SMI is expected to enable the analysis of up to 1,000 RNA targets, or up to 100 protein targets, at a single or sub-cellular level of resolution within morphologically intact tissue samples. In addition, the AtoMx Spatial Informatics Platform, or AtoMx SIP, which is expected to become commercially available in the second half of 2022, is a new cloud-based informatics portal under development to provide an integrated ecosystem with streamlined workflows to manage, analyze and share data from our GeoMx DSP and CosMx SMI platforms.
To support the commercialization of GeoMx DSP and the expected commercial launch of CosMx SMI and AtoMx SIP, we provide selected customers in-house sample testing services whereby customers send biological samples to our Seattle facilities to be analyzed using our product platforms and selected consumables under our technology access program, or TAP. Upon completion of each project, the raw data and analysis report is provided to the customer. As of June 30, 2022, we have conducted over 920 TAP projects for approximately 400 customers.

We derive a substantial majority of our revenue from the sale of our products, which consist of our GeoMx DSP and nCounter instruments and related proprietary consumables. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. Our consumables include our standardized GeoMx DSP and nCounter panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and the Prosigna breast cancer assay which is manufactured for our partner Veracyte Inc, or Veracyte. We also derive revenue from processing fees related to proof-of-principle studies, including from our GeoMx DSP TAP and our CosMx TAP. For nCounter, GeoMx DSP, and in future periods, for our CosMx SMI, we offer extended service contracts and generate service revenue.
Our product and service revenue decreased $2.2 million to $62.8 million for the six months ended June 30, 2022, compared to $65.0 million for the first six months of 2021. Our total revenue was $63.3 million for the six months ended June 30, 2022, compared to $65.5 million for the first six months of 2021.
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables, including our panels, custom code sets and reagent packages, at our greater Seattle, Washington area facilities.
We focus a substantial portion of our resources on developing new technologies, products, and solutions. Research and development expense totaled $34.8 million and $32.2 million for the six months ended June 30, 2022 and 2021, respectively. We intend to continue to make significant investments in research and development to support our existing instrument platforms and related consumable offerings, as well as research and development of new technologies.
We have never been profitable and had net losses of $78.7 million and $54.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, our accumulated deficit was $728.5 million.
Results of Operations
Revenue
Our product revenue consists of sales of GeoMx DSP and nCounter, including instruments and related consumables. Service revenue consists of fees associated with service contracts and conducting various forms of data analysis studies, such as providing services under our Technology Access Programs, or TAP, and programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using nCounter or GeoMx DSP.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors, and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer.

	Three Months Ended June 30,					Six Months Ended June 30,
	2022		2021		% Change	2022		2021		% Change
	(Dollars in thousands)
Americas	$21,909	68%	$22,857	67%	(4)%	$43,170	68%	$42,579	65%	1%
Europe & Middle East	7,528	23%	8,371	25%	(10)%	14,277	23%	16,119	25%	(11)%
Asia Pacific	2,782	9%	2,635	8%	6%	5,852	9%	6,782	10%	(14)%
Total revenue	$32,219	100%	$33,863	100%	(5)%	$63,299	100%	$65,480	100%	(3)%

The following table reflects the breakdown of our revenue into the primary components of product, service and collaboration.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Product revenue:
Instruments	$9,538	$11,816	(19)%	$18,641	$23,561	(21)%
Consumables	17,847	17,981	(1)%	35,315	33,944	4%
Total product revenue	27,385	29,797	(8)%	53,956	57,505	(6)%
Service revenue	4,613	3,835	20%	8,883	7,521	18%
Total product and service revenue	31,998	33,632	(5)%	62,839	65,026	(3)%
Collaboration revenue	221	231	(4)%	460	454	1%
Total revenue	$32,219	$33,863	(5)%	$63,299	$65,480	(3)%
Instrument revenue during the three and six month periods ended June 30, 2022 decreased as compared to the same periods in 2021, primarily as a result of fewer commercial shipments of our GeoMx DSP system. We believe the lower revenue, and particularly the lower number of GeoMx systems shipped, was primarily due to sales execution issues that arose in the first quarter, and which persisted into the second quarter, as well as spatial biology market development trends that impacted our mix of system orders. The primary issues and trends include slower development and progression of GeoMx DSP system opportunities in our sales funnel as compared to opportunities associated with our new CosMx SMI system, and a realignment of our commercial team early in the year that led to lower than typical instrument sale close rates as compared to previous quarterly periods.
Consumables revenue includes sales of consumables for both GeoMx DSP and nCounter, and also includes sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue was approximately flat for the three month periods ended June 30, 2022 as compared to the same periods in 2021, and increased for the six month periods ended June 30, 2022 as compared to the same periods in 2021. The increase for the six month period in our consumables revenue was due primarily to our increased installed base of GeoMx DSP systems as compared to the same period of 2021, and also to the introduction of new consumables content for GeoMx DSP such as our Cancer Transcriptome and Whole Transcriptome Atlas products. These increases were partially offset by lower revenue from our nCounter consumables for the three and six month periods ended June 30, 2022, sales of which were impacted by the first quarter sales execution issues, as well as by the continued impact of pandemic related lab closures and clinical trial delays.
Service revenue increased for the three and six month periods ended June 30, 2022 as compared to the same periods of 2021, due primarily to growth in our instrument installed bases and the corresponding service contracts as compared to the same periods of 2021, as well as increased revenue generated from our GeoMx DSP TAP and CosMx SMI TAP as compared to the same periods of 2021.
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

Cost of Product and Service Revenue; Gross Profit; and Gross Margin
Cost of product and service revenue consists primarily of costs incurred in the production process including costs of purchasing instruments from third-party contract manufacturers, consumable component materials and assembly labor and overhead, installation, warranty, service and packaging, and delivery costs. In addition, cost of product and service revenue includes royalty costs for licensed technologies included in our products, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. We provide a one-year warranty for both GeoMx DSP and nCounter and establish a reserve for warranty repairs based on historical warranty repair costs incurred.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Cost of product and service revenue	$15,852	$15,481	2%	$30,630	$31,104	(2)%
Product and service gross profit	16,146	18,151	(11)%	32,209	33,922	(5)%
Product and service gross margin	50%	54%		51%	52%
For the three and six month periods ended June 30, 2022, cost of product and service revenue remained relatively flat as compared to the same periods of 2021, with investments made to support growth of our consumable manufacturing capabilities and our TAP service for GeoMx DSP and CosMx SMI and increased costs associated with providing service for our growing installed base of systems offset by the impact of lower volume of shipments of GeoMx DSP and nCounter instruments.
Our gross margins on product and service revenue for the three and six month periods ended June 30, 2022 decreased as compared to the same periods of 2021, due primarily to the impact of investments made in our manufacturing capabilities and higher inventory reserves associated with certain raw material and other intermediate manufactured items which are currently requiring longer lead time purchases from our suppliers. These impacts were partially offset by increased GeoMx DSP consumables revenue, which generally have higher gross margins than our instrument platforms and other consumable revenue.
With consideration to the potential negative impact any future resurgence of COVID-19 (or a variant thereof) may have on our business, or any continued impact of sales execution issues and the timing of any recovery therefrom, which may impact our product and service revenue growth and the related costs incurred, we expect our cost of product and service revenue to increase in future periods. These potential increases would coincide with anticipated growth in sales of GeoMx DSP systems, GeoMx DSP and nCounter consumables and our TAP services, as well as the expected launch of our CosMx SMI system and related consumables. We also expect to continue making investments in our operations to support the growth of our business.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Research and discovery	$3,195	$9,920	(68)%	$7,459	$18,023	(59)%
Manufacturing, support and service	1,699	1,957	(13)%	3,326	3,739	(11)%
Product and process engineering	9,044	2,145	322%	17,289	4,275	304%
Regulatory and medical affairs	315	387	(19)%	682	682	—%
Facilities and overhead	3,093	2,753	12%	6,007	5,506	9%
Total research and development expense	$17,346	$17,162	1%	$34,763	$32,225	8%
Research and development expenses for the three month period ended June 30, 2022 were approximately flat as compared to the same period in 2021. We have continued to invest in research and development, for which costs have increased in the current period relative to the same period of the prior year. However, we have capitalized certain research and development costs, including internal personnel and consulting costs related to internally developed software and technology to support data storage and analysis for our spatial biology platforms. We did not have similar activities in the prior year periods. For the six month period ended June 30, 2022, research and development expenses increased as compared to the same period in 2021 due primarily to higher personnel-related and lab costs, partially offset by the impact of capitalizing certain personnel and consulting costs related to internally developed software and technology. We continue to invest in product development activities associated with our CosMx SMI system, related software and services for both CosMx SMI and GeoMx DSP, and to a lesser extent continued development of new features and improvements for our GeoMx and nCounter instrument platforms, including software and technology that will support data storage and analysis. We expect research and development expense may increase in future periods, reflecting the impact of increasing investments in GeoMx DSP, CosMx SMI and other future projects and technologies.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal, and general management functions, as well as professional fees for legal, insurance, consulting, and accounting services.
Selling, general, and administrative expense was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Selling, general and administrative expense	$36,112	$26,855	34%	$72,467	$53,654	35%
The increase in selling, general, and administrative expense for the three and six month periods ended June 30, 2022 as compared to the same periods in 2021 is due primarily to increased investments made to expand our commercial sales team to support our spatial biology related commercial initiatives, as well as increases in travel and trade show related activities as our selling and other commercial activities recovered from the impacts of the global pandemic. Additionally, we have made increased investments in information technology systems and software supporting our commercial team, operations, and finance functions, and we have incurred increased professional fees related to the investments in those systems and related to ongoing legal proceedings.
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

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Interest income	$406	$231	76%	$557	$349	60%
Interest expense	(1,880)	(1,868)	1%	(3,763)	(3,738)	1%
Other income (expense), net	(490)	334	(247)%	(707)	302	(334)%
Total other expense, net	$(1,964)	$(1,303)	51%	$(3,913)	$(3,087)	27%
Other income and expense items are comprised primarily of interest income earned on our cash equivalents and short term investments and interest paid on our outstanding convertible debt. Our total other income (expense), net for the three and six month periods ended June 30, 2022 decreased as compared with the same periods in the prior year, primarily due to the recovery of certain sales and use taxes in the prior year periods, as well as increased losses on the remeasurement of foreign currency transactions into the Company’s functional currency of U.S. dollars, as a result of currency fluctuations in the Euro and British pound sterling against the U.S. dollars in the current year periods.
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
Liquidity and Capital Resources

	June 30, 2022	December 31, 2021	Change
	(In thousands)
Cash and cash equivalents	$126,027	$107,068	$18,959
Short-term investments	146,315	241,821	(95,506)
Total cash and cash equivalents and short-term investments	$272,342	$348,889	$(76,547)

	Six Months Ended June 30,
	2022	2021	Change
	(In thousands)
Cash used in operating activities	$(62,723)	$(44,167)	$(18,556)
Cash provided by investing activities	80,671	(210,283)	290,954
Cash provided by financing activities	1,115	2,991	(1,876)
Effect of foreign exchange on cash and cash equivalents	(104)	(9)	(95)
Net decrease in cash and cash equivalents	$18,959	$(251,468)	$270,427
Changes in Cash Flow
Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities consisted of our net loss of $78.7 million partially offset by approximately $23.2 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of right-of-use assets.
For the six months ended June 30, 2021, net cash used in operating activities consisted of our net loss of $54.7 million, and net increases in our operating assets and liabilities of $9.1 million, partially offset by $19.6 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of our right-of-use assets.
Investing Activities
Our most significant investing activities for the six months ended June 30, 2022 and June 30, 2021, respectively, were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider cash flows related to management of our short-term investments to be important to an understanding of our liquidity and capital resources.
For the six months ended June 30, 2022 and June 30, 2021, we purchased property and equipment totaling $7.6 million and $3.8 million, respectively, which we believe will be required to support the growth and expansion of our operations. In addition, for the six months ended June 30, 2022, we have invested $4.1 million related to the development of software and technology to support data storage and analysis across our spatial biology platforms.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 and June 30, 2021 consisted primarily of $2.8 million and $5.7 million, respectively, of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan. These proceeds were partially offset by tax withholdings related to the net settlement of restricted stock units of $1.5 million and $2.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
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
Financial Condition
Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property and, to a lesser extent, sales of certain assets. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $272.3 million, compared to $348.9 million as of December 31, 2021.
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
Our material cash requirements for the remainder of fiscal 2022 include non-cancelable purchase commitments for long-lead time inventory, research and development items, software development for internal-use projects and property and equipment; lease payments for office, laboratory and manufacturing space; and interest payments related to our convertible notes. We expect capital expenditures to increase in fiscal year 2022, as compared to fiscal 2021, due primarily to planned investments in manufacturing capacity, and in software development for internal-use projects. As of June 30, 2022, we had future long-term interest payment obligations of $16.1 million, of which $6.0 million is payable within 12 months and total operating and financing lease obligations of $28.5 million, of which $7.0 million is payable within 12 months. See Note 9. Long-term Debt of the Notes to the Consolidated Financial Statements of this report. In addition, our purchase commitments as of June 30, 2022 are $54.3 million, of which $51.0 million is payable within 12 months.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on July 1, 2022 and sustained throughout the period ended June 30, 2023, would not be material.
Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of June 30, 2022, the fair market value of the Convertible Notes was $186.0 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.
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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against us in the U.S. District Court for the District of Delaware. The amended complaint alleges that certain of our products, services and components, including those sold by us for use in connection with our GeoMx DSP system (the “Identified GeoMx Products”), infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669, “Spatially encoded biological assays”, (b) U.S. Patent No. 10,961,566, “Spatially encoded biological assays,”(c) U.S. Patent No. 10,983,113,“Spatially encoded biological assays,” (d) U.S. Patent No. 10,996,219, “Spatially encoded biological assays,” (e) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,008,607, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,293,917, “Systems for analyzing target biological molecules via sample imaging and delivery of probes to substrate well” (the “Asserted Prognosys Patents”). The amended complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. On November 17, 2021, the Court granted our motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. Discovery is in progress. A trial is scheduled for August 2023. We intend to continue to vigorously defend ourselves in this ongoing litigation.
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint, and on May 12, 2022, an amended complaint, against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products, services and components, including those sold by us for use in connection with our CosMx SMI system (the “Identified CosMx Products”), infringe five patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (c) U.S. Patent No. 11,293,051, “Compositions and Methods for Analyte Detection”, (d) U.S. Patent No. 11,293,052, “Compositions and Methods for Analyte Detection,” and (e) U.S. Patent No. 11,293,054, “Compositions and Methods for Analyte Detection” (the “Asserted Harvard Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. On August 2, 2022, we filed an unopposed motion for leave to file an amended answer in the case with counterclaims alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,377,689, “Chemical Compositions and Uses Thereof”. We seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to 10x Genomics’ making, using, selling, offering to sell, exporting and/or importing in the United States the Visium system and related products and services. A trial is scheduled for June 2024. We intend to continue to vigorously defend ourselves in this ongoing litigation.
In May 2022, we were notified of a complaint, dated March 4, 2022, naming us and our wholly-owned subsidiary, NanoString Technologies Germany GmbH, which 10x Genomics, Inc. filed in the Munich Regional Court I in Germany, alleging that certain of our products and services, including those for use in connection with our CosMx SMI system, infringe European Patent No. 2794928B1 (“EP 2794928B1”), which is owned by Harvard. We have evaluated the claims and do not believe that our activities infringe any patent rights held by the plaintiff. A hearing is scheduled for March 2023 in this proceeding. On July 29, 2022, we, through our German subsidiary, filed a nullity action with the German Federal Patent Court in Munich requesting a judgment that EP 2794928B1, as in effect for Germany, be declared invalid and be revoked in its entirety. We believe a preliminary opinion in the nullity proceeding will be issued prior to the March 2023 hearing in the infringement proceeding. We intend to vigorously defend ourselves in this litigation.

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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $78.7 million and $54.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $728.5 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses will continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. In addition, inflationary pressure, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results, including the ongoing impact on our business operations and financial results of the COVID-19 pandemic, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment. These fluctuations may make financial planning and forecasting difficult. For example, in the first quarter of 2022, product and service revenue did not meet expectations which adversely affected our stock price. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. Also, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Furthermore, our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.

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
The future growth of the market for these new products depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods. In addition, the COVID-19 pandemic has disrupted our operations and the operations of the customers we seek to service in our targeted markets, which has impacted and we expect will continue to impact, our growth and our ability to serve these markets. Our customers may be further affected by rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment. If the markets for our new products do not develop as we expect, our business may be adversely affected. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed.
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
•inflationary pressures, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment;
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
We are dependent on third-party manufacturers and single source suppliers for some of the components and materials used in our products, and the loss of any of these suppliers, or difficulties or delays in securing these components or materials, could harm our business.
We rely on third-party manufacturers and single source suppliers for some of the components and materials used in our instruments, such as Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station; Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer and GeoMx DSP; and D&K Engineering, Inc. of San Diego, California, to build our CosMx SMI. Since our contracts with instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, or if the products provided by such suppliers or third-party manufacturers are unable to meet our performance specifications, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers or manufacturers on a timely basis on acceptable terms, if at all. In addition, if as a result of global economic or political instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, disease outbreaks, such as the COVID-19 pandemic, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment, or other factors impacting the global supply chain, our suppliers or third-party manufacturers experience shortages or delays for materials sourced or manufactured in the affected countries, their ability to supply us with instruments or product components may be affected. For example, in late 2022, we expect to make our newest product platform, CosMx SMI, available to customers. Delays or shortages in the global supply chain for certain components of the CosMx instrument may require that we source certain components from alternative suppliers that may be less experienced making components at the volumes that we may require, which may increase our costs or lead to delays in shipping instruments to our customers. From time to time, certain components of our systems and reagents reach the end of their life cycles or are obsoleted by our suppliers, and we have to procure alternative sources for these end-of-

life products. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.
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
Our product and service revenue generated from sales to customers located outside of North America was approximately 32% and 35% for the six months ended June 30, 2022 and 2021, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
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
•political and economic instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions;
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
Certain of our products are regulated as in vitro diagnostic medical devices, including the nCounter FLEX Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, obligations as well as regulation by the FDA, state regulatory authorities, and other comparable national and local health authorities. These may include routine inspections of our manufacturing facilities and our records by Notified Bodies, the FDA, and other health authorities, to assess compliance with requirements such as ISO 13485 and the FDA’s Quality System Regulations, or QSR, 21 C.F.R. Part 820, which include extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among others. We are also subject to other FDA regulations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued medical device reporting, for example, reporting of adverse events and malfunctions; reporting certain corrections and removals; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development, labeling, marketing, and distribution of our products, among other activities. The final form of the European In Vitro Diagnostic Regulation (IVDR), which will replace Europe’s In Vitro Diagnostic Directive (IVDD), became effective on May 26, 2022. On May 25, 2017 the European Union adopted the IVD Regulation, which increases the regulatory requirements applicable to in vitro diagnostics in the EU and required the re-classification and approval, registration, or clearance of CE-marked IVD products, including our nCounter FLEX system, which become effective May 26, 2022.
We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or other regulatory authorities to change our current product classifications which would impose additional regulatory obligations on us and our contractors. If we or our contractors or suppliers are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authorities such as through the issuance of warning letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of other foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Any adverse action by Notified Body, EU Competent Authority, the FDA or other global regulatory authority could significantly increase our expenses, expose us to greater liability, limit our revenue and profitability and cause reputational harm.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of June 30, 2022, we owned or licensed approximately 34 issued U.S. patents and approximately 26 pending U.S. patent applications, including provisional and non-provisional filings and 5 pre-nationalization PCT applications. We also owned or licensed approximately 320 pending and granted counterpart applications worldwide, including 125 country-specific validations of 18 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
For example, on May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. filed a complaint, on May 19, 2021, they filed an amended complaint, and on May 4, 2022, they filed a second amended complaint, against us in the U.S. District Court for the District of Delaware. Further, on February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College filed a complaint, and on May 12, 2022, an amended complaint, against us in the U.S District Court for the District of Delaware. In addition, on March 4, 2022, 10x Genomics, Inc. filed suit against us in the Munich Regional Court in Germany. The complaints allege infringement of certain patents described in the complaints, and seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees). We have evaluated the plaintiffs’ claims, and do not believe that our activities infringe any patent rights held by the plaintiffs, and we intend to vigorously defend ourselves. If the plaintiffs prevail in these pending litigations, we may be prohibited from selling the alleged infringing products and services in the United States, Germany, and potentially elsewhere or be ordered to pay significant damages or both, either of which would have a material and adverse impact on our business. Even if we ultimately prevail in these litigations, litigation is costly, time-consuming and will divert our management’s attention, which could also have a material and adverse impact on our business. For additional information regarding these pending litigations, please refer to the section of this report titled “Legal Proceedings.”
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
•volatility and uncertainty in U.S. and international markets resulting from the spread of COVID-19 and its variants and related containment and mitigation measures, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment;
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
Item 6.    Exhibits and Financial Statement Schedules.
(a) Exhibits.

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.1+	2022 Equity Incentive Plan.	8-K	001-35980	June 17, 2022	10.1
10.2+	Form of Stock Option Agreement under the 2022 Equity Incentive Plan.	8-K	001-35980	June 17, 2022	10.2
10.3+	Form of Restricted Stock Unit Agreement under the 2022 Equity Incentive Plan.	8-K	001-35980	June 17, 2022	10.3
10.4+	Form of Performance-Based Restricted Stock Unit Agreement under the 2022 Equity Incentive Plan.	8-K	001-35980	June 17, 2022	10.4
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
+    Indicates a management contract or a compensatory plan, contract or arrangement.
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

NANOSTRING TECHNOLOGIES, INC.

Date:	August 4, 2022	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2022	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)