Form 10-Q
period 2022-09-30
NanoString Technologies Inc
filed 2022-11-07
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2022 there were 46,646,806 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2022

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

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$117,069	$107,068
Short-term investments	113,384	241,821
Accounts receivable, net	27,273	40,130
Inventory, net	45,761	31,486
Prepaid expenses and other	15,221	7,115
Total current assets	318,708	427,620
Property and equipment, net	40,374	27,043
Operating lease right-of-use assets	18,586	19,226
Other assets	5,932	5,592
Total assets	$383,600	$479,481
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,829	$14,283
Accrued liabilities	4,898	6,765
Accrued compensation and other employee benefits	14,733	17,466
Customer deposits	1,071	1,278
Deferred revenue, current portion	8,026	7,474
Operating lease liabilities, current portion	5,382	4,889
Total current liabilities	50,939	52,155
Deferred revenue, net of current portion	3,757	3,527
Long-term debt, net	226,250	225,144
Operating lease liabilities, net of current portion	19,726	21,693
Total liabilities	300,672	302,519
Commitment and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 46,635 and 45,729 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	849,406	827,028
Accumulated other comprehensive loss	(1,301)	(318)
Accumulated deficit	(765,182)	(649,753)
Total stockholders’ equity	82,928	176,962
Total liabilities and stockholders’ equity	$383,600	$479,481
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product	$24,605	$32,523	$78,561	$90,028
Service	4,861	4,401	13,744	11,922
Total product and service revenue	29,466	36,924	92,305	101,950
Collaboration	75	226	535	680
Total revenue	29,541	37,150	92,840	102,630
Costs and expenses:
Cost of product revenue	10,159	13,286	33,592	37,090
Cost of service revenue	3,564	3,868	10,761	11,168
Total cost of product and service revenue	13,723	17,154	44,353	48,258
Research and development	16,992	19,117	51,755	51,342
Selling, general and administrative	33,767	30,253	106,234	83,907
Total costs and expenses	64,482	66,524	202,342	183,507
Loss from operations	(34,941)	(29,374)	(109,502)	(80,877)
Other income (expense):
Interest income	774	153	1,331	502
Interest expense	(1,887)	(1,876)	(5,650)	(5,614)
Other income (expense), net	(579)	(223)	(1,286)	79
Total other expense, net	(1,692)	(1,946)	(5,605)	(5,033)
Net loss before provision for income tax	(36,633)	(31,320)	(115,107)	(85,910)
Provision for income tax	(57)	59	(322)	(83)
Net loss	$(36,690)	$(31,261)	$(115,429)	$(85,993)
Net loss per share — basic and diluted	$(0.79)	$(0.69)	$(2.49)	$(1.90)
Weighted average shares used in computing basic and diluted net loss per share	46,529	45,558	46,320	45,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(36,690)	$(31,261)	$(115,429)	$(85,993)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale debt securities	149	38	(983)	(107)
Comprehensive loss	$(36,541)	$(31,223)	$(116,412)	$(86,100)
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

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	45,729	$5	$827,028	$(318)	$(649,753)	$176,962
Common stock issued for stock options and restricted stock units	624	—	1,035	—	—	1,035
Common stock issued for employee stock purchase plan	49	—	1,502	—	—	1,502
Tax withholdings related to net share settlements of restricted stock units	—	—	(1,505)	—	—	(1,505)
Stock-based compensation	—	—	7,785	—	—	7,785
Net loss	—	—	—	—	(39,500)	(39,500)
Other comprehensive loss	—	—	—	(974)	—	(974)
Balance at March 31, 2022	46,402	$5	$835,845	$(1,292)	$(689,253)	$145,305
Common stock issued for stock options and restricted stock units	76	—	264	—	—	264
Stock-based compensation	—	—	6,493	—	—	6,493
Net loss	—	—	—	—	(39,239)	(39,239)
Other comprehensive loss	—	—	—	(158)	—	(158)
Balance at June 30, 2022	46,478	$5	$842,602	$(1,450)	$(728,492)	$112,665
Common stock issued for stock options and restricted stock units	56	—	117	—	—	117
Common stock issued for employee stock purchase plan	101	—	1,168	—	—	1,168
Stock-based compensation	—	—	5,519	—	—	5,519
Net loss	—	—	—	—	(36,690)	(36,690)
Other comprehensive income	—	—	—	149	—	149
Balance at September 30, 2022	46,635	$5	$849,406	$(1,301)	$(765,182)	$82,928
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(115,429)	$(85,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,644	23,689
Depreciation and amortization	5,151	4,347
Amortization of deferred financing costs	1,105	1,069
Amortization of premium (accretion of discount) on short-term investments, net	1,481	(2,436)
Non-cash operating lease cost	3,012	2,553
Allowance for inventory obsolescence and accounts receivable credit loss	2,318	2,258
Changes in operating assets and liabilities:
Accounts receivable	11,698	(4,739)
Inventory	(16,109)	(10,348)
Prepaid expenses and other assets	(8,057)	(8,265)
Accounts payable	2,793	6,975
Accrued liabilities	(3,016)	(1,161)
Accrued compensation and other employee benefits	(2,348)	958
Customer deposits	(207)	(304)
Deferred revenue and other liabilities	1,040	1,540
Operating lease liabilities	(3,601)	(3,173)
Net cash used in operating activities	(100,525)	(73,030)
Investing activities
Purchases of property and equipment	(11,497)	(4,704)
Purchase of internal-use software assets	(5,343)	(651)
Purchase of intellectual property	(750)	—
Proceeds from sale of short-term investments	7,700	4,000
Proceeds from maturity of short-term investments	167,774	24,764
Purchases of short-term investments	(49,500)	(260,239)
Net cash provided by (used in) investing activities	108,384	(236,830)
Financing activities
Tax withholdings related to net share settlements of restricted stock units	(1,504)	(2,585)
Proceeds from issuance of common stock for employee stock purchase plan	2,669	2,427
Proceeds from exercise of stock options	1,417	5,547
Repayment of finance lease obligations	(257)	(170)
Net cash provided by financing activities	2,325	5,219
Effect of exchange rate changes on cash and cash equivalents	(183)	(40)
Net increase (decrease) in cash and cash equivalents	10,001	(304,681)
Cash and cash equivalents
Beginning of period	107,068	411,848
End of period	$117,069	$107,167
Supplemental disclosures
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,126	$—
Finance lease right-of-use assets obtained in exchange for lease obligations	—	448
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. NanoString develops, manufactures and markets technologies that unlock scientifically valuable and clinically actionable information from minute amounts of biological material, primarily for life science researchers in the fields of genomics and proteomics. The Company’s mission is to provide a portfolio of solutions that allow our customers to map the universe of biology, enabling scientific exploration that may lead to new therapies that can improve the human condition. The Company’s proprietary chemistries enable the direct detection, identification, and quantification of individual target molecules in biological samples by attaching unique molecular reporters to each target molecule of interest. The Company currently markets and sells two platforms based on its proprietary technologies, its nCounter Analysis System, and its GeoMx Digital Spatial Profiler, or GeoMx DSP. The Company has one additional product platform under development, its CosMx Spatial Molecular Imager, or CosMx SMI, that is expected to become commercially available by the end of 2022. The Company’s platforms are comprised of instruments and related consumables and services. The Company is also developing the AtoMx Spatial Informatics Platform, or AtoMx SIP, a cloud-based informatics portal for use with GeoMx DSP and CosMx SMI that is expected to become commercially available by the end of 2022. The Company sells its platforms primarily to academic, government, biopharmaceutical, and clinical laboratory customers.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, certain estimates are becoming more challenging, and actual results could differ materially from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
Capitalized Internal Use Software Costs
The Company capitalizes certain development costs incurred in connection with software development for internal use software platforms. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal use software development costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life and are included in depreciation and amortization within operating expenses in our consolidated statements of operations. Capitalized internal use software development costs were $10.2 million and $4.0 million as of September 30, 2022 and December 31, 2021, respectively.
Capitalized costs associated with the implementation of hosted third-party cloud computing arrangements are recorded as part of current and long-term other assets. Implementation costs are amortized on a straight-line basis over the term of the related hosting arrangement and included within the consolidated statements of operations based on the functional use of the software. Unamortized capitalized software implementation costs were $2.7 million and $3.2 million as of September 30, 2022 and December 31, 2021, respectively. Maintenance and training costs are expensed as incurred.
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

The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$4,835	$2,171	$1,017	$8,023	$16,343	$6,132	$4,189	$26,664
Consumables	12,044	3,687	851	16,582	37,017	11,778	3,102	51,897
Total product revenue	16,879	5,858	1,868	24,605	53,360	17,910	7,291	78,561
Service revenue	3,362	1,259	240	4,861	9,589	3,486	669	13,744
Total product and service revenue	20,241	7,117	2,108	29,466	62,949	21,396	7,960	92,305
Collaboration revenue	75	—	—	75	535	—	—	535
Total revenues	$20,316	$7,117	$2,108	$29,541	$63,484	$21,396	$7,960	$92,840

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$8,514	$3,827	$2,154	$14,495	$21,650	$10,230	$6,176	$38,056
Consumables	13,120	3,682	1,226	18,028	36,928	11,538	3,506	51,972
Total product revenue	21,634	7,509	3,380	32,523	58,578	21,768	9,682	90,028
Service revenue	2,957	1,149	295	4,401	8,138	3,010	774	11,922
Total product and service revenue	24,591	8,658	3,675	36,924	66,716	24,778	10,456	101,950
Collaboration revenue	226	—	—	226	680	—	—	680
Total revenues	$24,817	$8,658	$3,675	$37,150	$67,396	$24,778	$10,456	$102,630
Total revenue in the United States was $19.0 million, $23.9 million, $60.9 million and $65.0 million for the three and nine month periods ended September 30, 2022 and 2021, respectively. The Company’s assets are primarily located in the United States and therefore are not allocated to any specific geographic region.
Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $11.4 million and $10.3 million as of September 30, 2022 and December 31, 2021, respectively, and customer deposits of $1.1 million and $1.3 million as of September 30, 2022 and December 31, 2021, respectively, included within the condensed consolidated balance sheets. Total contract liabilities increased by $0.8 million as of September 30, 2022 as a result of additional deferred revenue of $9.6 million associated primarily with new or extended service contracts partially offset by the recognition of previously deferred revenue and customer deposits of $8.8 million for the completion of certain performance obligations during the period. The Company recorded contract assets of $1.0 million and $0.7 million as of September 30, 2022 and December 31, 2021, related to revenues recognized, but not yet invoiced to customers. The Company’s contractual payment terms for its contracts with customers approximates 45 days on average.
As of September 30, 2022, unsatisfied or partially unsatisfied performance obligations related to undelivered products and service contracts were $12.5 million and are expected to be completed over the term of the related contract or as products are delivered.
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

The following shares were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	1,788	2,138	1,866	2,349
Restricted stock units	2,218	1,318	1,777	1,356
Common stock warrants	471	471	471	471
5. Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. Additionally, the Company evaluates collectability risk over the life of its receivables in order to establish an appropriate reserve for certain receivables that may become uncollectible in future periods. The Company has not experienced significant credit losses to date. During the three and nine months ended September 30, 2022 and 2021, the Company had no customers that individually represented more than 10% of total revenue. The Company had no customers that represented more than 10% of total accounts receivable as of September 30, 2022 or December 31, 2021.
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
6. Short-term Investments
Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of September 30, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$80,363	$—	$(841)	$79,522
Government-related debt securities	31,039	—	(423)	30,616
Asset-backed securities	3,283	—	(37)	3,246
Total available-for-sale debt securities	$114,685	$—	$(1,301)	$113,384

Type of securities as of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$177,375	$3	$(195)	$177,183
Government-related debt securities	33,134	2	(97)	33,039
Asset-backed securities	31,631	—	(32)	31,599
Total available-for-sale debt securities	$242,140	$5	$(324)	$241,821

The fair values of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	September 30, 2022	December 31, 2021
Maturing in one year or less	$110,138	$174,534
Maturing in one to three years	3,246	67,287
Total available-for-sale debt securities	$113,384	$241,821
The Company has both the intent and ability to sell its available-for-sale debt securities maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheets.
The following table summarizes investments that have been in a continuous unrealized loss position as of September 30, 2022 (in thousands).

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Corporate debt securities	$44,749	$(521)	$14,825	$(320)	$59,574	$(841)
Government-related debt securities	22,636	(391)	7,981	(32)	30,617	(423)
Asset Backed Securities	3,246	(37)	—	—	3,246	(37)
Total	$70,631	$(949)	$22,806	$(352)	$93,437	$(1,301)
The Company invests in securities that are rated investment grade or better. The unrealized losses on available-for-sale debt securities as of September 30, 2022 were caused primarily by interest rate increases.
The Company reviews the individual securities in its portfolio for impairment when events indicate the fair value of the investments may be below the carrying value. The Company reviews the individual securities in its portfolio for indications that unrealized losses are credit related and require an allowance to be recorded at the present value of the future expected cash flows. The Company determined unrealized losses were not for credit losses and therefore did not record an allowance related to its available-for-sale debt investments for the three and nine month periods ended September 30, 2022. The Company did not record any impairment charges related to its available-for-sale debt investments for the three and nine month periods ended September 30, 2022.
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

The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

	Fair value measurement using:
Type of securities as of September 30, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$109,209	$—	$—	$109,209
Short-term investments:
Corporate debt securities	—	79,522	—	79,522
Government-related debt securities	—	30,616	—	30,616
Asset-backed securities	—	3,246	—	3,246
Total	$109,209	$113,384	$—	$222,593

	Fair value measurement using:
Type of securities as of December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$98,247	$—	$—	$98,247
Short-term investments:
Corporate debt securities	—	177,183	—	177,183
Government-related debt securities	—	33,039	—	33,039
Asset-backed securities	—	31,599	—	31,599
Total	$98,247	$241,821	$—	$340,068
In March 2020, the Company issued $230.0 million of Convertible Notes as described in more detail in Note 9. Long-term Debt, Net. As of September 30, 2022, the fair value of the Convertible Notes was $194.9 million.
8. Inventory
Inventory, net of related allowances, consisted of the following as of the date indicated (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$7,507	$5,135
Work in process	15,140	9,916
Finished goods	23,114	16,435
Total inventory, net	$45,761	$31,486
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
The Company monitors the provision of the Convertible Notes that allow for certain conversion rights at each quarterly reporting date in order to determine whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. As of the date of this report, none of the outstanding convertible notes had been redeemed by the Company. Based on the closing price of our common stock of $12.77 on the last trading day of the quarter, the if-converted values of the Convertible Notes did not exceed the remaining principal balance as of September 30, 2022.
All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balances of the Company’s Convertible Notes and previously outstanding term loan consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Outstanding principal of Convertible Note	$230,000	$230,000
Less: unamortized issuance costs	(3,750)	(4,856)
Long-term debt, net	$226,250	$225,144
The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,509	$1,509	$4,528	$4,528
Amortization of issuance costs	373	361	1,105	1,069
Total interest expense	$1,882	$1,870	$5,633	$5,597
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
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint, and on May 12, 2022, an amended complaint, against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that certain of the Company’s products, services and components, including those sold by the Company for use in connection with its CosMx SMI system (the “Identified CosMx Products”), infringe five patents owned by

Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (c) U.S. Patent No. 11,293,051, “Compositions and Methods for Analyte Detection”, (d) U.S. Patent No. 11,293,052, “Compositions and Methods for Analyte Detection,” and (e) U.S. Patent No. 11,293,054, “Compositions and Methods for Analyte Detection” (the “Asserted Harvard Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. On August 16, 2022, the Company filed an amended answer to the complaint with counterclaims alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe the Company’s U.S. Patent No. 11,377,689, “Chemical Compositions and Uses Thereof.” The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to 10x Genomics’ making, using, selling, offering to sell, exporting and/or importing in the United States the Visium system and related products and services. A trial is scheduled for June 2024. The Company intends to vigorously defend itself in this ongoing litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
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
On October 20, 2022, the Company filed suit against 10x Genomics, Inc. in the U.S. District Court for the District of Delaware alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe the Company's U.S. Patent No. 11,473,142, “Chemical Compositions and Uses Thereof.” The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to 10x Genomics’ making, using, selling, offering to sell, exporting and/or importing in the United States the Visium system and related products and services.
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
11. Subsequent Event
In November 2022, we announced a reduction in force that is expected to result in the termination of approximately 10% of our global workforce and the Company currently estimates it will incur between approximately $3.0 million and $4.0 million of costs, consisting primarily of cash severance costs, which the Company expects to recognize in the fourth quarter of 2022. We expect to substantially complete the reduction in force by December 31, 2022.

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
Forward-looking statements can be identified by words such as “believe,” “anticipate,” “could,” “continue,” “depends,” “expect,” “expand,” “forecast,” “intend,” “predict,” “plan,” “rely,” “should,” “will,” “may,” “seek,” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements may include, but are not limited to:
•our expectations regarding our future operating results and capital needs, including our expectations regarding instrument, consumable and total revenue, operating expenses, sufficiency of cash on hand and operating and net loss;
•our ability to successfully commercialize our CosMx Spatial Molecular Imager platform and develop and commercialize our AtoMx SIP;
•our expectations regarding the expected cost savings and related benefits from our reduction in workforce initiated in November 2022;
•our ability to sustain the sales of our nCounter and GeoMx DSP platforms;
•our expectations regarding the success, costs and timing of implementation of our business model, strategic plans and future product development plans;
•our ability to secure and sustain certain strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, and collaboration partners;
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
We currently offer two commercially available product platforms, our nCounter Analysis System, or nCounter, and our GeoMx Digital Spatial Profiler, or GeoMx DSP. We have one additional product platform under development, our CosMx Spatial Molecular Imager, or CosMx SMI, that is expected to commence commercial shipments by the end of 2022. The Company is also developing the AtoMx Spatial Informatics Platform, or AtoMx SIP, a cloud-based informatics portal for use with GeoMx DSP and CosMx SMI that is expected to become commercially available by the end of 2022.
All NanoString product platforms include instruments, related consumables, software and services, have the versatility to detect both RNA and protein expression and are able to generate reliable and reproduceable data in a variety of biological sample types, including formalin fixed paraffin embedded, or FFPE sample types. Our product platforms allow our customers to progress their research in areas such as oncology, immunology and neurology. We market and sell our product platforms to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain markets.
Our nCounter platform, which was commercially launched in 2008, is used to conduct what is known as bulk gene expression analysis, whereby biological samples are first reduced, and then gene expression, specifically quantities of selected RNA or proteins, are measured at their average levels throughout the totality of the sample. nCounter can be used to analyze the activity of up to 800 genes in a single experiment. As of September 30, 2022, we had an installed base of approximately 1,105 nCounter systems, which our customers have used to publish more than 6,100 peer-reviewed scientific papers.
GeoMx DSP, which was commercially launched in 2019, is a pioneering product platform in the emerging field of spatial biology. While nCounter and other common gene expression analysis technologies use bulk analysis approaches, GeoMx DSP is used to analyze selected regions of an intact biological sample without the need to reduce or destroy the sample, enabling researchers to see how gene expression might vary across those regions. After a researcher selects regions of interest, GeoMx DSP arranges the biological information extracted from these regions to be subsequently quantified and analyzed, or “read out,” by a platform such as nCounter, whereby researchers can obtain information on up to 96 biological targets per selected region of interest, or by a next generation sequencer, or NGS, system, such as systems manufactured by Illumina, Inc., whereby researchers can obtain information on up to 18,000 biological targets, or the whole possible universe of potential RNA targets, per selected region of interest. As of September 30, 2022, we had an installed base of approximately 330 GeoMx DSP systems, which our customers have used to publish approximately 160 peer-reviewed scientific papers.
We have discovered other novel applications that utilize our core technologies. CosMx SMI, which is expected to become commercially available by the end of 2022, is a new product platform under development in the field of spatial biology. CosMx SMI is being developed to complement GeoMx DSP. While GeoMx DSP offers researchers the ability to profile gene expression activity in a selected region of interest that may contain multiple cells or cell types, CosMx SMI is designed to enable multiplexed spatial profiling of RNA and protein targets at a single and sub-cellular resolution level. While GeoMx allows for more rapid, higher throughput analysis of gene expression activity in selected regions of interest, CosMx is designed to allow researchers to “drill down” into a specific single cell or sub-cellular area in a region of interest to gather more information as desired or required. At the time of first commercial shipments, CosMx SMI is expected to enable the analysis of up to 1,000 RNA targets and up to 64 protein targets, at a single or sub-cellular level of resolution within morphologically intact tissue samples.

Given the large amounts of biological data that can be generated by our spatial biology platforms, we are developing the AtoMx SIP, as a companion technology for our CosMx SMI and GeoMx DSP. The AtoMx SIP is a cloud-based informatics portal under development and is expected to provide an integrated information storage and data analysis, or compute, platform ecosystem, with workflows that enable researchers to manage, analyze and share data from our spatial biology platforms.
To support the commercialization of GeoMx DSP and the expected commercial launch of CosMx SMI and AtoMx SIP, we provide selected customers in-house sample testing services whereby customers send biological samples to our Seattle facilities to be analyzed using our product platforms and selected consumables under our technology access program, or TAP. Upon completion of each project, the raw data and analysis report is provided to the customer. As of September 30, 2022, we have conducted over 980 TAP projects for approximately 440 customers.
We derive a substantial majority of our revenue from the sale of our products, which currently consist of our GeoMx DSP and nCounter instruments and related proprietary consumables and service. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. Our consumables include our standardized GeoMx DSP and nCounter panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and the nCounter-based Prosigna breast cancer assay which is manufactured for our partner Veracyte Inc, or Veracyte. We also derive revenue from processing fees related to proof-of-principle studies, including from our TAP program for both our GeoMx DSP and CosMx SMI. For nCounter, GeoMx DSP, and in future periods, for our CosMx SMI, we offer extended service contracts and generate service revenue.
Our product and service revenue decreased $9.6 million to $92.3 million for the nine months ended September 30, 2022, compared to $102.0 million for the first nine months of 2021. Our total revenue was $92.8 million for the nine months ended September 30, 2022, compared to $102.6 million for the first nine months of 2021.
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables, including our panels, custom code sets and reagent packages, at our greater Seattle, Washington area facilities.
We focus a substantial portion of our resources on developing new technologies, products, and solutions. Research and development expense totaled $51.8 million and $51.3 million for the nine months ended September 30, 2022 and 2021, respectively. We intend to continue to make significant investments in research and development to support our existing instrument platforms and related consumable offerings, as well as research and development of new technologies.
We have never been profitable and had net losses of $115.4 million and $86.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, our accumulated deficit was $765.2 million.
Recent Developments
Reduction in Force
On November 7, 2022, we announced a reduction in force that is expected to result in the termination of approximately 10% of our global workforce. We took this step, together with other cost reduction steps, to decrease our operating expenses and create a more streamlined organization to support our business objectives, including sustaining our most critical spatial biology investments while conserving our cash resources. We expect to substantially complete the reduction in force by December 31, 2022.
Results of Operations
Revenue
Our product revenue currently consists of sales of GeoMx DSP and nCounter, including instruments and related consumables and service. Service revenue consists of fees associated with service contracts and conducting various forms of data analysis studies, such as providing services under our Technology Access Programs, or TAP, and programs in which we offer customers early access to technologies under development for which we generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors, and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022		2021		% Change	2022		2021		% Change
	(Dollars in thousands)
Americas	$20,316	69%	$24,817	67%	(18)%	$63,484	68%	$67,396	66%	(6)%
Europe & Middle East	7,117	24%	8,658	23%	(18)%	21,396	23%	24,778	24%	(14)%
Asia Pacific	2,108	7%	3,675	10%	(43)%	7,960	9%	10,456	10%	(24)%
Total revenue	$29,541	100%	$37,150	100%	(20)%	$92,840	100%	$102,630	100%	(10)%
The following table reflects the breakdown of our revenue into the primary components of product, service and collaboration.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Product revenue:
Instruments	$8,023	$14,495	(45)%	$26,664	$38,056	(30)%
Consumables	16,582	18,028	(8)%	51,897	51,972	—%
Total product revenue	24,605	32,523	(24)%	78,561	90,028	(13)%
Service revenue	4,861	4,401	10%	13,744	11,922	15%
Total product and service revenue	29,466	36,924	(20)%	92,305	101,950	(9)%
Collaboration revenue	75	226	(67)%	535	680	(21)%
Total revenue	$29,541	$37,150	(20)%	$92,840	$102,630	(10)%
Instrument revenue during the three and nine month periods ended September 30, 2022 decreased as compared to the same periods in 2021, primarily as a result of fewer shipments of our GeoMx DSP systems. We believe the lower number of GeoMx systems shipped was due primarily to spatial biology market development trends that impacted our mix of system orders. The primary trends include a lower rate of converting GeoMx DSP system opportunities in our sales funnel as compared to opportunities associated with our new CosMx SMI system, which has impacted current period instrument revenue recognized as we have not yet commenced shipment of CosMx systems to customers, and a realignment of our commercial team early in the year that led to lower than typical instrument sale close rates as compared to previous quarterly periods.
Consumables revenue currently includes sales of consumables for GeoMx DSP and nCounter, and sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue decreased for the three month period ended September 30, 2022 as compared to the same period in 2021, and was flat for the nine month period ended September 30, 2022 as compared to the same period in 2021. The decrease in consumables revenue for the three month period ended September 30, 2022 was due primarily to lower nCounter consumables sales, and lower growth of GeoMx consumables sales, as a result of customer life cycle factors, and other global market factors including levels of clinical trial activity, decreased activity of smaller biotechnology firms and lower sales in China due to the impact of COVID-19 lockdowns in the region. The lower sales of nCounter consumables during the three and nine month periods were impacted by our aging installed base, with fewer new nCounter customers added to our installed base in more recent periods, as well as global market factors. While lower nCounter consumables sales were partially offset by an increase in GeoMx consumables sales during the periods, GeoMx consumables sales growth was lower in the current period due to the relatively large number of newly installed systems in 2022 that have not yet reached the utilization levels of GeoMx systems that were installed in previous years, and due to global market factors.
Service revenue increased for the three and nine month periods ended September 30, 2022 as compared to the same periods of 2021, due primarily to growth in our instrument installed bases and the corresponding service contract revenue realized as compared to the same periods of 2021, as well as increased revenue generated from our TAP program for both GeoMx DSP and CosMx SMI as compared to the same periods of 2021.
During 2020, 2021 and to a lesser extent during 2022, the COVID-19 pandemic impacted our ability to solicit and fulfill customer orders, and record related product and service revenue. While all revenue categories were impacted due to lab closures and lower customer activity, nCounter-related consumables revenue were impacted most substantively. A resurgence of COVID-19 or a variant thereof could recur at any time, with a resulting impact on our business. As in the past, we would expect our revenue to be negatively impacted overall, and our consumables revenue to be more severely impacted as consumables revenue more closely correlates with day-to-day customer research activity. However, we cannot predict with any certainty the extent to which any resurgence in COVID-19 or a variant thereof would impact our business, and it is possible that the effects of such a resurgence would have different or more severe impacts on our business than we have experienced in the past.
With consideration to these potential negative impacts on our business related to COVID-19, we expect our product and service revenue may increase in future periods, primarily as a result of the expected commercial launch of our CosMx SMI platform.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Cost of product and service revenue	$13,723	$17,154	(20)%	$44,353	$48,258	(8)%
Product and service gross profit	15,743	19,770	(20)%	47,952	53,692	(11)%
Product and service gross margin	53%	54%		52%	53%
For the three and nine month periods ended September 30, 2022, cost of product and service revenue decreased as compared to the same periods of 2021, due primarily to a lower volume of instruments sold, as well as a lower volume of nCounter consumable sales as compared to the same periods in the prior year. The lower costs associated with decreased volume of instruments and consumables sold during 2022 were partially offset by increased investments made to support growth of our consumable manufacturing capabilities and our TAP service for GeoMx DSP and CosMx SMI and increased costs associated with providing service for our growing installed base of systems.
Our gross margins on product and service revenue for the three and nine month periods ended September 30, 2022 decreased modestly as compared to the same periods of 2021. The decline in gross margins for the periods was due in part to lower margins on certain of our GeoMx DSP and nCounter instruments as a result of a greater number of bundled selling arrangements which include multiple products from our portfolio, including consumables and service contracts and for which the bundled arrangements typically have higher associated discounts across the products sold. In addition, we have experienced increased costs associated with sourcing certain materials and shipping products to our customers resulting from inflation and other factors impacting the cost of shipping and handling. These impacts were partially offset by a favorable mix of consumables revenue relative to our total product and service revenue, as revenue from our consumables generally have higher gross margins compared to our instrument platforms.
We expect our cost of product and service revenue will increase in future periods with the anticipated growth in sales of our spatial biology platforms. We also expect to continue to make investments in our operations to support the growth of our business, and that may improve our manufacturing efficiency and reduce production costs. We expect these investments and potential cost increases may be partially offset by certain reductions in employee and other operating costs related to our November 2022 reorganization and restructuring initiatives.
We expect our gross margin on product and service revenue may fluctuate in future periods. Variability will depend in part on the level of our consumables revenue, for which we typically record higher gross margins and operate the manufacturing process directly, as compared to our instrument sales or service revenue, for which we typically record lower gross margins. Our gross margins may also vary depending on potential expenses we may incur for regulatory compliance, quality assurance or activities and investments related to the expansion of our manufacturing capacity or improvements in our manufacturing efficiency. In addition, as business activity has recovered through the pandemic, the cost and global availability of certain raw materials and other supplies have been impacted. While to date our operations, supply chain or costs have not been materially impacted, our gross margins could be affected in the future by changes in the cost or availability of certain raw materials or supplies. Notwithstanding the foregoing, we expect our gross margins may increase in the longer term as consumable sales become a larger percentage of our total revenue.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Research and discovery	$4,109	$11,971	(66)%	$14,053	$29,994	(53)%
Manufacturing, support and service	2,449	1,761	39%	7,563	5,503	37%
Product and process engineering	8,240	2,180	278%	23,043	6,452	257%
Regulatory and medical affairs	194	395	(51)%	877	1,077	(19)%
Facilities and overhead	2,000	2,810	(29)%	6,219	8,316	(25)%
Total research and development expense	$16,992	$19,117	(11)%	$51,755	$51,342	1%
Research and development expenses for the three month period ended September 30, 2022 decreased as compared to the same period in 2021, due primarily to lower professional fees and higher capitalized costs for internally developed software and technology related to the development of our AtoMx SIP, as well as lower facility related costs. These decreases were partially offset by higher personnel related costs to support product development activities for our spatial biology platforms. For the nine month period ended September 30, 2022, research and development expenses were approximately flat as compared to the same period in 2021 due primarily to higher personnel-related and lab costs, offset by the impact of capitalizing certain personnel and consulting costs related to AtoMx SIP and lower facility related costs.
We continue to invest in product development activities associated with our spatial biology platforms and our AtoMx SIP. We expect research and development expense to increase modestly in future periods, reflecting the impact of increasing investments in our spatial biology and other future projects and technologies, offset by certain reductions in employee and other expenses related to our November 2022 reorganization and restructuring initiatives.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal, and general management functions, as well as professional fees for legal, insurance, consulting, and accounting services.
Selling, general, and administrative expense was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Selling, general and administrative expense	$33,767	$30,253	12%	$106,234	$83,907	27%
The increase in selling, general, and administrative expense for the three and nine month periods ended September 30, 2022 as compared to the same periods in 2021 is due primarily to increased investments made to expand our commercial sales team to support our spatial biology related commercial initiatives, as well as increases in advertising, travel and trade show related activities. Additionally, we have made increased investments in information technology systems and software supporting our commercial team, operations, and finance functions, and we have incurred increased professional fees related to the investments in those systems. We have also incurred increased costs in 2022 related to ongoing legal proceedings. These increases have been partially offset by lower stock-based compensation costs.

We expect selling, general and administrative expenses may increase in future periods as the number of sales, technical support, marketing, and administrative personnel grows to support the expected growth of our spatial biology business, with growth in those expenses offset by certain reductions in employee and other expenses related to our November 2022 reorganization and restructuring initiatives.
Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Interest income	$774	$153	406%	$1,331	$502	165%
Interest expense	(1,887)	(1,876)	1%	(5,650)	(5,614)	1%
Other income (expense), net	(579)	(223)	160%	(1,286)	79	(1,728)%
Total other expense, net	$(1,692)	$(1,946)	(13)%	$(5,605)	$(5,033)	11%
Other income and expense items are comprised primarily of interest income earned on our cash equivalents and short term investments and interest paid on our outstanding convertible debt. Our total other income (expense), net for the three month period ended September 30, 2022 decreased as compared with the same period in the prior year, due primarily to increased interest income associated with higher yields on our short term investments, partially offset by increased losses on the remeasurement of foreign currency transactions into the Company’s functional currency of U.S. dollars, as a result of currency fluctuations in the Euro and British pound sterling against the U.S. dollars in the current year periods. In addition, the nine month period ended September 30, 2021 includes the favorable impact resulting from a recovery of certain sales and use taxes which did not recur to the same extent during the current period.
We continue to maintain a cash preservation investment strategy and, as a result, held the majority of our cash and cash equivalents in money market or other short duration fixed income positions for which yields have historically been very low. While we are beginning to see improvement in interest rates available for investments resulting from the Federal Reserve responding to increasing inflation and other macroeconomic factors, we at this time do not expect to see material increases in our interest income.
Liquidity and Capital Resources

	September 30, 2022	December 31, 2021	Change
	(In thousands)
Cash and cash equivalents	$117,069	$107,068	$10,001
Short-term investments	113,384	241,821	(128,437)
Total cash and cash equivalents and short-term investments	$230,453	$348,889	$(118,436)

	Nine Months Ended September 30,
	2022	2021	Change
	(In thousands)
Cash used in operating activities	$(100,525)	$(73,030)	$(27,495)
Cash provided by (used in) investing activities	108,384	(236,830)	345,214
Cash provided by (used in) financing activities	2,325	5,219	(2,894)
Effect of foreign exchange on cash and cash equivalents	(183)	(40)	(143)
Net increase (decrease) in cash and cash equivalents	$10,001	$(304,681)	$314,682
Changes in Cash Flow
Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities consisted of our net loss of $115.4 million and net increases in our operating assets and liabilities of $17.8 million, partially offset by approximately $32.7 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of right-of-use assets.
For the nine months ended September 30, 2021, net cash used in operating activities consisted of our net loss of $86.0 million and net increases in our operating assets and liabilities of $18.5 million, partially offset by $31.5 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of our right-of-use assets.
Investing Activities
Our most significant investing activities for the nine months ended September 30, 2022 and 2021, respectively, were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider cash flows related to management of our short-term investments to be important to an understanding of our liquidity and capital resources.
For the nine months ended September 30, 2022 and 2021, we purchased property and equipment totaling $11.5 million and $4.7 million, respectively, which we believe will be required to support the growth and expansion of our operations. In addition, for the nine months ended September 30, 2022 and 2021, we have invested $5.3 million and $0.7 million, respectively, related to the development of software and technology to support data storage and analysis across our spatial biology platforms.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 consisted primarily of $4.1 million and $8.0 million, respectively, of net proceeds from the exercise of stock options and other equity awards and our Employee Stock Purchase Plan. These proceeds were partially offset by tax withholdings related to the net settlement of restricted stock units of $1.5 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Financial Condition
Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property and, to a lesser extent, sales of certain assets. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $230.5 million, compared to $348.9 million as of December 31, 2021.
We believe our existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to meet these material cash requirements and fund our operating requirements for the next 12 months and beyond, including working capital requirements, capital expenditures and other operational investments.
Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Any future funding requirements will depend on many factors, including: market acceptance and the level of sales of our existing products and new products; the effect of competing technological and market developments; any continued impact of sales execution issues and the timing of any recovery therefrom; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing, and distribution capabilities; the cost of our research and development activities; the impact of, and anticipated cost savings resulting from, our November 2022 reorganization and restructuring initiatives; any new developments relating to the COVID-19 or related pandemic and the impact on our customer and operational activity; the cost and timing of regulatory clearances or approvals; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions. We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through partnership, collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds we may have to liquidate some or all of our assets; delay, reduce the scope or eliminate some or all of our research and development programs, launch activities, or commercialization of our products; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; or reduce marketing, customer support, or other resources devoted to our products; or cease operations.

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
Our material cash requirements for the remainder of fiscal 2022 include non-cancelable purchase commitments for long-lead time inventory, research and development items, software development for internal-use projects and property and equipment and lease payments for office, laboratory and manufacturing spaces. We expect capital expenditures to increase in fiscal year 2022 as compared to fiscal 2021, due primarily to planned investments in manufacturing capacity, and in software development for internal-use projects. As of September 30, 2022, we had future long-term interest payment obligations of $14.6 million, of which $6.0 million is payable within 12 months, and total operating and financing lease obligations of $31.1 million, of which $3.5 million is payable within 12 months. See Note 9. Long-term Debt of the Notes to the Consolidated Financial Statements of this report. In addition, our purchase commitments as of September 30, 2022 are $43.5 million, of which $41.2 million is payable within 12 months.
Our material cash requirements may increase in the future as we invest in research and development related to existing or new product platforms, as well as in manufacturing capacity, sales and marketing and administrative activities. These requirements may be offset by the impact on our cash requirements from certain reductions in employee and other expenses related to our November 2022 reorganization and restructuring initiatives. We cannot be certain our revenue will grow sufficiently to offset any operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.
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

Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on October 1, 2022 and sustained throughout the period ended September 30, 2023, would not be material.
Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of September 30, 2022, the fair market value of the Convertible Notes was $194.9 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.
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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint, and on May 12, 2022, an amended complaint, against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products, services and components, including those sold by us for use in connection with our CosMx SMI system (the “Identified CosMx Products”), infringe five patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (c) U.S. Patent No. 11,293,051, “Compositions and Methods for Analyte Detection”, (d) U.S. Patent No. 11,293,052, “Compositions and Methods for Analyte Detection,” and (e) U.S. Patent No. 11,293,054, “Compositions and Methods for Analyte Detection” (the “Asserted Harvard Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. On August 16, 2022, we filed an amended answer in the case with counterclaims alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,377,689, “Chemical Compositions and Uses Thereof.” We seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to 10x Genomics’ making, using, selling, offering to sell, exporting and/or importing in the United States the Visium system and related products and services. A trial is scheduled for June 2024. We intend to continue to vigorously defend ourselves in this ongoing litigation.
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
On October 20, 2022, we filed suit against 10x Genomics, Inc. in the U.S. District Court for the District of Delaware alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,473,142, “Chemical Compositions and Uses Thereof.” We seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to 10x Genomics’ making, using, selling, offering to sell, exporting and/or importing in the United States the Visium system and related products and services.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $115.4 million and $86.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $765.2 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses may continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. In addition, inflationary pressure, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing. In November 2022, we announced certain reorganization and restructuring initiatives, under which we intend to reduce certain employee-related expenses and other operating expenses. While we expect our operating costs will be reduced in future periods as a result of these actions, we may not fully realize all of the anticipated cost savings. As a result of these and other factors, we may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results, including the ongoing impact on our business operations and financial results of the COVID-19 pandemic, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment. These fluctuations may make financial planning and forecasting difficult. For example, in the first and third quarters of 2022, product and service revenue did not meet expectations which adversely affected our stock price. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. Also, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Furthermore, our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.

If we do not achieve, sustain or successfully manage our anticipated growth, our business and growth prospects will be harmed.
We have experienced significant revenue growth in recent periods and we may not achieve similar growth rates in the future. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, the recent commercialization of our GeoMx DSP platform and future commercial launch of our CosMx SMI platform are key elements of our growth strategy and will require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for GeoMx DSP, CosMx SMI or other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed.
Additionally, we implemented a Company-wide reduction in workforce starting in November 2022 to help achieve a more cost-efficient organization, which we believe will enhance our ability to execute on our key priorities. We anticipate that the reduction in workforce will impact at least 10% of our employees; however, we are still assessing the full scope and scale of this plan and the reductions may ultimately be more or less than we currently anticipate, and may yield unintended consequences and costs such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction in force, lowered morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of such cost-saving measures, all of which may have an adverse effect on our results of operations or financial condition.
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
We also develop and introduce new products, such as our GeoMx DSP system, which was commercially launched in 2019, and the expected commercial launch of our CosMx SMI platform by the end of 2022. We anticipate that scaling and training our sales force to attract new customers will require substantial time and expense. Any failure to expand our existing customer base through the launch of our GeoMx DSP system and the expected launch of our CosMx SMI platform or other new applications and products would adversely affect our operating results.
The life sciences research market is highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition in the life sciences research market. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR as well as newer technologies such as next generation sequencing, including RNA-sequencing. We believe our principal competitors in the life sciences research market are Agilent Technologies, Akoya Biosciences, Bio-Rad, Bio-Techne, Fluidigm, Illumina, Qiagen, Thermo Fisher Scientific, Vizgen and 10x Genomics. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, including those that may compete with GeoMx DSP.
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
The markets for our products are new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in 2019, we commercially launched our GeoMx DSP system, in 2021 we launched new assays to analyze GeoMx DSP data on next generation sequencing systems, and by the end of 2022 we expect to make our newest product platform, CosMx SMI, available to customers.
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
In addition, we expect to commercially launch our new CosMx SMI platform by the end of 2022. The CosMx SMI is designed to combine the spatial profiling of a large number of biological targets with high-resolution imaging. The CosMx SMI is expected to enable the analysis of up to 1,000 biological targets directly from single cells within morphologically intact tissue samples, as compared to GeoMx DSP, which typically offers such profiling across regions containing multiple cells. Even if we successfully develop and launch our CosMx SMI platform, we cannot be certain that the market opportunity for the instrument and any related consumables will develop as we expect.
The future growth of the market for these new products depends on many factors beyond our control, including recognition and acceptance of our applications by the scientific community and the growth, prevalence and costs of competing methods. For example, the COVID-19 pandemic disrupted our operations and the operations of the customers we service in our targeted markets, which impacted our growth and our ability to serve these markets. Our customers may be further affected by rising interest rates, inflation, potential economic recession and other deteriorating factors in the macroeconomic environment. If the markets for our new products do not develop as we expect, our business may be adversely affected. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed.
We face risks related to health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations and could have a material adverse impact on us.
Our business could be adversely impacted by the effects of health epidemics and other outbreaks. For example:
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
The extent to which COVID-19, including any variants that have emerged or may emerge in the future, or any other health epidemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operating results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in the “Risk Factors” section. Although national, state and local governments have introduced relief measures intended to alleviate the impact of COVID-19-related disruptions, we may not qualify for or benefit from such measures.
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
Our instruments require a significant investment and, accordingly, our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the significant capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly, and may be up to 12 months or longer. Given the length and uncertainty of our sales cycle we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales will occur on a period-to-period basis. These factors also make it difficult to forecast revenue on a quarterly basis. For example, in the first and third quarters of 2022, our actual revenues were lower than our forecasts for reasons we did not predict, including uneven sales execution and the impact of changes made to re-align our expanded commercial team early in 2022. In addition, any failure to meet customer expectations could result in customers choosing to continue to use their existing systems or to purchase systems other than ours.

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
•our ability to successfully implement the reduction in workforce announced in November 2022 and achieve the anticipated cost reductions;
•the effect of competing technological and market developments; and
•the extent to which we engage in strategic transactions, such as the acquisition of, investment in or disposal of businesses, assets, products and technologies, including inbound or outbound licensing arrangements.
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, or convertible debt, our stockholders may experience dilution. For example, in March 2020, we sold $230.0 million aggregate principal amount of our 2.625% Convertible Senior Notes due 2025, or the notes, in a private placement to qualified institutional buyers for net proceeds of $222.6 million and in October 2020, we sold an aggregate of 5,750,000 shares of common stock in an underwritten public offering for net proceeds of $215.8 million. Future debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through strategic transactions with third parties, such as collaborations, asset sales and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. We have in the past pursued these types of transactions, such as the License and Asset Purchase Agreement, or LAPA, with Veracyte, Inc., or Veracyte, which we completed in December 2019, and may in the future pursue similar transactions or other strategic transactions, on our own or with other advisors, that may impact our business and prospects and the value of our common stock. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations, and we may not successfully implement the reduction in workforce announced in November 2022 and achieve the anticipated cost reductions. Any of these factors could harm our operating results.
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
Our product and service revenue generated from sales to customers located outside of North America was approximately 32% and 35% for the nine months ended September 30, 2022 and 2021, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the legislation commonly known as the Tax Cuts & Jobs Act, or the TCJA, which was signed into law on December 22, 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the federal statutory rates from a top marginal rate of 35% to a flat rate of 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, and modifying or repealing many business deductions and credits. We have accounted for such changes in accordance with our understanding of the TCJA, as modified by the CARES Act, and guidance available as of the date of this filing as described in more detail in our financial statements. Further, the Inflation Reduction Act of 2022, or the IRA, will become effective beginning in fiscal year 2024. We do not currently expect that the IRA will have a material impact on our income tax liability. We will continue to monitor and assess the impact of the federal legislation on our business and the extent to which various states conform to the federal tax law. Any further changes in tax laws or regulations that are applied adversely to us or our customers could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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
We may fail to achieve the expected cost savings and related benefits from our reduction in workforce initiated in November 2022.
In November 2022, we announced a plan to reduce our workforce to enable us to help achieve a more cost-efficient organization. The target of the reduction in workforce is to reduce employee headcount by at least 10% by the end of 2022. The full scope, scale and impact of the reduction in workforce is not yet known.
We may fail to effectively execute on, or achieve the stated goals of, the reduction in workforce. Our plans may also change as we continue to refocus on our key priorities. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought. In addition, the reduction in workforce may negatively impact employee moral for those who are not directly impacted, which may increase employee attrition and hurt future recruiting efforts, hindering our ability to achieve our key priorities. Any failure to achieve the expected benefits from the reduction in workforce could adversely affect our stock price, financial condition and ability to achieve our key priorities, as well as lead to stockholder complaints and litigation.
If we are unable to recruit, train and retain key personnel, we may not achieve our goals.
Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales and marketing personnel. Competition for qualified personnel is intense, particularly in the Seattle, Washington area. Our growth depends, in particular, on attracting, retaining and motivating highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. We do not maintain fixed term employment contracts or key man life insurance with any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects. Further, the reduction in workforce announced in November 2022 may negatively impact our ability to recruit key personnel and make retention of our current personnel both more important and challenging.
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
We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems, and those of our vendors, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, ransomware or other malicious code, or other disruptive events including but not limited to natural disaster. We are increasingly dependent upon our and our vendors’ technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems, and those of our vendors, are potentially vulnerable to data security breaches and other security incidents — whether by employees or others — which may expose sensitive data to unauthorized persons. Such data security breaches and incidents, whether resulting from hacking, social engineering, phishing, or other causes could lead to the loss of confidential information, financial assets, trade secrets or other intellectual property, or could lead to unauthorized access to or use, modification, unavailability, disclosure, loss or acquisition of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves or of third parties that we maintain, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, any such access, disclosure or other loss of information could result in legal claims, investigations or proceedings by governmental entities or private parties, adverse publicity and harm to our reputation, loss of business, and liability under laws or regulations, including privacy and data protection laws and regulations and the EU General Data Protection Regulation, or GDPR, and other laws and regulations, the breach of which could result in significant penalties and other liabilities. In addition, these breaches and incidents and other inappropriate access can be difficult to detect, and any delay in identifying them and responding to or otherwise remediating them may lead to increased harm of the type described above. We expect to continue to expend significant resources to protect against security breaches and incidents, and could be required to expend significant amounts to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to customers or other persons or implementing additional security measures. With the increase in personnel working remotely during the COVID-19 pandemic, we and our vendors are at increased risk for security breaches and incidents. We are taking steps in an effort to monitor and enhance the security of our technology systems and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our technology systems or data or other data or information that we maintain or that otherwise is processed in our business. Additionally, geopolitical tensions related to Russia’s actions in Ukraine may increase cybersecurity risks.
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
In June 2020, the United Kingdom officially left the European Union. The full effect of Brexit remains uncertain, but Brexit creates economic and legal uncertainty in the region and could adversely affect the tax, currency, operational, legal and regulatory regimes to which our business is subject. Complying with changes in regulations in the United Kingdom in addition to European Union regulations has increased and may continue to increase our costs of compliance and result in greater legal risks. There are many ways in which our business could be affected, some of which include additional volatility in global financial markets, new or modified trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, the Europe-wide market authorization framework for our products and access to European Union research funding by research scientists based in the United Kingdom may also change and may also result in a slowdown in spending on research tools like our systems. Furthermore, we currently operate in Europe through a subsidiary based in the

United Kingdom, which provides us with certain operational, tax and other benefits, as well as through other subsidiaries in Europe. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the European Union, may adversely affect our operating results and growth prospects.
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
Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). More recently, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers. Any restrictions on LDTs, IVDs, or RUO products by the FDA, HHS, Congress, or state regulatory authorities could decrease the demand for our products. Additionally, compliance with additional regulatory burdens could be time consuming and costly for us and our partners and customers. The adoption of the new restrictions on RUOs, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can continue to sell our products to certain customers.
For medical devices that we develop and commercialize, we are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.
Certain of our products are regulated as in vitro diagnostic medical devices, including the nCounter FLEX Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, obligations as well as regulation by the FDA, state regulatory authorities, and other comparable national and local health authorities. These may include routine inspections of our manufacturing facilities and our records by Notified Bodies, the FDA, and other health authorities, to assess compliance with requirements such as ISO 13485 and the FDA’s Quality System Regulations, or QSR, 21 C.F.R. Part 820, which include extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among others. We are also subject to other FDA regulations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA; continued medical device reporting, for example, reporting of adverse events and malfunctions; reporting certain corrections and removals; and labeling and promotional requirements. Other agencies may also issue guidelines and regulations that could impact the development, labeling, marketing, and distribution of our products, among other activities. The final form of the European In Vitro Diagnostic Regulation (IVDR), which will replace Europe’s In Vitro Diagnostic Directive (IVDD), became effective on May 26, 2022. On May 25, 2017 the European Union adopted the IVD Regulation, which increases the regulatory requirements applicable to in vitro diagnostics in the EU and required the re-classification and approval, registration, or clearance of CE-marked IVD products, including our nCounter FLEX system, which became effective May 26, 2022.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2022, we owned or licensed approximately 35 issued U.S. patents and approximately 23 pending U.S. patent applications, including provisional and non-provisional filings and 6 pre-nationalization PCT applications. We also owned or licensed approximately 313 pending and granted counterpart applications worldwide, including 117 country-specific validations of 17 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
•any change to the composition of the board of directors or key personnel, including developments relating to our reduction in workforce announced in November 2022;
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

NANOSTRING TECHNOLOGIES, INC.

Date:	November 7, 2022	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2022	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)