Form 10-K
period 2022-12-31
NanoString Technologies Inc
filed 2023-02-28
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). (Check one):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on The Nasdaq Global Market, was approximately $585.7 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
There were 46,791,027 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on February 21, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

NANOSTRING TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
•We are dependent on third-party manufacturers, service providers and single source suppliers for some of the components and materials used in our products, and the loss of any of these suppliers, or difficulties or delays in securing components or materials, could harm our business.
•We may experience manufacturing problems or delays that could limit our growth or adversely affect our operating results.
•We expect to generate a substantial portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.
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
•Macroeconomic conditions, inflationary pressures and the political climate could adversely affect our operating results and growth prospects.
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
Forward-looking statements can be identified by words such as “believe,” “anticipate,” “could,” “continue,” “depends,” “expect,” “expand,” “forecast,” “intend,” “predict,” “plan,” “rely,” “should,” “will,” “may,” “seek,” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:
•our expectations regarding our future operating results and capital needs, including our expectations regarding revenue, operating expenses, sufficiency of cash on hand and operating and net loss;
•our expectations regarding the commercial trajectory of our spatial biology products, including our ability to maintain and grow sales of our GeoMx Digital Spatial Profiler, and to successfully commercialize our CosMx Spatial Molecular Imager and AtoMx Spatial Informatics Platform;
•our expectations regarding future sales and profitability of our nCounter platform;
•statements regarding our profitability and cash flow, including our ability to realize expected cost savings and related benefits from our reduction in workforce initiated in November 2022;
•our expectations that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months;
•our expectations regarding the competitive position, market size and growth potential for our business;
•our expectations regarding management of growth, including our ability to expand our customer base, develop new products, enter new markets and hire and retain key personnel;
•our expectations regarding the success, costs and timing of implementation of our business model, strategic plans and future product development plans;
•our ability to secure new and sustain existing strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, and collaboration partners;
•our intellectual property position and the risk or results of litigation alleging that our products infringe upon the intellectual property rights of third parties;
•our ability to attract and retain key scientific or management personnel;
•our expectations regarding the impact of the COVID-19 global pandemic as it relates to our ongoing operations, including our customer order activity levels and key supplier requirements; and
•the regulatory regime and our ability to secure and maintain regulatory clearance or approval or reimbursement for the clinical use of our products, domestically and internationally.
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
PART I
Item 1.         Business
Overview
We develop, manufacture and market technologies that unlock scientifically valuable and clinically actionable information from minute amounts of biological material, primarily for life science researchers in the fields of genomics and proteomics. Our mission is to offer an ecosystem of innovative discovery and translational research solutions that enable our customers to map the universe of biology and conduct scientific exploration that may lead to new therapies to improve the human condition.
Our technologies include proprietary chemistries that enable the labeling and counting of single molecules. Our product platforms are used for scientific discovery and clinical research applications, often in connection with pharmaceutical product development and human clinical trials of potential new therapies. Our proprietary chemistries may reduce the number of steps required to conduct certain types of scientific experiments, enable the collection of multiple data points in a single experiment or allow for multiple experiments to be conducted at once. Our chemistries and instruments are also able to extract information from multiple types of biological samples, including those that are often challenging to work with using other scientific methods or platforms. As a result, we are able to develop tools that are easier for researchers to use and that may generate larger amounts of data, and faster, more consistent scientific results.
Our ecosystem of solutions consists of (i) our spatial biology platforms, including our GeoMx Digital Spatial Profiler, or “GeoMx DSP” or “GeoMx”, our CosMx Spatial Molecular Imager, or “CosMx SMI” or “CosMx,” and our AtoMx Spatial Informatics Platform, or “AtoMx SIP” or “AtoMx”, a cloud-based, open source and fully integrated informatics solution for use with GeoMx DSP and CosMx SMI, and (ii) our nCounter Analysis System, our original product platform for multi-plex bulk gene expression analysis. Our GeoMx, CosMx and nCounter product platforms include instruments, related consumables, software and services, have the versatility to detect both RNA and protein expression and are able to generate reliable and reproduceable data in a variety of biological sample types, including formalin fixed paraffin embedded, or FFPE, format.
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
Demand for these new or improved technologies has been driven by researchers in areas such as cancer, immunology, neurology and infectious disease. Researchers in these fields are increasingly attempting to determine which sequences of genes or mutations are important in disease-related biological pathways so new potential treatments might be developed. For example, in the field of cancer, researchers and clinicians have learned that cancer cell behavior is impacted by multiple genes and that analysis of these factors together may be important in determining whether or not a cancer might be responsive to a certain treatment. In addition, more cancers are being detected earlier and tumor samples are becoming smaller and smaller. Tumor samples are often stored in FFPE format, a process whereby biological samples are able to be preserved for long time periods but which can complicate subsequent analysis of genetic material. Researchers and clinicians may face similar challenges with analysis of biological samples in other therapeutic areas of interest.
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
GeoMx DSP, which was commercially launched in 2019, is a pioneering product platform in the emerging field of spatial biology. While nCounter and other common gene expression analysis technologies use bulk analysis approaches,

GeoMx DSP is used to analyze selected regions of an intact biological sample without the need to break down the sample, enabling researchers to see how gene expression might vary across those regions. After a researcher selects regions of interest, GeoMx arranges the biological information extracted from these regions to be subsequently quantified and analyzed, or “read out,” by a platform such as nCounter, whereby researchers can obtain information on up to 96 biological targets per selected region of interest, or by a next generation sequencer, or NGS, system, such as systems manufactured by Illumina, Inc., whereby researchers can obtain information on up to approximately 18,000 biological targets, or the RNA from every gene in the genome, per selected region of interest.
CosMx SMI, which was commercially launched in December 2022, is a new product platform in the field of spatial biology and complements our GeoMx DSP. While GeoMx offers researchers the ability to profile gene expression activity in a selected region of interest that may contain multiple cells or cell types, CosMx is designed to enable multiplexed spatial profiling of RNA and protein targets at a single and sub-cellular resolution level. While GeoMx allows for more rapid, higher throughput analysis of gene expression activity in selected regions of interest, CosMx is designed to allow researchers to “drill down” into a specific single cell or sub-cellular area in a region of interest to gather more information as desired or required. CosMx can be used to analyze up to 1,010 RNA targets, or up to 68 protein targets, at a single or sub-cellular level of resolution within morphologically intact tissue samples, and is expected after further product development to have the ability to analyze up to 6,000 RNA targets, or up to 120 protein targets.
AtoMx SIP, which was commercially launched in December 2022, is a new a cloud-based, open source spatial biology informatics platform, initially for use with CosMx, and eventually also with GeoMx. Researchers’ desire for ever larger amounts of data in their spatial biology experiments has led to significant “big data” management issues, including the ability to store, access and efficiently analyze experimental data at a reasonable cost. AtoMx is designed to take advantage of significant advances in cloud computing and facilitate the easy storage of large data sets and images generated by spatial biology experiments. AtoMx also enables researchers to perform image analysis and data visualization, as well as sharing of data and analysis with collaborators, using scalable and on-demand cloud computing. We believe AtoMx will enable researchers to easily and quickly analyze the substantial scientific data and tissue images generated by spatial biology experiments, while avoiding the large computing infrastructure and security costs associated with operating in-house data centers. AtoMx is currently available to researchers using CosMx, and is expected to be made available for GeoMx users by the end of 2023.
We market and sell our systems and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain international markets. As of December 31, 2022, we had an installed base of approximately 350 GeoMx DSP systems, which our customers have used to publish approximately 190 peer-reviewed scientific papers. As of December 31, 2022, we had an installed base of approximately 1,120 nCounter systems, which our customers have used to publish more than 6,520 peer-reviewed scientific papers. We generated revenue of $127.3 million, $145.1 million and $117.3 million in 2022, 2021 and 2020, respectively, while incurring net losses of $159.5 million, $115.3 million and $110.1 million in 2022, 2021 and 2020, respectively.
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
This Annual Report on Form 10-K includes our trademarks and registered trademarks, including “NanoString”, “NanoString Technologies”, “nCounter”, “nCounter SPRINT”, “nSolver”, “GeoMx,” “CosMx,” and “AtoMx”. Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.
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
The interest in new methods of interrogation has led to the development of new research technologies. Certain technologies that have been rapidly adopted by researchers have focused primarily on determining the sequence of a person’s or organism’s DNA, in order to assess how differences among individuals might be predictive of health or disease. In particular, a technology known as next generation sequencing, or NGS, has become widely adopted. In recent years NGS use has accelerated, as the technology has improved and the cost to sequence DNA using NGS has declined. As of December 31, 2022, there were more than 23,000 Illumina NGS systems installed in laboratories globally.
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
Researchers interested in multiplex gene expression or biological pathway analysis have traditionally performed experiments using microarrays or quantitative polymerase chain reaction, or qPCR, and protein expression experiments using flow cytometry, mass spectrometry, immunohistochemistry or enzyme-linked immunosorbent assay, or ELISA, assays. Many of these techniques have been available for decades, and while suitable for analyzing the expression of a smaller number of genes, may not be cost effective or scalable enough to study biological pathways. While these types of experiments could be repeated to analyze expression of multiple genes, they are often destructive of biological samples, creating limitations given the amounts of biological sample that may be available. Many of these methods, known as “bulk” biology or “grind and bind,” also destroy the spatial integrity of the sample, eliminating any potential analysis of differences in how genes may be expressed based on where a cell or cells are situated in tissue, or how they may be interacting with other cells or biological functions. These types of experiments may also involve library preparation and amplification steps that can be cumbersome or time consuming or that may introduce the possibility of measurement errors.
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
Our Strategy and Solutions
Our strategy is to offer a portfolio of technologies to genomics and proteomics researchers that are easy to use across multiple experimental scales or approaches, and that offer consistent, accurate and reproduceable scientific results in a variety of biological sample types, including those that may be more challenging to use or analyze with alternative technology platforms. Our proprietary chemistries and product platforms offer a number of specific advantages, including:
•Complementary solutions that enable spatial biology and bulk gene expression analysis at multiple scales. Genomics and proteomics science has evolved to where experiments can involve studying gene expression from just a handful of data points from up to thousands of genes at a time, and may involve different types of analysis, such as bulk or spatial analysis or quantifying RNA or proteins. Our spatial biology platforms, which enable researchers to analyze intact biological samples, enable the analysis of multiple genes in a single experiment, at various scales. Our GeoMx DSP enables multiplex profiling of intact biological samples of up to approximately 18,000 RNA targets and up to approximately 100 protein targets in selected regions of scientific interest, at multicellular resolution. Our CosMx SMI offers the ability to analyze up to 1,000 RNA targets and up to 68 protein targets in specifically selected regions of a biological sample at single cell or sub-cellular resolution. nCounter, our bulk gene expression analysis solution, can profile the activity of up to 800 genes in a single experiment on multiple biological samples per day, with fewer experimental steps as compared to other multiplex bulk gene expression analysis technologies. We believe the breadth of the spatial biology and bulk gene expression research applications offered by our product platforms may provide our customers with a complete solution for their laboratories, as well as consistency of platform features, usability and performance.
•Ease of use and automation. Spatial biology and gene expression research requires the extraction and analysis of large amounts of data, often from studies comprising hundreds of biological samples, which can make manual or non-automated experimental approaches cumbersome, labor intensive or expensive. Our product platforms are designed to offer minimal sample preparation and automated workflow, which enables the simultaneous analysis of up to thousands of genes and hundreds of proteins and to do so in large numbers of biological samples, which would be challenging using manual experimental approaches.
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
•Robust and reproduceable scientific results. Some chemistries used in spatial biology and bulk gene expression analysis have error rates that may lead to inconsistent data across the same or similar biological samples. Our chemistries hybridize directly to target molecules in a biological sample, which allows target molecules to be counted with high accuracy. Our approaches generate digital information (1 molecule = 1 count) which provides consistent and accurate data with excellent reproducibility, even in biological samples that can be challenging to work with, offering confidence for scientists preparing scientific studies for publication or utilizing results to understand the outcomes of pharmaceutical clinical trials.
Our Products and Technology
Our products operate in the spatial biology and bulk gene expression markets, which exist within the larger life sciences technologies market.
Our ecosystem of spatial biology solutions, which include our GeoMx DSP, CosMx SMI and AtoMx SIP, are designed to seamlessly work together and address researcher needs across both the discovery and translational research markets.
nCounter, our first commercially available product, was launched in 2008 and operates within the multi-plex bulk gene expression market and primarily serves the clinical, or translational, research market, often in connection with pharmaceutical product development and human clinical trials of potential new therapies. Our nCounter systems can be used for research or clinical diagnostic applications.
Spatial Biology
GeoMx DSP
Our GeoMx Digital Spatial Profiler, or “GeoMx DSP” or “GeoMx”, which was made commercially available in 2019, is a pioneering product in the emerging field of spatial biology. nCounter and many other existing gene expression analysis technologies typically assess the average gene expression throughout the totality of a biological sample using sample reduction, or “bulk” or “grind and bind” approaches. GeoMx is designed to allow researchers to explore and quantify how the expression of large numbers of genes vary in different selected regions of interest across the landscape of a heterogeneous biological sample, retaining spatial information and providing assays that target different regions in the same sample.

—————
The left image is the GeoMx DSP instrument, the middle image is a sample of regions of interest, or ROIs, in a biological sample that have been selected by a researcher using GeoMx DSP for further analysis, and the right image is a “volcano plot” comparing the differential gene expression across regions within the biological sample.
The primary technologies historically used by researchers and clinicians to analyze gene activity in selected parts of a biological sample include immunohistochemistry, or IHC, which is used to estimate amounts of protein, and in-situ hybridization, or ISH, which is used to estimate amounts of RNA. Both IHC and ISH use fluorescent stains that provide the ability to identify typically four proteins or RNA at a time based on assigned colors. The colors aid researchers in identifying where certain proteins or RNA may reside in a sample and provide a visual approximation of amounts. These techniques are generally limited however in their ability to only look at a small number of proteins or RNA at a time and offer no ability to precisely quantify the amounts present in any given region or cell type. These limitations may lead to incomplete scientific conclusions as to the most relevant biological pathways in any given sample.
GeoMx is designed to allow researchers to quantify a much larger number of RNA or proteins spatially within multiple regions of interest across the landscape of a heterogeneous section of a biological sample. Our GeoMx instrument images slide-mounted or freshly cut sample sections, allowing users to select regions of interest for subsequent quantification and analysis, or molecular profiling. The post-selection profiling or “read out,” can be performed using either our nCounter Analysis System, or an Illumina NGS system.
We believe GeoMx offers a number of advantages as compared to traditional spatial technologies, including the ability to profile both RNA and protein, the ability to multiplex large numbers of different RNA or proteins simultaneously in each selected region, flexibility on the selection of regions to analyze, and the ability to process 10 or more biological samples per day.
When GeoMx was first made commercially available, researchers were only able to read out information on up to 96 biological targets from each of their GeoMx-selected regions of interest using nCounter. In August 2020, we added software capabilities and consumables which enabled GeoMx region of interest data to be read out using Illumina NGS systems, which significantly expanded the number of biological targets researchers could analyze in selected regions. In 2021, our Whole Transcriptome Atlas, or WTA, became commercially available and further expanded the number of biological targets in a GeoMx region of interest that may be read out on NGS systems to approximately 18,000 RNAs. Linking GeoMx with NGS also significantly expands our total potential market opportunity. As of December 31, 2022, there were approximately 23,000 Illumina NGS systems installed globally.
GeoMx DSP Instrument and Software
Our GeoMx DSP instrument uses specialized optics to image slide-mounted biopsies that have been prepared using our GeoMx DSP consumable reagents, as well as with IHC or ISH technology typically available in research or commercial laboratories. GeoMx DSP then allows a researcher to select regions of interest for analysis on screen, and then prepares samples from the selected regions of interest for molecular profiling. Like nCounter, GeoMx is capable of supporting applications including gene expression and protein expression. GeoMx is fully automated and easy to use, requiring only 30 minutes of hands-on time per run and offering the ability to process up to 10 slides per day and is therefore ideal for a range of applications requiring efficient, high-precision, simultaneous quantitation of large numbers of target molecules across a set of biological samples.

The GeoMx software enables the integration of the four color images acquired and the corresponding digital counts of the levels of RNA or protein as acquired using our nCounter Analysis System, or an Illumina NGS system. The GeoMx data center uniquely combines system control to visualize whole sample images at single cell resolution with automated or manual region of interest selection. The fully integrated workflow provides tracking of image data and corresponding profiling data, allowing users to easily go from data collection to data analysis. In addition to our internally developed software, in 2020 we announced a collaboration with Illumina, whereby we have developed a GeoMx application powered by Illumina’s DRAGEN Bio-IT platform in order to facilitate the analysis of data generated by our customers using NGS read out on Illumina systems.
GeoMx DSP Consumables
Our current portfolio of GeoMx DSP consumables focuses on RNA and protein profiling for immunology, immuno-oncology and neurobiology applications, targeted either for nCounter read out where a set of genes and a biological pathway may be better understood for more targeted experiments, or for NGS read-out in basic discovery applications where significantly greater numbers of genes may be of interest. GeoMx consumable products are currently designed as standardized panel products that represent important content for certain disease areas with an option for researchers to add customized content to that panel depending on the area of interest or desired number of targets for analysis. Our GeoMx assays generate high-quality results from challenging sample types, including FFPE and crude cell lysates.
Our significant GeoMx consumable products include:
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
Enabled for NGS readout
Targeted:
•Cancer Transcriptome Atlas (CTA). An oncology and immuno-oncology focused panel was the first commercial GeoMx product to enable read out using NGS. The CTA allows for a nearly 20-fold increase in RNA targets that may be profiled as compared to GeoMx RNA panels designed for nCounter read out, providing a high-resolution spatial view of cancer biology. The CTA includes more than 1,800 genes that cover over 100 pathways critical to understanding tumor biology, the immune response and the tumor microenvironment. Biological content can be further customized with the addition of up to 60 user defined targets. The CTA panel is compatible with both fresh frozen and FFPE-embedded biological samples, allowing scientists to work with a broad spectrum of samples in their research. As part of a full end-to-end solution, we are providing library preparation reagents and NGS readout, a bioinformatics pipeline that links high-resolution, full-slide images generated on GeoMx with the massively parallel output of Illumina sequencers.
Universal:
•Protein Assays. The currently available content covers applications in immuno-oncology and future content releases are planned to cover immunology and neuroscience. These assays will provide GeoMx CTA and WTA users complementary protein content designed for NGS read out. These new protein assays have been tested for performance on both fresh frozen and FFPE-embedded biological samples. Our GeoMx Protein Assays for NGS readout expanded the protein capabilities of GeoMx from tens to now hundreds of validated proteins to be analyzed from a single sample section with spatial resolution.
•Whole Transcriptome Atlas (WTA). The WTA, a GeoMx consumable product that became commercially available for use in human and mouse biological samples during 2021, is a universal panel that provides an unbiased, spatial view of approximately 18,000 RNA targets and is designed to be read out using NGS. The WTA unlocks new pathways to be explored by researchers and is designed to broaden GeoMx RNA profiling from oncology and immunology to include neuroscience, developmental biology and other diverse fields. The WTA assay provides robust and sensitive performance both fresh frozen and FFPE-embedded biological samples, allowing scientists to work with a broad spectrum of samples in their research. WTA utilizes the same workflow and chemistry as our CTA.

CosMx SMI
Our CosMx Spatial Molecular Imager, or “CosMx SMI” or “CosMx”, which was made commercially available in December 2022, is designed to combine the spatial profiling of a large number of biological targets with high-resolution imaging, which will allow researchers to both analytically measure as well as visualize the activity of selected RNA or proteins at the single cell or sub-cellular level. CosMx SMI enables the analysis of up to 1,000 RNA targets or up to 68 protein targets directly from single cells within morphologically intact biological samples and is expected, after further development, to enable the analysis of up to 6,000 RNA targets or up to 120 protein targets. CosMx SMI offers researchers the opportunity to “drill down” further into regions of interest in biological samples, as a complement to our GeoMx DSP which typically offers gene expression profiling across regions containing multiple cells.
CosMx SMI incorporates a proprietary version of our chemistry that was originally developed as part of our concluded collaboration with Lam Research, whereby we modified our core nCounter chemistry to be utilized in a NGS sequencing platform and related assays. Upon the conclusion of our Lam collaboration, in 2020 we began exploring applications for this newly developed chemistry in spatial biology, specifically whether we could conduct spatial analysis of increasingly smaller regions of interest, down to the individual cell and potentially sub-cellular level. Upon completing proof of principle research and development, we announced the expected development and commercialization timeline for CosMx SMI in December 2020.

—————
The left image is the CosMx SMI instrument, the middle image is a single-cell expression map of selected genes and the right image is a spatially-resolved cell type map in a biological sample.
Biology takes place on several spatial scales including multi-cellular, single cell and sub-cellular levels. GeoMx DSP enables multi-cellular analysis at the whole transcriptome level to elucidate the behavior of populations of cells, such as those within a tumor or the tumor microenvironment. We have designed CosMx SMI to address the unmet need for high-plex spatial analysis at single cell and sub-cellular resolution, which may be ideally suited for targeted applications such as creating cell atlases or studying cell-cell interactions. Our GeoMx DSP and CosMx SMI platforms are designed to be synergistic, creating a spatial biology portfolio that spans the continuum from targeted to whole transcriptome analysis, and from multicellular resolution down to single cell and sub cellular applications.
We believe CosMx SMI offers a number of advantages as compared to competing imager platforms, including the ability to profile a high number of selected targets or “high plex”, a larger sample scan area of up to 300 square millimeters, a tunable throughput that allows researchers to process between 2 to 20 samples per week depending on the number of targets selected for study, and the ability to store, manage, analyze and share data from the large data sets generated in a cloud-based informatics environment.
CosMx SMI Instrument and Software
Our CosMx SMI instrument uses specialized optics to perform high-plex analysis at cellular and subcellular resolution of slide-mounted FFPE and fresh frozen, or FF, tissue samples which have been prepared using CosMx Assay Consumables. CosMx SMI allows researchers to select specific fields of view, or FOVs, up to 300 square millimeters and then uses an integrated readout to enable visualization of up to 1,000 RNA, or up to 68 protein targets. Like nCounter and GeoMx DSP, CosMx SMI is capable of supporting applications including gene expression and protein expression. The CosMx SMI uses standard histology workflows and features semi-automated options to reduce hands-on time per run. CosMx SMI workflows and integrated readout enable researchers to process up to 2 slides per week for 1000-plex RNA assays covering 100 mm2 tissue area or up to 7 slides per week for 68-plex Protein assays covering 100 mm2 tissue area.
CosMx SMI uses multi-modal cell segmentation to provide accurate cell boundary detection. This cell segmentation process uses cell membrane and protein morphology images, a machine-learning augmented cell segmentation algorithm and transcript-based segmentation refinement to achieve precise single-cell segmentation results from intact tissue. AtoMx SIP is the supported software platform for CosMx SMI. CosMx SMI is designed to seamlessly export data to AtoMx SIP to enable researchers to visualize, analyze and perform enhanced bioinformatic workflows on their collected results.

CosMx SMI Consumables
Launched in December 2022, our current portfolio of CosMx SMI consumables focuses on RNA and protein profiling for immunology, immuno-oncology and neurobiology applications. CosMx consumable products are currently designed as standardized panel products that represent important content for certain disease areas with an option for researchers to add customized content to that panel depending on the area of interest or desired number of targets for analysis. Our CosMx assays generate high-quality results from challenging sample types, including FFPE and crude cell lysates.
Our significant CosMx consumable products include:

For RNA:

Immuno-Oncology Panel. An immuno-oncology-focused panel that comprises 100 RNA targets for analyzing the tumor and tumor microenvironment compartments in human biological samples. The standard, or core, panel offering is comprised of 100 targets, and researchers have the option of swapping up to 10 targets for custom RNA targets.

Neurobiology Panels. A neurobiology-focused menu that comprises up to 1,000 targets to profile mouse neural cells. This panels enables research into topics such as Alzheimer’s disease or Parkinson’s disease.

Universal Panels. A universal panel that comprises up to 1,000 RNA targets human biological samples. The Human Universal RNA Panel enables researchers to explore pathways at the single cell and subcellular level and provides robust and sensitive performance for real-world FFPE-embedded biological samples, allowing scientists to work with a broad spectrum of samples in their research.

For Protein:

Immuno-Oncology Panel. An immuno-oncology-focused panel that comprises 64 protein targets for analyzing the tumor and tumor microenvironment compartments in human biological samples. The standard panel offering is comprised of 64 targets and has demonstrated robust and sensitive performance in real-world FFPE-embedded biological samples. Content releases in 2023 are expected to cover neurobiology content for mouse biological samples and are expected to include an option to customize pre-validated protein panel content with up to 8 custom labeled antibodies through NanoString’s Protein Barcoding Service.

AtoMx SIP
Our AtoMx Spatial Informatics Platform, or “AtoMx SIP” or “AtoMx”, is a cloud-based, open source and fully integrated informatics solution for spatial biology. AtoMx, which was commercially launched in December 2022, is initially for use with CosMx, and is expected to be made available for use with GeoMx by the end of 2023.
AtoMx enables users to perform image analysis and data visualization and utilize scalable and on-demand cloud computing and data storage, allowing data sharing to enable global research collaboration. AtoMx provides the secure, scalable storage and analysis that spatial biology researchers need to drive their workflow from study design to peer-reviewed publication. AtoMx stores customer data in a flexible “data lakehouse” structure which can be examined using artificial intelligence and machine learning approaches. A cloud-based platform reduces or eliminates the need for laboratories to invest in their own costly informatics infrastructure and reduces spatial biology analysis compute times from days to hours. Users have the flexibility to apply a predefined data analysis pipeline, to customize these pipelines using their own code, and to access open-source tools developed by the bio-informatics community.
Technology Access Program (TAP)
Selected customers can access our GeoMx DSP and CosMx SMI through our in-house Technology Access Program, or TAP, service and may select panels that read out on either nCounter or NGS. Through TAP, customers submit biological samples to our Seattle facilities where they are imaged and profiled using our instruments and once completed, we provide a detailed report, which includes raw data and analyzed results back to the customer. We have successfully utilized TAP prior to and during our GeoMx DSP and CosMx SMI instrument and product commercial launches and believe it may be a leading indicator of potential future commercial demand for our products.
nCounter
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
nCounter Instruments
—————
The left image is the nCounter Pro system, the middle image is the nCounter FLEX system and the right image is the nCounter SPRINT Profiler system.

We currently offer three versions of our nCounter Analysis System, each targeted at a distinct user segment. Our nCounter Pro is a higher throughput instrument with features appealing to larger core laboratories serving multiple researchers. Our nCounter SPRINT Profiler is designed to appeal to individual researchers running relatively smaller experiments. Our nCounter FLEX, which is targeted toward clinical laboratories, has been 510(k) cleared by the U.S. Food and Drug Administration, or FDA, and CE marked by European regulatory authorities. The nCounter FLEX system was designed and is manufactured under ISO 13485:2003, the current quality standard for in vitro diagnostic platforms and medical devices. nCounter FLEX is enabled to run the Prosigna® breast cancer assay, as well as other proprietary or laboratory developed tests, or LDTs, that may be developed. Pursuant to the terms of our License and Asset Purchase Agreement, or LAPA, with Veracyte, Inc., or Veracyte, we granted to Veracyte an exclusive worldwide license to our nCounter FLEX system for in vitro diagnostic use and for the development and commercialization of in vitro diagnostic tests on the nCounter FLEX system and sold to Veracyte certain assets, including our rights with respect to the Prosigna breast cancer assay. For additional information regarding our agreement with Veracyte, see “ — License Agreements — Veracyte, Inc.” below.
The nCounter Pro and FLEX systems comprise a Prep Station and a Digital Analyzer. The Prep Station is the automated liquid handling component that processes and prepares the samples for data collection on the Digital Analyzer. The Digital Analyzer collects data from samples by taking images of the immobilized fluorescent reporters in the sample cartridge and processing the data into output files, which include the target identifier and related count numbers along with a broad set of internal controls that validate the precision of each assay. The nCounter Pro and FLEX throughput can be quadrupled using sample multiplexing for experiments targeting 200 genes or fewer. The nCounter SPRINT Profiler combines the liquid handling steps and the digital analysis through use of a special microfluidic cartridge.

	Pro	510(k)-Cleared FLEX	SPRINT
Target customer	Core research labs	Clinical labs	Individual researchers
Number of workflow steps	3	3	3
Throughput (samples per day) (1)	48 - 96	48 - 96	24
Prep station and digital analyzer	Yes	Yes	No
Expandable with additional prep station (1)	Yes	Yes	No
Diagnostic Menu	No	Yes	No
Hands-on time (minutes)	15	15	10
U.S. list price	$249,000	$300,000	$149,000
(1)nCounter Pro and FLEX throughput may be increased to up to 96 samples per day by adding a second prep station.
nCounter Consumables
The majority of our nCounter consumables sold are standardized off-the-shelf panel products that represent important gene signatures for certain disease areas. nCounter consumables can also be customized to a specific set of genes at a customer’s request.
Panels
We offer more than 50 gene expression panels for use with a broad range of sample types and species, including human, mouse, non-human primate- and other. These pre-manufactured panels contain highly-curated, thematic gene content built in collaboration with the scientific community. nCounter pre-built panels are also customizable to address specific research interests with the purchase of our custom Panel Plus product, allowing for up to 55 additional user defined genes to be added to any off-the-shelf-panel. Below are examples of our panels, which can be used throughout the research, drug development, manufacturing and clinical biomarker discovery for oncology, immunology, infectious disease and neuroscience.

Oncology Research Applications
Panel Name	Panel Description
PanCancer IO 360 770 gene expression panel	Holistic view of tumor, microenvironment and immune response. Contains predefined IO signatures and automated data analysis report.
Breast Cancer 360 776 gene expression panel	Contains 23 key breast cancer pathways and processes, 10 research focused signatures and 30 novel signatures measuring tumor and immune activities and automated data analysis report.
Tumor Signaling 360 780 gene expression panel	Holistic view of dysfunctional signaling pathways for tumor, microenvironment and immune response.
CAR-T Characterization 780 gene expression panel	Standardized panel for development collaborations and manufacturing optimization.
TCR Diversity	Determine usage of TCR variable regions and shifts in TCR diversity in response to cancer, infectious disease, autoimmunity, or transplanted organ.
Metabolic Pathways 768 gene expression pane	Addresses mechanisms behind metabolic adaptation, metabolic switching and metabolic alterations as a result of disease.
Canine IO 800 gene expression pane	For measuring the tumor and immune response to immuno-oncology treatments in dogs.
PanCancer Immune Profiling 770 gene expression pane	Focused panel measuring the many features of immune response.
ADC Development 770 gene expression pane	Enables researchers to answer complex questions critical for the of Antibody Drug Conjugates throughout discover, preclinical and clinical development.

Immunology and Infectious Disease Research Applications
Panel Name	Panel Description
Host Response Panel 785 gene expression panel	Study disease progression, severity, host immune response and convalescence.
Viral Panel Plus Spike-In to gene expression panels	Pre-built Panel Plus spike-in with genes covering all coronavirus for viral detection and other probes for common pathogens.
Immunology Panel 594 general immunology genes	All-purpose panel for broad immunology research studies.
Fibrosis Panel 770 gene expression panel	In-depth profiling for diseases that lead to fibrotic tissue and organ damage.
Human Organ Transplant Panel 770 gene expression panel	Focused content for studying organ transplant host response and organ rejection.
Stem Cell Characterization Panel 770 gene expression panel	Deeply characterize and stem cell biology and optimize stem cell development.

Neuroscience Research Applications
Panel Name	Panel Description
Alzheimer’s Disease Panel 770 gene expression panel	Monitor progression of Alzheimer’s Disease and functional screening of potential therapeutics.
Glial Panel 770 gene expression panel	Comprehensive profiling for neuronal and peripheral immune cell types.
Neuroinflammation Panel 770 gene expression panel	In-depth profiling of neuroimmune interactions.
Neuropathology Panel 770 gene expression panel	Comprehensive assessment of neurodegenerative pathways and processes.

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
nCounter Software and Data Analysis
nCounter instrument platforms also include our nSolver Analysis Software and nCounter Advance Analysis add-on to nSolver, providing an integrated data analysis program that offers researchers the ability to quickly and easily quality check, normalize and analyze their data without having to use any additional software for data analysis. The FLEX system, in addition to running any of our research applications, can also be enabled with software that runs Prosigna to generate individualized patient reports.
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
Clinical laboratory customers use the nCounter Analysis System and our Prosigna breast cancer assay to provide clinical diagnostic services. Prosigna is based on a collection of 50 genes known as the PAM50 gene signature, which was discovered by several of our research customers. Prosigna can provide a breast cancer patient and physician with a subtype classification based on the fundamental biology of the patient’s tumor, as well as a prognostic score that indicates the probability of cancer recurrence over 10 years. Physicians use Prosigna to help guide therapeutic decisions so that patients receive a therapeutic intervention, such as chemotherapy, only if clinically warranted. In September 2013, we received 510(k) clearance from the FDA to market in the United States a version of Prosigna providing a prognostic indicator for distant recurrence-free survival at 10 years. In December 2019, we entered into an exclusive license of nCounter diagnostic assets and rights to Veracyte, Inc., or “Veracyte”. For additional information regarding our agreement with Veracyte, see “ — License Agreements — Veracyte, Inc.” below.
License Agreements
We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties. For example, our molecular barcoding chemistry technology is in-licensed from the Institute for Systems Biology. In addition, we have licensed technology related to our diffuse large B-cell lymphoma, or DLBCL, assay from the National Institutes of Health, and we rely on other license and supply arrangements for proprietary components which require us to pay royalties on the sale of our products. Other research customers are using our GeoMx DSP, CosMx SMI and nCounter Analysis System to discover gene expression signatures that we believe could form the basis of future diagnostic products. In the future, we may consider these gene signatures for in-licensing.

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
Institute for Systems Biology
In 2004, we entered into an agreement with the Institute for Systems Biology pursuant to which the Institute granted to us an exclusive, subject to certain government rights, worldwide license, including the right to sublicense, to the digital molecular barcoding technology on which our nCounter Analysis System is based, including 13 patents and patent applications. Pursuant to the terms of the amended license agreement, we are required to pay the Institute for Systems Biology royalties on net sales of products sold by us, or our sublicensees, at a low single digit percentage rate, which was reduced by 50% in the third quarter of 2016 for the remainder of the license term due to the achievement of a cumulative sales threshold. Through December 31, 2022, we have paid aggregate royalties of $8.5 million under the license agreement. Unless terminated earlier in accordance with the terms of the amended license agreement, the agreement will terminate upon the expiration of the last to expire patent licensed to us. The Institute for Systems Biology has the right to terminate the agreement under certain situations, including our failure to meet certain diligence requirements or our uncured material breach of the agreement.

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
As of December 31, 2022, we owned or exclusively licensed approximately 38 issued U.S. patents and approximately 21 pending U.S. patent applications, including provisional and non-provisional filings and 5 pre-nationalization PCT applications. We also owned or licensed approximately 312 pending and granted counterpart applications worldwide, including 123 country-specific validations of 17 European patents. The issued U.S. patents that we own or exclusively license are expected to expire between September 3, 2024 and November 21, 2037. We have either sole or joint ownership positions in all of our pending U.S. patent applications. Where we jointly own cases, we typically have negotiated license or assignment provisions to obtain exclusive rights. For our material nCounter Analysis System we are the exclusive licensee. We also generally protect our newly developed intellectual property by entering into confidentiality agreements that include intellectual property assignment clauses with our employees, consultants and collaborators. Our patent applications generally relate to the following main areas:
•our GeoMx DSP, CosMx SMI, or nCounter Analysis System biology, chemistry, methods, analytics and hardware;
•specific applications for our GeoMx DSP, CosMx SMI, or nCounter Analysis System technology;
•our gene expression markers, methods and gene signatures for recurrence and drug response in certain forms of cancer;
•methods and systems for the processing and analysis of spatial profiling and sequencing data;
•biological and chemical compositions, methods and hardware for enzyme- and amplification- free sequencing; and
•biological and chemical compositions, methods and hardware for multiplexed detection and quantification of protein and/or nucleic acid expression in a defined region of a tissue or cell.
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
Research and Development
We have committed, and expect to continue to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We are continuously seeking to improve our product platforms, including the technology, software, accessibility and overall capability. We also seek to develop additional research consumable content, new product platforms and new product capabilities. We have assembled experienced research and development teams at our greater Seattle, Washington area facilities with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. As of December 31, 2022, we had 193 employees in research and development.
Sales and Marketing
We began selling nCounter to researchers in 2008, GeoMx DSP in 2019, and CosMx SMI and AtoMx SIP in 2022. We sell our instruments and related products primarily through our own sales force in North America and through a combination of direct and distributor channels in Europe, the Middle East, Asia Pacific and South America. We have agreements with 44 distributors, each of which is specific to a certain territory. In the event a distributor does not meet minimum performance requirements, we may terminate the distribution agreement or convert from an exclusive to non-exclusive arrangement within the territory, allowing us to enter into arrangements with other distributors for the territory.
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
We have continued to invest in our commercial channel to increase our reach and productivity. For example, in 2022, we reorganized our commercial channel to realign our expanded commercial team, centralize primary points of contact with our customers, and to add roles relating to customer support and experience, given our expanding portfolio of products. We believe these changes and investments help to drive the growth of our installed instrument base, and the utilization of consumables by our installed base of instrument users.
Manufacturing and Suppliers
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables at our facilities in the greater Seattle, Washington area. We develop and deliver our cloud-based software applications primarily from facilities and staff located in the greater Seattle area, and we also use certain third party cloud computing service providers for data storage and the hosting of software applications we offer to customers.
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

Software
We develop, deliver and manage our cloud-based AtoMx SIP primarily from facilities located in the greater Seattle, Washington area. In the past several years, we have expanded our information technology engineering, data management and monitoring capabilities to support the launch of AtoMx, including establishing a Network Operations Center in our greater Seattle facilities.
We currently rely on certain outside software development firms to support the development and updating of AtoMx, as well as certain third party cloud computing providers for data storage and hosting. While we currently host AtoMx with a single third party cloud computing vendor, AtoMx is designed to function across multiple third party cloud computing platforms, which we believe reduces the risk of exposure to a single vendor and facilitates the management of cloud computing costs. We continuously assess and qualify additional outside software development firms and third party cloud computing providers, however if we elected or were required to work with additional vendors, we cannot predict how expensive, time consuming or successful these efforts will be. If we were to lose one of our key vendors, it may take significant time and effort to qualify alternative vendors.
Competition
In the life sciences research market, we compete with companies such as Agilent Technologies, Akoya Biosciences, Bio-Rad, Bio-Techne, Standard BioTools (previously Fluidigm), Illumina, Qiagen, Thermo Fisher Scientific, Vizgen and 10x Genomics. These competitors and others have products for gene and protein expression analysis and spatial biology that compete in certain segments of the market in which we sell our products. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, including those that may compete with GeoMx, CosMx or AtoMx.
We believe that we have multiple competitive advantages, including the automated nature of our systems with simple, rapid and efficient workflow that requires limited human intervention or labor; the multiplexing capability of our technologies to analyze more target molecules in a single experiment; the ability to analyze both RNA and proteins; compatibility with many sample types, including difficult samples such as FFPE; and the ability to analyze small sample inputs, in some cases down to a single cell, from a wide variety of sample types.
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
Employees
As of December 31, 2022, we had 703 employees, of which 193 work in manufacturing, 234 in sales, marketing and business development, 193 in research and development and 83 in general and administrative. None of our U.S. employees are represented by a labor union or are the subject of a collective bargaining agreement. As of December 31, 2022, of our 703 employees, 603 were employed in the United States and 100 were employed outside the United States.

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
We seek diversity, equity and inclusion at every level in our organization. Our board of directors includes directors from various backgrounds, industries, skills and experience. In 2021, we added two new members with diverse backgrounds to our board of directors. Our board of directors includes four women and five men. Our senior leadership team includes leaders with diverse skills, experiences, backgrounds and genders. Our employees come from numerous countries and various backgrounds and we strive to provide a diverse and inclusive environment.
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
Government Regulation of Products
RUO Products
United States
Research Use Only, or RUO, products are not medical devices and are therefore not subject to the quality system regulation, or QSR, and other medical device requirements enforced by the FDA. FDA regulations state that an RUO product must be labeled “For Research Use Only. Not for Use in Diagnostic Procedures.” Manufacturers of RUO products may not represent an RUO product as safe or effective for any clinical purpose and may not provide technical support to clinical laboratories on using an RUO product for clinical laboratory testing. In November 2013, the FDA issued a final guidance on products labeled RUO, which, among other things, reaffirmed FDA’s position that a company may not make any clinical or diagnostic claims about an RUO product, and also stating that merely including an RUO labeling statement will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if FDA concludes that the totality of circumstances surrounding the distribution of the product indicates that the manufacturer’s objective intent is that the product be used for diagnostic purposes. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical diagnostic applications and a manufacturer’s provision of technical support for such activities.
In November 2013, the FDA issued a final guidance on products labeled RUO. The guidance reaffirmed FDA’s position that a company may not make any clinical or diagnostic claims about an RUO-labeled product and also stated that merely including a labeling statement that the product is for research purposes only and is not for use in diagnostic procedures will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if FDA concludes that the totality of circumstances surrounding the distribution of the product indicates that the manufacturer’s objective intent is that the product be used for diagnostic purposes. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical diagnostic applications and a manufacturer’s provision of technical support for such activities.
Our GeoMx DSP, CosMx SMI, nCounter Pro Analysis System and nCounter SPRINT Profiler are currently labeled and sold for research use only, or RUO, and we sell them to academic institutions, life sciences and clinical research laboratories, and biopharmaceutical and biotechnology companies for non-diagnostic purposes. These products are not intended or promoted for use in the diagnosis of disease or other conditions, and they are labeled “For research use only. Not for use in diagnostic procedures,” in accordance with FDA regulations for RUO products. Accordingly, they are not medical devices subject to FDA regulation because they do not have the requisite intended use, and they therefore do not need to comply with pre- and post-market controls or other FDA requirements. Violation of any FDA regulatory requirements could result in regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, or fines, among other adverse actions.
If the FDA were to determine, based on the totality of circumstances, that our products labeled and marketed as RUO are intended for diagnostic purposes, they would be subject to FDA regulation as medical devices, which could include obtaining premarket authorization (510(k) clearance, de novo classification, or pre-market approval, or PMA, prior to commercialization. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation. We continue to monitor the changing legal and regulatory landscape to ensure our compliance with any applicable laws and regulations.
In some cases, our customers may use our RUO products in their own laboratory-developed tests, or LDTs, or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised discretion (i.e., has not enforced) the medical device regulations against clinical laboratories with respect to most LDTs. The FDA has indicated that it may seek to increase its regulation of LDTs. Any future rulemaking, guidance, or other oversight of LDTs and clinical laboratories that develop and perform them by FDA, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.
If we wish to label and market our RUO products for use in performing clinical diagnostics, they would be subject to FDA regulation as in vitro diagnostic, or IVD, medical devices, and subject to applicable requirements for IVD devices. Unless an exemption applies, we would be required to obtain either prior 510(k) clearance, de novo classification, or PMA from the FDA before commercializing the product. International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country.
International
Our RUO products are not subject to regulation in the European Union, or EU, under the In Vitro Diagnostics Directive (98/79/EC), or IVDD, or the IVDR. Outside of the EU, regulations vary but generally our RUO products do not require regulatory approval. If we wish to label and market our RUO products for use in performing clinical diagnostics outside the US, they could be subject to regulation as IVD medical devices. In the EU, they would be subject to compliance with the in vitro Diagnostic Medical Devices Regulation (EU) 2017/746, or IVDR. Outside of the EU, regulatory approval needs to be sought on a country-by-country basis in order to market medical devices. Regulations in each country may vary substantially which can affect timelines of introduction.

Medical Devices
United States
In the United States, medical devices, including in vitro diagnostics, are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDC Act, and its implementing regulations, and other federal and state statutes and regulations. The laws and regulations govern, among other things, medical device development, testing, labeling, storage, premarket clearance or approval, advertising and promotion and product sales and distribution.
The FDC Act defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component part or accessory, which is (1) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (2) intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. IVDs are a type of medical device, and include tests that can be used in the screening or diagnosis and/or detection of diseases or conditions, including, without limitation, the presence of certain chemicals, genetic markers, infections, or other biomarkers.
The FDC Act generally applies a risk-based framework to medical devices, including IVDs. Class I (low risk) devices are those for which general controls – which include registration, listing, medical device reporting, corrections and removals, and compliance with applicable provisions of QSR – are sufficient to provide reasonable assurance of safety and effectiveness. Class II (moderate risk) require special controls (e.g., analytical testing, performance standards, labeling) in addition to general controls, to provide reasonable assurance of safety and effectiveness. Class III (high risk) devices are those for which general and special controls are not sufficient to provide reasonable assurance of safety and effectiveness, and for which prior FDA approval of an application for PMA. The PMA approval pathway requires a demonstration, through data from clinical trials and other information about the device (e.g., design history, manufacturing and labeling), that the device is safe and effective for its intended use. FDA will typically inspect the device manufacturer’s facilities for compliance with the QSR regulation prior to approval. The PMA approval pathway is costly, lengthy and uncertain.
510(k) Pathway
Devices that are not subject to PMA requirements must, unless exempt, obtain either clearance of a 510(k) premarket notification submission, or approval of a request for “de novo classification”. Most Class II devices must obtain 510(k) clearance, while most Class I devices are 510(k)-exempt. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA’s satisfaction that the proposed device is substantially equivalent to a legally marketed predicate device. The FDA’s 510(k) clearance pathway usually takes from three to 12 months. Certain post-market device or labeling modifications require additional FDA review and premarket authorization (510(k) clearance, de novo classification, or PMA approval) before the modified device can be commercially distributed. If the FDA disagrees with a manufacturer’s decision not to obtain authorization of a modification, the agency may require the manufacturer to cease commercial distribution of the device until the applicable submission type has been submitted to and authorized by the agency.
Low and moderate risk tests that are subject to 510(k) premarket notification but for which no predicate can be identified are automatically classified as Class III. Through the de novo classification pathway, FDA can reclassify such devices as Class I or Class II, either on its own initiative or in response to a request for de novo classification. When granting a de novo classification request for a Class II device, the FDA will establish special controls, which often include labeling restrictions and data requirements. Subsequent applicants can rely upon the de novo product as a predicate for a 510(k) clearance and are subject to the special controls. The de novo route has been used for many in vitro diagnostic products.
Post-market Requirements
After a device is placed on the market, numerous regulatory requirements apply. These include: the quality manufacturing requirements set forth in the QSR, registration and listing, the Medical Device Reporting, or MDR, regulation which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur, and the Reports of Corrections and Removals regulation, which includes the requirement that manufacturers report to the FDA corrective actions or product removals initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act that may present a risk to health. Additionally, in order to comply with the FDC Act general prohibitions against adulteration and misbranding, manufacturers must properly label their devices and must not promote them for purposes inconsistent with their labeled intended use.

Applicability of Requirements
Our nCounter FLEX, which is targeted toward clinical laboratories, has been 510(k) cleared by the FDA. The nCounter FLEX was designed and is manufactured under ISO 13485:2016 and the QSR, 21 CFR Part 820, the current quality standards for in vitro diagnostic platforms and medical devices. nCounter FLEX is enabled to run the Prosigna breast cancer assay, as well as other proprietary LDTs that may be developed. In December 2019, we entered into a License and Purchase Agreement, or LAPA, and Service and Supply Agreements, or SSAs, with Veracyte. Pursuant to the LAPA, we completed a license of intellectual property and a sale of certain assets to Veracyte relating to our nCounter FLEX for use in clinical diagnostic applications. Veracyte also acquired certain intellectual property rights and worldwide distribution rights relating to Prosigna and our LymphMark assay, and certain clinical diagnostic assay software modules that operate with the nCounter FLEX. Pursuant to the LAPA, we provided Veracyte a worldwide exclusive license to market and sell clinical diagnostic tests developed for our nCounter FLEX for in vitro diagnostic use and for the development and commercialization of in vitro diagnostic tests, including in vitro diagnostic devices or LDTs, for use on the nCounter FLEX.
Pursuant to the SSAs, we agreed to supply to Veracyte nCounter FLEX, and to manufacture and supply Prosigna kits, LymphMark kits and any additional clinical diagnostic tests that may be developed in the future for nCounter, for a period of at least four years subsequent to the transaction date. While we have retained limited responsibility for regulatory compliance with respect to the current version of nCounter FLEX in certain jurisdictions, under these agreements, Veracyte is responsible for worldwide regulatory compliance for Prosigna, LymphMark, and any additional diagnostic tests that may be developed in the future for the nCounter platform, and has responsibility for worldwide regulatory compliance for all future generations of the nCounter platform for use with clinical diagnostic applications.
The FDA defines a manufacturer broadly to include any person who designs, manufactures, fabricates, assembles, or processes a finished device. More than one entity can be subject to FDA regulation as a manufacturer of a medical device, with each being responsible to comply with the requirements applicable to its activities. For example, a specification developer is an entity that develops the specifications for but does not manufacture a device. Conversely, a contract manufacturer manufactures a device at its facility according to another entity’s specifications. We are the contract manufacturer for the nCounter FLEX while Veracyte is the specification developer for and complaint handling establishment for Prosigna, LymphMark and any other diagnostic tests that may be developed for nCounter FLEX. Both specification developers and contract manufacturers are responsible to ensure that a device complies with applicable requirements. This includes compliance with the provisions of the QSR regulation that pertains to the entity’s activities. To avoid duplication, specification developers and contract manufacturers can assign primary responsibility for an activity to one of the parties (for example, complaint handling). Certain requirements, such as registration and listing, must be done by each party individually.
The FDA enforces its requirements by unannounced inspection, market surveillance, and other means. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from an untitled, non-public communication to a public warning letter, to more severe sanctions such as fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMA approvals already granted; and criminal prosecution. For additional information, see the section of this report captioned “Risk Factors — Risks Related to Government Regulation.”
International
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. Our nCounter FLEX has been CE-marked in the EU, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed through the EU and European Economic Area member states. Outside of the EU, regulatory approval needs to be sought on a country-by-country basis in order to market medical devices. Under the SSAs with Veracyte, Veracyte is responsible for worldwide regulatory compliance for Prosigna, LymphMark, and any additional diagnostic tests that may be developed in the future for the nCounter platform and has responsibility for worldwide regulatory compliance for all future generations of the nCounter platform for use with clinical diagnostic applications.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $159.5 million, $115.3 million and $110.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $809.3 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses may continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, market development and the size of our addressable markets, competition and market share captured by our products, future product development, and the profit margins achieved on the sale of our products. In addition, inflationary pressure, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent rise in inflation. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing. In November 2022, we announced certain reorganization and restructuring initiatives, under which we intend to reduce certain employee-related expenses and other operating expenses. While we expect our operating costs will be reduced in future periods as a result of these actions, we may not fully realize all of the anticipated cost savings. As a result of these and other factors, we may never be able to generate sufficient revenue to achieve or sustain profitability.
Our financial results may vary significantly from quarter to quarter which may adversely affect our stock price.
Investors should consider our business and prospects in light of the risks and difficulties we expect to encounter in the uncertain and rapidly evolving markets in which we compete. Because these markets are evolving, predicting their future growth and size, and our competitive position in those markets, is difficult. We expect that our visibility into future sales of our products, including volumes, prices and product mix, including between our various platforms and between instruments and consumables, will continue to be limited and could result in unexpected fluctuations in our quarterly and annual operating results. Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results including the ongoing impact on our business operations and financial results of higher inflation and rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment.
These fluctuations may make financial planning and forecasting difficult. For example, in the first and third quarters of 2022, revenue did not meet expectations which adversely affected our stock price. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. Also, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Furthermore, our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.

If we do not achieve, sustain or successfully manage our anticipated growth, our business and growth prospects will be harmed.
We have experienced significant revenue growth in recent periods and we may not achieve similar growth rates in the future. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, the recent commercial launches of our GeoMx DSP and CosMx SMI platforms are a key element of our growth strategy and will require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for GeoMx DSP, CosMx SMI or other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed.
Additionally, we implemented a Company-wide reduction in workforce starting in November 2022 to help achieve a more cost-efficient organization. The reduction in workforce impacted approximately 10% of our employees and we are still assessing the full impact of the reductions, which may yield unintended consequences and costs such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction in workforce, lower morale among our remaining employees and the risk that we may not achieve the anticipated benefits of such cost-saving measures, all of which may have an adverse effect on our results of operations or financial condition.
Our future success is dependent upon our ability to expand our customer base and introduce new applications and products.
Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories (including physician-owned laboratories) that perform or will conduct experiments using our nCounter, GeoMx DSP and CosMx SMI systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications and product platforms. We expect that increasing the installed base of our nCounter, GeoMx and CosMx systems will drive demand for our higher margin consumable products. If we are not able to successfully increase our installed base of nCounter, GeoMx or CosMx systems, sales of our consumable products and our margins may not meet expectations.
The life sciences research market is highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition in the life sciences research market. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR as well as newer technologies such as next generation sequencing, including RNA-sequencing. For additional information regarding our competition, please see the section of this report captioned “Business – Competition.”
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
Few research and development projects result in successful commercial products. At any point, we may abandon development of a product candidate, which would adversely impact potential revenue and our expenses. In addition, any delay in product development would provide others with additional time to commercialize competing products before we do, which in turn may adversely affect our growth prospects and operating results. For example, our inability to successfully develop new consumables or capabilities for GeoMx or CosMx, or improved versions of AtoMx, would negatively impact our prospects for future revenue growth. AtoMx, which is a cloud-based informatics platform that has required complex software development, and which will require future development, was developed based on capabilities which are different than our historical research and development competencies. Our inability to attract and build the capabilities necessary to develop and operate cloud based software would negatively impact our ability to market and sell GeoMx and CosMx instruments and consumables.
New market opportunities may not develop as quickly as we expect, limiting our ability to successfully market and sell our products.
The markets for our products are new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in 2019 we commercially launched our GeoMx DSP system, in 2021 we launched new assays to analyze GeoMx DSP data on next generation sequencing systems, and in December 2022 we made our newest product platform, CosMx SMI and our AtoMx SIP available to customers.
GeoMx and CosMx target spatial genomics, a novel market opportunity and research application for which existing research experience and applications are limited. Prior to the launches of GeoMx and CosMx, we had not previously targeted this market and, as a result, we have limited marketing and selling experience. Our limited marketing and selling experience targeting these new markets and customers may hinder the successful commercialization of GeoMx, CosMx, AtoMx and related consumables.
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
Our business could be adversely impacted by the effects of possible health epidemics and other outbreaks. Such effects may include, for example:
•the temporary closure of our manufacturing facilities and/or those used in our supply chain processes;
•restrictions on the export or shipment of our products;
•unavailability of components and material used in our products;
•significant cutback of ocean container delivery;
•business closures in impacted areas;
•reduced demand, research grants, and business activities of our customers;
•limitations in employee resources, including because of stay-at-home orders, sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
•restrictions on our employees’ and other service providers; ability to travel, to meet with customers and install and train customers on our systems.

The extent to which health epidemics and other outbreaks, such as COVID-19, including any variants that have emerged or may emerge in the future, impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the potential business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operating results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in the “Risk Factors” section. Although national, state and local governments introduced relief measures intended to alleviate the impact of COVID-19 related disruptions and may introduce similar measures for future health epidemics and other outbreaks, we may not qualify for or benefit from such measures.
Our business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.
In the near term, we expect that a large portion of our revenue will be derived from sales of our GeoMx DSP, CosMx SMI and nCounter Analysis Systems, as well as related consumables, to academic and government research laboratories and biopharmaceutical companies worldwide for research and development applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
•changes in government programs (such as the National Institutes of Health) that provide funding to research institutions and companies;
•macroeconomic conditions, the political climate and the impact of health epidemics and other outbreaks, such as COVID-19;
•changes in the regulatory environment;
•differences in budgetary cycles;
•competitor product offerings or pricing;
•inflationary pressures, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment;
•market-driven pressures to consolidate operations and reduce costs; and
•market acceptance of relatively new technologies, such as our GeoMx, CosMx and AtoMx platforms
In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, many of our customers reduced their activities in response to the COVID-19 pandemic, resulting in delays in instrument orders and lower consumable purchases. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.
Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.
Our instruments require a significant investment and, accordingly, our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the significant capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly, and may be up to 12 months or longer. Given the length and uncertainty of our sales cycle we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales will occur on a period-to-period basis. These factors also make it difficult to forecast revenue on a quarterly basis. For example, in the first and third quarters of 2022, our revenue was lower than our forecast for reasons we did not predict, including uneven sales execution and the impact of changes made to re-align our expanded commercial team early in 2022, and a significantly different instrument order mix among our GeoMx and CosMx spatial biology platforms. In addition, any failure to meet customer expectations could result in customers choosing to continue to use their existing systems or to purchase systems other than ours.

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
•our ability to achieve the anticipated cost reductions from the reduction in workforce announced in November 2022;
•the effect of competing technological and market developments; and
•the extent to which we engage in strategic transactions, such as the acquisition of, investment in or disposal of businesses, assets, products and technologies, including inbound or outbound licensing arrangements.
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, or convertible debt, our stockholders may experience dilution. For example, in March 2020, we sold $230.0 million aggregate principal amount of our 2.625% Convertible Senior Notes due 2025, or the notes, in a private placement to qualified institutional buyers for net proceeds of $222.6 million and in October 2020, we sold an aggregate of 5,750,000 shares of common stock in an underwritten public offering for net proceeds of $215.8 million. Future debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through strategic transactions with third parties, such as collaborations, asset sales and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. We have in the past pursued these types of transactions, such as the License and Asset Purchase Agreement, or LAPA, with Veracyte, Inc., or Veracyte, which we completed in December 2019, and may in the future pursue similar transactions or other strategic transactions, on our own or with other advisors, that may impact our business and prospects and the value of our common stock. If we do not have, or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations, and we may not achieve the anticipated cost reductions from the reduction in workforce announced in November 2022. Any of these factors could harm our operating results.

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
We are dependent on third-party manufacturers, service providers and single source suppliers for some of the components and materials used in our products, and the loss of any of these suppliers, or difficulties or delays in securing components or materials, could harm our business.
We rely on third-party manufacturers, service providers and single source suppliers for some of the components and materials used in our instruments, such as Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station; Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer and GeoMx DSP, D&K Engineering, Inc. of San Diego, California, to build our CosMx SMI. We also rely on HCL Technologies Limited of India, Seattle BioSoftware Inc. of Seattle, Washington and Amazon Web Services of Seattle Washington for software application development, cloud storage and computing services for AtoMx SIP.
Since our contracts with instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with suppliers. If we were to lose such suppliers, or if the products provided by such suppliers or third-party manufacturers are unable to meet our performance specifications, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers or manufacturers on a timely basis on acceptable terms, if at all. In addition, if as a result of global economic or political instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, disease outbreaks such as the COVID-19 pandemic, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment, or other factors impacting the global supply chain, our suppliers or third-party manufacturers experience shortages or delays for materials sourced or manufactured in the affected countries, their ability to supply us with instruments or product components may be affected. For example, in December 2022, we made our newest product platform, CosMx, available to customers. Delays or shortages in the global supply chain for certain components of the CosMx instrument may require that we source certain components from alternative suppliers that may be less experienced making components at the volumes that we may require, which may increase our costs or lead to delays in shipping instruments to our customers. From time to time, certain components of our systems and reagents reach the end of their life cycles or are obsoleted by our suppliers, and we have to procure alternative sources for these end-of-life products. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.
Our agreements with third party software application developers and cloud computing service providers provide for the delivery of applications that include certain attributes or performance features, including cybersecurity measures. If we should encounter delays or difficulties in securing the delivery of applications, or updates to applications, with functionality and features as designed, the delivery of our products could be delayed, consumables sales and the pace of experimentation may be negatively impacted and the cost of delivering AtoMx to customers could be higher which may impact our gross profit margins. In addition, we, together with third party service providers, provide cybersecurity monitoring and other features designed to protect customer data that may be stored in the cloud through use of AtoMx. In the event of a data breach or other cybersecurity incident whereby customer data were, or believed or reported to be, compromised or otherwise impacted, we could face legal claims, investigations or proceedings by governmental entities or private parties, adverse publicity and harm to our reputation, loss of business, and significant fines, penalties, and other damages and liabilities. Any such event could result in material harm to our business and operating results.
We may experience manufacturing problems or delays that could limit our growth or adversely affect our operating results.
Our consumable products are manufactured at our facilities located in the greater Seattle, Washington area using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Any unforeseen manufacturing problems, such as contamination of our facilities, equipment malfunction, quality issues with components and materials sourced from third-party suppliers, failure to strictly follow procedures or meet specifications, or reduced or blocked access to our facilities as a result of health epidemics and other outbreaks, such as COVID-19, could result in delays or shortfalls in production or require us to voluntarily recall our consumable products. Identifying and resolving the cause of any such manufacturing or supplier issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products or cancel outstanding purchase orders.
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
We manufacture our consumable products in our facilities located in the greater Seattle, Washington area. These facilities are the center for research and development, order processing, receipt of our instruments manufactured by third-party contract manufacturers and shipping products to customers. Our facilities and the equipment we use to manufacture our consumable products would be costly, and would require substantial lead time, to repair or replace. The Seattle area is situated near active earthquake fault lines. These facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes and power outages, which may render it difficult or impossible for us to produce our products for some period of time. The inability to manufacture consumables or to ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is limited, may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
We expect to generate a substantial portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.
Our revenue generated from sales to customers located outside of North America was approximately 35%, 35% and 32% for the years ended December 31, 2022, 2021 and 2020, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the legislation commonly known as the Tax Cuts & Jobs Act, or the TCJA, which was signed into law on December 22, 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the federal statutory rates from a top marginal rate of 35% to a flat rate of 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, and modifying or repealing many business deductions and credits. Also, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Code Section 174. Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. We have accounted for such changes in accordance with our understanding of the TCJA, as modified by the CARES Act, and guidance available as of the date of this filing as described in more detail in our financial statements. Further, the Inflation Reduction Act of 2022, or the IRA, will become effective beginning in fiscal year 2023. We do not currently expect that the IRA will have a material impact on our income tax liability. We will continue to monitor and assess the impact of the federal legislation on our business and the extent to which various states conform to the federal tax law. Any further changes in tax laws or regulations that are applied adversely to us or our customers could have a material adverse effect on our business, cash flow, financial condition or results of operations.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2022, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $623.2 million. The federal NOLs generated during and after fiscal 2018 totaling $389.3 million are carried forward indefinitely, while all others, if not utilized, will expire in various years beginning in 2025. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOLs and tax credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law or limited pursuant to provisions of the TCJA amendments to the Code, as modified by the CARES Act. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
In November 2022, we announced a plan to reduce our workforce in order to enable a more cost-efficient organization. The reduction in workforce reduced employee headcount by approximately 10% by the end of 2022. The full impact of the reduction in workforce is not yet known.
We may fail to execute on, or achieve the stated goals of, the reduction in workforce. Our plans may also change as we continue to refocus certain key goals and priorities. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought. In addition, the reduction in workforce may negatively impact employee morale for those who are not directly impacted, which may increase employee attrition and impact future recruiting efforts, hindering our ability to achieve our key priorities. Any failure to achieve the expected benefits from the reduction in workforce could adversely affect our stock price, financial condition and ability to achieve our key priorities, as well as lead to stockholder complaints and litigation.
If we are unable to recruit, train and retain key personnel, we may not achieve our goals.
Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales and marketing personnel. Competition for qualified personnel may at times be significant, particularly in the Seattle, Washington area. Our growth depends, in particular, on attracting, retaining and motivating highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. We do not maintain fixed term employment contracts or key man life insurance with any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects. Further, the reduction in workforce we announced in November 2022 may negatively impact our ability to recruit key personnel and makes retention of our current personnel more challenging.
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
We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems, and those of our vendors, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, ransomware or other malicious code, or other disruptive events including but not limited to terrorism, war or other military activity, power loss, flooding, fire, earthquake, or other natural disasters. Additionally, geopolitical tensions related to Russia’s actions in Ukraine may increase cybersecurity risks. We are increasingly dependent upon our and our vendors’ technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems, and those of our vendors, are potentially vulnerable to data security breaches and other security incidents — whether by employees or others — which may expose sensitive data to unauthorized persons. Such data security breaches and incidents, whether resulting from hacking, social engineering, phishing, or other causes could lead to the loss of confidential information, financial assets, trade secrets or other intellectual property, unauthorized access to, or disruptions to or other interruptions of, our platforms and products, or could lead to unauthorized access to or use, modification, unavailability, disclosure, loss or acquisition of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves, our customers or of other third parties that we maintain or otherwise process, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, any such access, disclosure or other loss of information could result in legal claims, investigations or proceedings by governmental entities or private parties, adverse publicity and harm to our reputation, loss of business, and significant fines, penalties, and other damages and liabilities. In addition, these breaches and incidents and other inappropriate access, and security vulnerabilities in our software, platforms, and products can be difficult to detect. Any delay in identifying them and responding to or otherwise remediating them may lead to security breaches, incidents, and unauthorized access occurring, and increased harms of the type described above. We expect to continue to expend significant resources to protect against security breaches and incidents, and could be required to expend significant amounts to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to customers or other persons or implementing additional security measures. With the increase in personnel working remotely, we and our vendors have experienced and are at increased risk for security breaches and incidents. We are taking steps in an effort to monitor and enhance the security of our technology systems and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our technology systems or data or other data or information that we maintain or that otherwise is processed in our business.
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

Any interruptions or delays in services from third parties, including cloud computing platform providers, and other software and hardware vendors, or from our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.
We rely on software developed by or licensed from, cloud computing platforms provided by, and computer hardware purchased or leased from, third parties in order to offer our services, including HCL Technologies Limited of India, Seattle BioSoftware Inc. of Seattle, Washington and Amazon Web Services of Seattle, Washington, which provide software application development, cloud storage and computing services for our AtoMx solution. AtoMx involves the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data. We or our customers may allow these third parties to access customer data to help deliver customer benefits, to host certain of our and our customers’ data, which could include sensitive or personal data, or to perform other services. In addition, we share sensitive, nonpublic business information with other vendors in the ordinary course of business. A data breach or other cybersecurity incident involving third parties we rely on may have serious negative consequences for our businesses, including damage to, loss or unavailability of, or unauthorized use of, alteration, disclosure, acquisition, or other unauthorized processing or exploitation of sensitive customer data, or confidential or competitively sensitive information regarding our business, including intellectual property and other proprietary data, make our products more vulnerable to fraudulent activity, and cause temporary or sustained unavailability of our software and systems. Further, any such event, or the belief or perception it has occurred, may result in possible claims, demands, and litigation by private parties, demands, investigations, and proceedings by regulatory authorities, fines, penalties and damages and other liabilities; result in loss of customer confidence; cause material harm to our reputation and brands; lead to further regulation and oversight by federal or state agencies, and cause adverse financial conditions.
As we increase our reliance on these third-parties, particularly with respect to third-party software, hardware, data and cloud computing platforms, our exposure to damage from service interruptions and disruptions may increase. Any changes in third-party service levels or product features, or any errors, defects, infection by ransomware, viruses, or other malicious code, disruptions, or other performance problems with third-party software, hardware, data or cloud computing platforms on which our applications run, including performance problems related to cybersecurity threats or attacks, could adversely affect our reputation and may damage our customers’ or other users’ stored files, or their confidentiality, integrity, and availability, or result in lengthy interruptions in our services. Interruptions in and other disruptions to our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers for prepaid and unused subscription services, subject us to potential liabilities, result in contract terminations, or adversely affect our renewal rates.
These software, hardware, data and cloud computing platforms may not continue to be available at reasonable prices, or on commercially reasonable terms or at all. Any loss of ability to use any of these software, hardware, data or cloud computing platforms could significantly increase our expenses and otherwise result in delays in providing our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our services.
If we do not accurately plan for our infrastructure capacity or other requirements and we experience significant strain on our cloud computing infrastructure, our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and harm our reputation and business. As we add capacity and continue to utilize cloud computing platform providers, we may be required to move or transfer our data or our customers’ data. Despite precautions taken during this process, any unsuccessful data transfer may impair the delivery of our services, which may damage our business.
Significant United Kingdom or European developments stemming from the United Kingdom’s withdrawal from the European Union could have a material adverse effect on us.
In June 2020, the United Kingdom officially left the European Union. The full effect of Brexit remains uncertain, but Brexit creates economic and legal uncertainty in the region and could adversely affect the tax, currency, operational, legal and regulatory regimes to which our business is subject. Complying with changes in regulations in the United Kingdom in addition to European Union regulations has increased our costs of compliance and result in greater legal risks. There are many ways in which our business could be affected, some of which include additional volatility in global financial markets, new or modified trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and the possible imposition of trade or other regulatory and immigration barriers in the United Kingdom. In addition, the Europe-wide market authorization framework for our products and access to European Union research funding by research scientists based in the United Kingdom may also change and may also result in a slowdown in spending on research tools like our systems. Furthermore, we currently operate in Europe through a subsidiary based in the United Kingdom, which provides us with certain operational, tax and other benefits, as well as through other subsidiaries in Europe. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the European Union, may adversely affect our operating results and growth prospects.

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
In the United States, most of our products are currently labeled and sold for Research Use Only, or RUO, and are not intended for the diagnosis or treatment of disease, and are sold to pharmaceutical and biotechnology companies, academic and government institutions and research laboratories. Because such RUO products are not intended for diagnostic or clinical use, and the products do not include clinical or diagnostic claims or provide directions for use as diagnostic products, they are not medical devices and not subject to regulation by the Food and Drug Administration, or FDA. In particular, while the FDA regulations require that RUO products be appropriately labeled, “For Research Use Only. Not for Use in Diagnostic Procedures,” the regulations do not subject such products to the FDA’s pre- and post-market controls for medical devices. Pursuant to the FDA guidance on RUO products, a company may not make clinical or diagnostic claims about an RUO product or provide clinical directions or clinical support services to customers for RUO products, or engage in distribution or sales practices that are not consistent with the RUO labeling. If the FDA were to modify its approach to regulating RUO products, compliance with additional or changes in regulations could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition.
Even where our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries, depending on the totality of circumstances, could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with the RUO designation. If the

FDA were to disagree that our products can be marketed as RUO, our products could be subject to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming. If the FDA determines that our sales or distribution practices are not consistent with the RUO labeling, the FDA could consider our products to be misbranded and/or adulterated under the Federal Food, Drug, and Cosmetic Act and take adverse administrative or enforcement actions against us, such as requiring a recall or issuing a and warning letter, among others, any of which could materially harm our business. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
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
For medical devices that we manufacture for third parties, we are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.
The nCounter FLEX, for diagnostic use, which we supply to Veracyte in our capacity as a contract manufacturer, is regulated as an in vitro diagnostic medical device. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, obligations as well as regulation by the FDA, state regulatory authorities, and other comparable national and local health authorities. These may include routine inspections of our manufacturing facilities and our records by Notified Bodies, the FDA, and other health authorities, to assess compliance with requirements such as ISO 13485 and the FDA’s Quality System Regulations, or QSR, 21 C.F.R. Part 820, which include extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among others. We are also subject to other FDA regulations, such as requirements pertaining to the registration of our manufacturing facilities and the listing of our devices with the FDA. Veracyte is responsible for continued medical device reporting, for example, reporting of adverse events and malfunctions; reporting certain corrections and removals; and labeling and promotional requirements as well as for regulatory clearances for future generations of the nCounter platform for use with clinical diagnostic applications. Other agencies may also issue guidelines and regulations that could impact the development, labeling, marketing, and distribution of these products, among other activities, including the European In Vitro Diagnostic Regulation, or IVDR. If Veracyte fails to comply with FDA regulatory obligations applicable to their activities, including those obligations assumed pursuant to the SSAs, it could adversely affect the sale of the device and potentially result in other harm to our business.
Our products may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or other regulatory authorities to change our current product classifications which would impose additional regulatory obligations on us and our contractors. If we, Veracyte, or our contractors or suppliers are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement by EU Competent Authorities and the FDA and other global regulatory authorities such as through the issuance of warning letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we and Veracyte may be subject to similar regulatory regimes of other foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Any adverse action by Notified Body, EU Competent Authority, the FDA or other global regulatory authority could significantly increase our expenses, expose us to greater liability, limit our revenue and profitability, and cause reputational harm.
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

We may be subject, directly or indirectly, to healthcare fraud and abuse laws and other laws applicable to our commercial practices, as well as laws and regulations relating to privacy and data protection. If we or our agents and contractors are unable to comply, or have not complied, with such laws and regulations, we could face substantial penalties.
Various laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. For as long as we manufacture nCounter FLEX and in vitro diagnostic kits for use with nCounter FLEX for Veracyte, or if we commercialize our other instruments for diagnostic use, our operations may be directly, or indirectly through our agents, contractors, or customers, subject to various fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and state, federal and foreign marketing compliance laws. Any misconduct could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees, agents, representatives, or independent contractors that we may work with, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other adverse actions or lawsuits stemming from a failure to comply with applicable laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions, exclusion from participation in government healthcare programs, or the curtailment or restructuring of our operations. In addition, we may be subject to laws and regulations relating to privacy and data protection by both the federal government and the states in which we conduct our business as well as by foreign governments and entities. The laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-kickback Statute and state equivalents;
•the federal False Claims Act and state equivalents;
•state privacy laws, such as the California Consumer Privacy Act and California Privacy Rights Act;
•the Foreign Corrupt Practices Act, which applies to our international activities; and
•the European Union’s General Data Protection Regulation and other national privacy laws.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the U.S. and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including standard contractual clauses approved by the European Commission, or the SCCs, and the EU-U.S. and Swiss-U.S. Privacy Shield programs administered by the U.S. Department of Commerce. Despite this, we may be unsuccessful in maintaining conforming means of transferring personal data from the EEA, Switzerland, and United Kingdom, in particular as a result of continued legal and legislative activity within those regions. The EU-U.S.-and Swiss-U.S. Privacy Shield frameworks and the SCCs have been subject to legal challenge and on July 16, 2020, the Court of Justice of the European Union, or CJEU, issued a decision invalidating the EU-U.S. Privacy Shield and imposing additional requirements in connection with the use of the SCCs. The Swiss-U.S. Privacy Shield also has been declared invalid. The European Commission issued new SCCs in June 2021 that were required to be put in place. Additionally, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom on February 2, 2022 that were required to be used for new contractual arrangements as of September 21, 2022, and must replace prior standard contractual clauses as of March 21, 2024. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield with the Trans-Atlantic Data Privacy Framework. Although progress has since been made towards the establishment of this as a valid transfer mechanism, this framework has not yet been established, and it remains unclear whether it will be appropriate for us to utilize if it is established. More generally, we are assessing these developments and their impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA, Switzerland, and United Kingdom to apply different standards to the transfer of personal data from those regions to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from those regions to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may find it necessary or desirable to make further changes to our handling of personal data of residents of those regions. The regulatory environment applicable to the handling of the personal data of EEA, Switzerland, and United Kingdom residents, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in those regions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2022, we owned or licensed approximately 38 issued U.S. patents and approximately 21 pending U.S. patent applications, including provisional and non-provisional filings and 5 pre-nationalization PCT applications. We also owned or licensed approximately 312 pending and granted counterpart applications worldwide, including 123 country-specific validations of 17 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors, and maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
For example, on May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. filed a complaint, on May 19, 2021, they filed an amended complaint, and on May 4, 2022 they filed a second amended complaint, against us in the U.S. District Court for the District of Delaware. Further, on February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College filed a complaint, and on May 12, 2022, an amended complaint, against us in the U.S. District Court for the District of Delaware. In addition, on March 4, 2022, 10x Genomics, Inc. filed suit against us in the Munich Regional Court in Germany. The complaints allege infringement of certain patents described in the complaints, and seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees). We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs, and we intend to vigorously defend ourselves. If the plaintiffs prevail in these pending litigations, we may be prohibited from selling the alleged infringing products and services in the United States, Germany, and potentially elsewhere or be ordered to pay significant damages or both, either of which would have a material and adverse impact on our business. Even if we ultimately prevail in these litigations, litigation is costly, time-consuming and will divert our management’s attention, which could also have a material and adverse impact on our business. For additional information regarding these pending litigations, please refer to the section of this report titled “Legal Proceedings.”
Litigation may also be necessary for us to protect or enforce our patent and proprietary rights, to defend against third-party claims or to determine the scope, coverage and validity of the proprietary rights of others. For example, on October 20, 2022, we filed suit against 10x Genomics, Inc. in the U.S. District Court for the District of Delaware alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,473,142, “Chemical Compositions and Uses Thereof," and, on January 24, 2023, our additional infringement claims against 10x Genomics with respect to a second NanoString patent, U.S. Patent No. 11,377,689, were consolidated into this case. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection and reduce our ability to compete in the marketplace. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
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
Rules implemented by the SEC pursuant to the Sarbanes-Oxley Act require, among other things, that we assess the effectiveness of our internal control over financial reporting annually and assess the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. For example, management concluded that our internal controls over financial reporting were not effective as of December 31, 2019 and 2018, resulting in extensive remediation efforts during 2020 and 2019, including increased staffing and investments in additional technology and other expenses. While we have since remediated the material weakness, maintaining adequate internal control over financial reporting will continue to require significant management attention and the incurrence of additional expense.

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
Item 1B.     Unresolved Staff Comments
None.
Item 2.         Properties
Our leased properties include five long-term operating lease agreements for approximately 162,322 square feet of space used for general office, laboratory, manufacturing, operations, and research and development purposes in the greater Seattle, Washington area. The long-term operating leases in the greater Seattle, Washington area expire beginning in 2026 through 2032 and include options to renew at the then fair market rental for each of the facilities. The lease agreements contain rent abatement periods, scheduled rent increases and provide for tenant improvement allowances.
Our landlords hold security deposits of approximately $1.4 million. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.
Item 3.         Legal Proceedings
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc., or “Prognosys”, filed a complaint, and on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against us in the U.S. District Court for the District of Delaware. The amended complaint alleges that certain of our products, services and components sold by us for use in connection with our GeoMx DSP system (the “Identified GeoMx Products”) infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669, “Spatially encoded biological assays,” (b) U.S. Patent No. 10,961,566, “Spatially encoded biological assays,” (c) U.S. Patent No. 10,983,113, “Spatially encoded biological assays,” (d) U.S. Patent No. 10,996,219, “Spatially encoded biological assays,” (e) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,008,607, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,293,917, “Systems for analyzing target biological molecules via sample imaging and delivery of probes to substrate well” (the “Asserted Prognosys Patents”). The amended complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. On November 17, 2021, the Court granted our motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. Discovery is in progress. A claim construction hearing was held on February 17, 2023. A trial is scheduled for November 2023. We intend to vigorously defend ourselves in this litigation.
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College, or “Harvard”, filed a complaint, and on May 12, 2022, an amended complaint, against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products, services and components sold by us for use in connection with our CosMx SMI system (the “Identified CosMx Products”) infringe five patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” and (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (c) U.S. Patent No. 11,293,051, “Compositions and Methods for Analyte Detection”, (d) U.S. Patent No. 11,293,052, “Compositions and Methods for Analyte Detection,” and (e) U.S. Patent No. 11,293,054, “Compositions and Methods for Analyte Detection” (the “U.S. 10x CosMx Case”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. Discovery is in progress. A claim construction hearing is scheduled for July 2023 and a trial is scheduled for June 2024. We intend to vigorously defend ourselves in this litigation. On August 16, 2022, we filed counterclaims in this action alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,377,689, “Chemical Compositions and Uses Thereof.” On January 24, 2023, these counterclaims were consolidated with the claims of a separate patent infringement case that we filed against 10x Genomics on October 20, 2022, as discussed below.

On May 9, 2022, we were notified of a complaint, dated March 4, 2022, naming us and our wholly-owned subsidiary, NanoString Technologies Germany GmbH, which 10x Genomics, Inc. filed in the Munich Regional Court I in Germany, alleging that our CosMx SMI system and associated products and services infringe European Patent No. 2794928B1, or “EP 2794928B1”, which is owned by Harvard. The complaint seeks, among other relief, injunctive relief and damages in relation to our selling and offering to sell our CosMx SMI system and associated products and services in Germany. We have evaluated the claims and do not believe that our activities infringe any patent rights held by 10x or Harvard. A hearing is scheduled for March 2023 in this proceeding. We intend to vigorously defend ourselves in this litigation. On July 29, 2022, we, through our German subsidiary, filed a nullity action with the German Federal Patent Court in Munich requesting a judgment that EP 2794928B1, as in effect for Germany, be declared invalid and be revoked in its entirety. On February 10, 2023, the German Federal Patent Court issued a preliminary and non-binding opinion in this nullity action finding that the subject matter of the asserted independent claim 1 of EP 2794928B1 potentially lacked novelty and lacked an inventive step over prior art. The preliminary opinion further addressed Harvard’s seven patent claim limitation requests, referred to as auxiliary requests, which 10x and Harvard seek to have applied in the event that claim 1 of EP 2794928B1, as granted, proves not to be protectable. The preliminary opinion stated that the claim limitations in Auxiliary Request 1 could potentially be used to defend EP 2794928B1 over the cited prior art. The preliminary opinion further stated that Harvard would potentially not be able to use Auxiliary Requests 2 through 7 to establish novelty over the prior art. A hearing before the German Federal Patent Court is scheduled for May 2024 and a decision in the nullity action is expected following the hearing.
On October 20, 2022, we filed suit against 10x Genomics, Inc. in the U.S. District Court for the District of Delaware alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,473,142, “Chemical Compositions and Uses Thereof.” On January 24, 2023, our claims from the U.S.10x CosMx Case with respect to U.S. Patent No. 11,377,689 were consolidated with the claims in this action. We seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to 10x Genomics’ making, using, selling, offering to sell, exporting and/or importing in the United States the Visium system and related products and services. Discovery is in progress. A case schedule has not yet been set.
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
Holders
As of February 21, 2023, there were approximately 18 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of NanoString Technologies, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the performance of our common stock for the periods indicated with the performance of the Nasdaq Composite Index and the Nasdaq Biotechnology TR Index. This graph assumes an investment of $100 on December 31, 2017 in each of our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology TR Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return Among NanoString Technologies, Inc.
Nasdaq Composite Index and Nasdaq Biotechnology TR
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Dec 2017
Jun 2018
Dec 2018
Jun 2019
Dec 2019
Jun 2020
Dec 2020
Jun 2021
Dec 2021
Jun 2022
Dec 2022
NanoString Technologies, Inc.
Nasdaq Composite
Nasdaq Biotechnology TR

Recent Sales of Unregistered Securities
None.

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2022. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by security holders:
2013 Equity Incentive Plan	3,341,792	$16.99	—
2013 Employee Stock Purchase Plan	—	N.A.	883,793
2022 Equity Incentive Plan	712,860	$13.41	5,045,764
Equity compensation plans not approved by security holders(3):	92,830	$18.88	7,171
Total	4,147,482	N.A.	5,936,728
(1) RSUs, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
(2) Our 2013 Employee Stock Purchase Plan includes provisions providing for an annual increase in the number of securities available for future issuance on the first day of each fiscal year, equal to the least of: (a) 1% of the outstanding shares of common stock on the first day of such fiscal year; (b) 281,250 shares; and (c) such other amount as the board of directors, or a committee appointed by the board of directors, may determine.
(3) On January 15, 2018, our board of directors adopted the NanoString Technologies, Inc. 2018 Inducement Equity Incentive Plan, or Inducement Plan, and, subject to the adjustment provisions of the Inducement Plan, reserved 250,000 shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to our 2022 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. On February 27, 2023, our board of directors approved an amendment to the Inducement Plan to increase the number of shares of the Company’s common stock available for issuance pursuant to equity awards granted under the Inducement Plan from 250,000 shares to 425,000 shares. For additional information, see the section of this report captioned “Part II —Item 9B. Other Information.”
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
The discussion regarding our financial condition and results of operations for the year ended December 31, 2020 and the comparison of the year ended December 31, 2021 to the year ended December 31, 2020 have been omitted from this Annual Report on Form 10-K and is incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022, under the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We develop, manufacture and market technologies that unlock scientifically valuable and clinically actionable information from minute amounts of biological material, primarily for life science researchers in the fields of genomics and proteomics. Our mission is to offer an ecosystem of innovative discovery and translational research solutions that enable our customers to map the universe of biology, enabling scientific exploration that may lead to new therapies that can improve the human condition.
Our technologies include proprietary chemistries that enable the labeling and counting of single molecules. Our product platforms are used for scientific discovery and clinical research applications, often in connection with pharmaceutical product development and human clinical trials of potential new therapies. Our proprietary chemistries may reduce the number of steps required to conduct certain types of scientific experiments, enable the collection of multiple data points in a single experiment and allow for multiple experiments to be conducted at once. Our chemistries and instruments are also able to extract information from multiple types of biological samples, including those that are often challenging to work with using other scientific methods or platforms. As a result, we are able to develop tools that are easier for researchers to use and that may generate larger amounts of data and faster, more consistent scientific results.
Our ecosystem of solutions consists of (i) our spatial biology platforms, including our GeoMx Digital Spatial Profiler, or “GeoMx DSP” or “GeoMx”, our CosMx Spatial Molecular Imager, or “CosMx SMI” or “CosMx”, and our AtoMx Spatial Informatics Platform, or “AtoMx SIP” or “AtoMx”, a cloud-based, open source and fully integrated informatics solution for use with GeoMx DSP and CosMx SMI, and (ii) our nCounter Analysis System, our original product platform for multi-plex bulk gene expression analysis. All of our product platforms include instruments, related consumables, software and services, have the versatility to detect both RNA and protein expression and are able to generate reliable and reproduceable data in a variety of biological sample types, including formalin fixed paraffin embedded, or FFPE, sample types. Our product platforms allow our customers to progress their research in areas such as oncology, immunology and neurology. We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain markets.
nCounter, which was commercially launched in 2008, is used to conduct what is known as “bulk” gene expression analysis, whereby biological samples are first reduced, and then gene expression, specifically quantities of selected RNA or proteins, are measured at their average levels throughout the totality of the sample. nCounter can be used to analyze the activity of up to 800 genes in a single experiment. As of December 31, 2022, we had an installed base of approximately 1,120 nCounter systems, which our customers have used to publish more than 6,520 peer-reviewed papers.
GeoMx DSP, which was commercially launched in 2019, is a pioneering product platform in the emerging field of spatial biology. While nCounter and other common gene expression analysis technologies use bulk analysis approaches, GeoMx is used to analyze selected regions of an intact biological sample without the need to reduce or destroy the sample, enabling researchers to see how gene expression might vary across those regions. After a researcher selects regions of interest, GeoMx arranges the biological information extracted from these regions to be subsequently quantified and analyzed, or “read out,” by a platform such as nCounter, whereby researchers can obtain information on up to 96 biological targets per selected region of interest, or by a next generation sequencer, or NGS, system, such as systems manufactured by Illumina, Inc., whereby researchers can obtain information on up to 18,000 biological targets, or the whole possible universe of potential RNA targets, per selected region of interest. As of December 31, 2022, we had an installed approximately 350 GeoMx systems, which customers have used to publish approximately 190 peer-reviewed scientific papers.

CosMx SMI, which was commercially launched in December 2022, is a new product platform in the field of spatial biology and complements our GeoMx DSP platform. While GeoMx offers researchers the ability to profile gene expression activity in a selected region of interest that may contain multiple cells or cell types, CosMx is designed to enable multiplexed spatial profiling of RNA and protein targets at a single and sub-cellular resolution level. While GeoMx allows for more rapid, higher throughput analysis of gene expression activity in selected regions of interest, CosMx is designed to allow researchers to “drill down” into a specific single cell or sub-cellular area in a region of interest to gather more information as desired or required. CosMx can be used to analyze up to 1,000 RNA targets, or up to 68 protein targets, at a single or sub-cellular level of resolution within morphologically intact tissue samples, and is expected after further product development to have the ability to analyze up to 6,000 RNA targets, or up to 120 protein targets.
AtoMx SIP, which was commercially launched in December 2022, is a new a cloud-based, open source spatial biology informatics platform, initially for use with CosMx, and eventually also with GeoMx. Researchers' desire for ever larger amounts of data in their spatial biology experiments has led to significant “big data” management issues, including the ability to store, access and efficiently analyze experimental data at a reasonable cost. AtoMx is designed to take advantage of significant advances in cloud computing and facilitate the easy storage of the large data sets and images generated by spatial biology experiments. AtoMx also enables researchers to perform image analysis and data visualization, as well as sharing of data and analysis with collaborators, using scalable and on-demand cloud computing. We believe AtoMx will enable researchers to easily and quickly analyze the substantial scientific data and tissue images generated by spatial biology experiments, while avoiding the large computing infrastructure and security costs associated with operating in-house data centers. AtoMx is currently available to researchers using CosMx, and is expected to be made available for GeoMx users by the end of 2023.
In advance of and subsequent to our commercial launch of GeoMx, CosMx and AtoMx, we have provided selected customers in-house sample testing services whereby customers send biological samples to our Seattle facilities to be analyzed using our product platforms and selected consumables under our technology access program, or TAP. Upon completion of each project, the raw data and analysis report is provided to the customer.
We derive a substantial majority of our revenue from the sale of our products, which consist of our GeoMx, CosMx, and nCounter instruments and related proprietary consumables. Our instruments are designed to work only with our consumable products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumable sales to become an increasingly important driver of our operating results. Our consumables include our standardized nCounter and GeoMx panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and the Prosigna breast cancer assay which is manufactured for our partner Veracyte Inc, or Veracyte. We also derive revenue from processing fees related to proof-of-principle studies, including from our GeoMx DSP and CosMx TAP which we conduct for potential customers. For GeoMx, CosMx and nCounter, we offer extended service contracts and generate service revenue. We also expect to generate revenue in future periods from AtoMx in the form software license, cloud computing and data storage fees.
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables, including our panels, custom code sets, and reagent packages at our greater Seattle, Washington area facilities.
We focus a substantial portion of our resources on developing new technologies, products and solutions. Research and development expense totaled $70.8 million, $69.5 million and $62.9 million in 2022, 2021 and 2020, respectively. We intend to make significant investments in research and development to support our existing instrument platforms and related consumable offerings, as well as research and development of new technologies.
Our revenue decreased 12% to $127.3 million in 2022, compared to $145.1 million in 2021. The decrease was driven primarily by decreased revenues from our sales of GeoMx systems, related to greater allocation of customer budgets to our CosMx instruments for which we booked orders in 2022 but for which no revenue was recognized until the fourth quarter, and lower consumables utilization by GeoMx customers. Sales of nCounter systems and related consumables also decreased during the period, primarily as a result of the aging of our nCounter platform, greater customer interest in newer gene expression technologies and decreased system utilization by our older nCounter customers.
The decreases in GeoMx and nCounter were partially offset by our revenue from our first commercial shipments of CosMx systems and related consumables during the fourth quarter of 2022. Our revenue increased 24% to $145.1 million in 2021, compared to $117.3 million in 2020. The increase was driven primarily by increased revenues from our sales of GeoMx DSP systems and related consumables. The increases were offset by declines in sales of nCounter consumables primarily as a result the COVID-19 pandemic and its impact on lab activity with our customers during 2020.
We have never been profitable and had net losses of $159.5 million, $115.3 million and $110.1 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, our accumulated deficit was $809.3 million.

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
Product Revenue
Our product revenue consists of sales of our spatial biology and nCounter platforms, including instruments and related consumables. Our GeoMx DSP system has a U.S. list price of $295,000. Our CosMx SMI system has a U.S. list price of $345,000, which is inclusive of an initial amount of AtoMx SIP-related data storage and cloud computing services. Our nCounter Pro system, which typically consists of one nCounter Digital Analyzer and one nCounter Prep Station, has a U.S. list price of $249,000. The U.S. list price of the nCounter FLEX system is $300,000. Our nCounter SPRINT Profiler system has a reduced footprint and combines the function of the prep station with the digital analyzer in a single instrument and has a U.S. list price of $149,000.
Outside the United States, depending on the country, list prices are generally higher. In certain cases, customers may pay less than the list price for our various instruments. For example, some of our systems are sold to customers through independent distributors, and these distributors may purchase systems from us at a discount to list price. In certain regions outside of the US, we sell through distribution partners who typically receive discounted prices. In addition, in some cases we may sell any combination of our systems together as a bundle, or we may sell a system together with an initial order of consumables or service contracts for a single price, in which cases we may offer discounted prices for instruments as compared to list prices.
Our customer base is primarily composed of academic institutions, government laboratories, biopharmaceutical companies and clinical laboratories that perform analyses or testing using our GeoMx DSP, CosMx SMI and nCounter Analysis systems and purchase related consumables.
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
Our average annualized consumables revenue per installed GeoMx system was approximately $71,000 for the year ended December 31, 2022. Our average annualized consumables revenue per installed nCounter system was approximately $45,000 for the year ended December 31, 2022, which includes our nCounter consumables sales and sales of our Prosigna kits.
Service and Other Revenue
Service and other revenue consists of fees associated with service contracts and fees for conducting various forms of data analysis studies, including providing services under our Technology Access Programs, or TAP, and our collaboration revenue. We include a one-year warranty with the sale of our instruments and offer service contracts, which are purchased by a majority of our customers. We selectively provide TAP services and other data analysis studies to prospective customers in order to help them better understand the benefits of our technologies, primarily of our GeoMx and CosMx systems. Collaboration revenue has historically been derived primarily from our completed collaboration with Lam and our terminated collaborations with Celgene and Merck.
Revenue by Geography
We sell our products through our own sales forces in the United States, Canada, certain European countries and also various countries within the Asia Pacific region, including China, Japan, Singapore, South Korea, and India among others. We also sell through distributors in other parts of the world. As we have expanded our European direct sales force and entered into agreements with distributors of our products in Europe, the Middle East, Asia Pacific and South America, the amount of revenue generated outside of North America has generally increased, although there have been significant quarter-to-quarter fluctuations. In the future, we intend to continue to expand our sales force and establish additional distributor relationships outside the United States to better access international markets.
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

	Year Ended December 31,
	2022		2021		2020
	(Dollars in thousands)
Americas	$82,959	65%	$94,360	65%	$79,787	68%
Europe & Middle East	33,221	26%	35,170	24%	26,897	23%
Asia Pacific	11,082	9%	15,555	11%	10,632	9%
Total revenue	$127,262	100%	$145,085	100%	$117,316	100%
Most of our revenue is denominated in U.S. dollars. Changes in foreign currency exchange rates have not materially affected us to date; however, they may become material to us in the future if our operations outside of the United States expand.
Cost of Revenue
Cost of revenue consists primarily of costs incurred in the production process, including costs of purchasing instruments from third-party contract manufacturers, consumable component materials and assembly labor and overhead, packaging and delivery, installation, warranty, and any follow-on servicing related costs. In addition, cost of revenue includes royalty costs for licensed technologies included in our products, provisions for slow-moving and obsolete inventory, and non-cash expenses including depreciation and amortization associated with various assets used in the production of our products and stock-based compensation expense. We provide a one-year warranty on each GeoMx DSP, CosMx SMI and nCounter Analysis System and we establish a reserve for warranty repairs based on historical warranty repair costs incurred.
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

Research and development expense by functional area was as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Research and discovery	$18,213	$39,770	$33,530
Manufacturing, support and services	10,032	8,198	9,042
Product and process engineering	32,562	9,396	8,918
Regulatory and medical affairs	756	1,351	1,633
Facilities and overhead	9,278	10,789	9,734
Total research and development expense	$70,841	$69,504	$62,857
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
Instrument Installed Base
Our future financial performance will be driven by continued adoption and utilization of our systems. As of December 31, 2022, we had an installed base of approximately 350 GeoMx DSP systems and approximately 1,120 nCounter Analysis Systems. Future revenue may be impacted by the introduction of new product platforms, such as CosMx SMI, for which our first commercial instruments shipped during the fourth quarter of 2022.
We will continue to employ strategies to increase the adoption rate of our instrument platforms, including potentially expanding our sales channel in both direct and distributor territories, developing new consumable and software content and enhancing certain features for our spatial biology and nCounter platforms. As our installed base of instruments grows, we solicit feedback from our customers and focus certain of our research and development efforts on improving our systems or enabling applications, which in turn helps to drive additional sales of our instruments.
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
Recurring Consumables Revenue
Our spatial biology and nCounter instruments are primarily designed to be used only with our consumables. This closed system model generates recurring revenue from each instrument we sell. Management focuses on recurring consumable revenue per system as an indicator of the continuing value generated by each system. Quarterly, we calculate recurring annualized consumables revenue per system (also known as pull-through) by dividing related annualized consumables revenue recognized in a particular quarter (other than consumables revenue related to proof-of-principle studies) by the total number of installed systems as of the last day in the immediately preceding quarter. We calculate the average annualized consumable pull-through per instrument by dividing related consumables revenue recognized during the year (other than consumables revenue related to proof-of-principle studies) by the average total number of installed systems as of the last day in the immediately preceding quarter for each of the preceding four quarters. Historically, the majority of our systems and related consumables have been sold to research customers.

Our average annualized consumable pull-through per installed GeoMx DSP system was approximately $71,000 and $97,000 for the years ended December 31, 2022 and 2021, respectively. The decrease in GeoMx pull-through in 2022 was driven primarily by lower consumables utilization by a large group of more recent GeoMx customers, as compared to older customers that have owned their GeoMx systems for multiple years. Our average annualized consumable pull-through per installed nCounter system was approximately $45,000 and $55,000 for the years ended December 31, 2022 and 2021, respectively. The decrease in nCounter consumable pull-through in 2022 was due primarily to the impact of the aging of our nCounter platform, greater customer interest in newer gene expression technologies and decreased system utilization by our older nCounter customers.
As the installed base of our instrument platforms expands, consumables revenue is expected to increase. Our consumables revenue per installed system may fluctuate in the future, reflecting the mix and age of our installed instruments, and potential shifts in the mix, or type, of consumables sold to our installed customer base. In addition, subsequent to entering into the LAPA with Veracyte in December 2019, we are no longer selling Prosigna kits directly to third parties and are now manufacturing and supplying Prosigna kits exclusively to Veracyte at designated transfer prices, which has and will continue to result in a decrease in revenue and gross margins associated with Prosigna kits, compared to periods prior to entering into the LAPA.
We expect our consumables revenue may continue to increase in future periods, as a result of the growth in sales of GeoMx and CosMx, the introduction of new spatial biology and nCounter consumable products, the continued growth of the installed base of our GeoMx, CosMx and nCounter and future enhancements of our AtoMx SIP and related cloud-based portal data storage and analysis fees.
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
Collaboration revenue has been derived historically primarily from our completed collaboration with Lam, and our terminated collaborations with Celgene and Merck. We expect collaboration revenue to remain a significantly smaller portion of our total revenues in future periods due to the conclusion or termination of the substantial majority of our previous collaboration agreements.
Revenue Mix and Gross Margin
Our product revenue is derived from sales of our spatial biology and nCounter platform instruments and related consumables. Generally, our consumables have higher gross margins than our instruments. Our GeoMx DSP and CosMx SMI instruments contribute a higher average gross margin as compared to our nCounter instruments. There may be fluctuations in sales mix between instruments and consumables from period to period.
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
We will continue to employ other growth strategies in addition to introducing new product platforms, including potentially expanding our sales channel in both direct and distributor territories, developing new consumable content for our product platforms and enhancing certain features of our product platforms.

Results of Operations
Comparison of Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,				Change
	2022		2021		Dollars	Percentage
	(Dollars in thousands)
Product revenue:
Instruments	$37,589	30%	$55,616	38%	$(18,027)	(32)%
Consumables	70,367	55%	71,846	50%	(1,479)	(2)%
Total product revenue	107,956	85%	127,462	88%	(19,506)	(15)%
Service and other revenue	19,306	15%	17,623	12%	1,683	10%
Total revenue	$127,262	100%	$145,085	100%	$(17,823)	(12)%
Instrument revenue for the year ended December 31, 2022 decreased as compared to the prior year, due primarily to decreased commercial shipments of GeoMx DSP and nCounter systems. We believe the lower number of GeoMx systems shipped was due primarily to spatial biology market development trends that impacted our mix of system orders, with more CosMx systems ordered by customers than expected, as compared to GeoMx systems. For nCounter, revenue related to our nCounter Pro was stronger, while demand for our older FLEX and Sprint models reduced significantly as compared to the prior year. These revenue decreases were partially offset by revenue realized from initial shipments of our new CosMx SMI system in the fourth quarter of 2022.
Consumables revenue includes sales of consumables for our spatial biology systems and nCounter, and also includes sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue decreased for the year ended December 31, 2022 as compared to 2021. This decrease was due primarily to lower nCounter consumables sales, mainly as a result of lower sales to older systems in our installed base, as well as other factors impacting demand in certain territories outside of the United States. The decrease in nCounter consumables sales was partially offset by an increase in spatial biology consumables sales.
Service and other revenue for the year ended December 31, 2022 increased as compared to 2021, due to increased revenue generated from GeoMx and CosMx TAP and the growth in service contract revenue derived from our increasing installed bases of GeoMx and nCounter systems.
During 2020 and 2021 and to a lesser extent during 2022, the COVID-19 pandemic impacted our ability to solicit and fulfill customer orders and record related revenue. While all revenue categories have been impacted due to lab closures and lower customer activity, nCounter-related consumables revenue has been impacted most substantively. A resurgence of COVID-19 or a variant thereof, could recur at any time, with a resulting negative impact on our business. As in the past, we would expect our revenue to be negatively impacted overall, and our consumables revenue to be more severely impacted as consumables revenue more closely correlates with day-to-day customer research activity. However, we cannot predict with any certainty the extent to which any resurgence in COVID-19 or a variant thereof would impact our business and it is possible that the effects of such a resurgence would have different or more severe impacts on our business than we have experienced in the past.
With consideration to these potential negative impacts on our business related to COVID-19, uncertainties arising from geopolitical and other macroeconomic uncertainties, we expect our revenue may continue to increase in future periods, primarily as a result of the shipment of CosMx systems for which we received orders in 2021 and 2022, growth in consumables sales from our increasing installed base of GeoMx and CosMx systems and the introduction of new spatial biology consumables, services, or other products.

Cost of Revenue; Gross Profit; and Gross Margin

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage
	(Dollars in thousands)
Cost of revenue	$65,475	$68,304	$(2,829)	(4)%
Gross profit	$61,787	$76,781	$(14,994)	(20)%
Gross margin	49%	53%
For the year ended December 31, 2022, cost of product revenue decreased as compared to 2021, due primarily to fewer shipments of GeoMx and nCounter systems, as well as decreased volume of nCounter consumable sales as compared to the same periods in prior year. These decreases were partially offset by increased investments made to support our consumable manufacturing capabilities for our spatial biology platforms, increased inventory reserves, and increased costs associated with providing service for our growing installed based of systems.
Our gross margin for the year ended December 31, 2022 decreased compared to 2021, primarily due to the impact of lower product sales volume realized as compared to relatively fixed costs of our manufacturing and operations, particularly costs related to labor and facilities. Certain of these fixed costs were capitalized during the course of 2022, and were subsequently expensed in the fourth quarter coincident with the reduction in force we concluded in November of 2022. In addition, we have experienced increased costs associated with sourcing certain materials and shipping products to our customers. These impacts were partially offset by a favorable mix of consumables revenue relative to our total revenue, as revenue from our consumables generally have higher gross margins compared to our instrument platforms.
We expect our cost of revenue will increase in future periods, given the anticipated growth in sales of our spatial biology platforms, and due to investments in additional field service personnel that provide installation, training and other support services for our product platforms. We also expect to continue to make investments in our operations to support the growth of our business and that may improve our manufacturing efficiency and reduce production costs. We expect these investments and potential cost increases may be partially offset by certain reductions in employee and other operating costs related to our November 2022 reorganization initiatives.
We expect our gross margin on revenue may fluctuate in future periods. Variability will depend in part on the level of our consumables revenue, for which we typically record higher gross margins and operate the manufacturing process directly, as compared to our instrument sales or service revenue, for which we typically record lower margins. Our gross margins may also vary depending on potential expenses we may incur for regulatory compliance, quality assurance or activities and investments related to expansion of our manufacturing capacity or improvements in our manufacturing efficiency. In addition, as business activity continues to recover through the pandemic, the cost and global availability of certain raw materials and other supplies have been impacted. While to date our operations, supply chain or costs have not been materially impacted, our gross margins could be affected in the future by changes in the cost or availability of certain raw materials or supplies. Notwithstanding the foregoing, we expect our gross margins may increase in the longer term as consumable sales become a larger percentage of our total revenue, which will increase utilization of our direct manufacturing facility and certain associated fixed costs.
Research and Development Expense

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage
	(Dollars in thousands)
Research and development expense	$70,841	$69,504	$1,337	2%
The increase in research and development expense for the year ended December 31, 2022 is due primarily to higher personnel-related and laboratory supply costs to support product development activities for our spatial biology platforms. In addition, personnel-related costs increased as a result of certain restructuring costs, including severance benefits, related to our reduction in workforce which was initiated in November 2022. These increases were partially offset by the capitalization of certain costs relating to internally developed software and technology, including certain professional fees associated with design and development of our AtoMx SIP.
We continue to invest in product development activities associated with our spatial biology platforms and our AtoMx SIP. We expect research and development expense to increase modestly in future periods, reflecting the impact of increasing investments in our spatial biology and other future projects and technologies.

Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage
	(Dollars in thousands)
Selling, general and administrative expense	$143,129	$115,503	$27,626	24%
The increase in selling, general and administrative expense for the year ended December 31, 2022 as compared to 2021, is due primarily to increased investments made to support our spatial biology-related commercial initiatives, as well as increases in advertising, travel and trade show related activities, investments in software, professional fees and certain one-time expenses associated with our November 2022 reorganization and restructuring initiatives. We have also incurred increased costs during 2022 related to ongoing legal proceedings. These increases were partially offset by lower stock-based compensation costs.
We expect selling, general and administrative expenses to increase in future periods as the number of sales, technical support, marketing and administrative personnel grows to support the expected growth in our spatial biology business and the introduction of new products and product platforms.
Other Income (Expense), net

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage
	(Dollars in thousands)
Interest income	$2,409	$649	$1,760	271%
Interest expense	(7,535)	(7,490)	(45)	1%
Other expense, net	(1,917)	(20)	(1,897)	9,485%
Total other income (expense), net	$(7,043)	$(6,861)	$(182)	3%
Interest income increased for the year ended December 31, 2022 as compared to 2021, due primarily to higher investment yields on our short term investments. We continue to maintain a cash preservation investment strategy and, as a result, held the majority of our cash and cash equivalents in money market or other short duration fixed income positions for which yields were very low. While we are beginning to see improvement in interest rates available for investments resulting from the Federal Reserve responding to increasing inflation and other macroeconomic factors, at this time we do not expect to see material increases in our interest income. Interest expense is derived from our Convertible Notes at a fixed rate.
Other expense, net increased for the year ended December 31, 2022, due primarily to acceleration of amortization related to certain costs associated with capitalized software implementations and related licenses, as well as increased foreign exchange losses associated with the remeasurement of foreign currency transactions into our functional currency of U.S. dollars. These foreign exchange losses were driven primarily by recent volatility in foreign exchange conversion rates associated with the Euro and the British pound sterling.

Liquidity and Capital Resources

	December 31,
	2022	2021	Change
	(In thousands)
Cash and cash equivalents	$112,250	$107,068	$5,182
Short-term investments	84,282	241,821	(157,539)
Total cash and cash equivalents and short-term investments	$196,532	$348,889	$(152,357)

	Year Ended December 31,
	2022	2021	Change
	(In thousands)
Cash used in operating activities	$(128,606)	$(90,549)	$(38,057)
Cash provided by (used in) investing activities	132,497	(220,222)	352,719
Cash provided by financing activities	2,272	6,058	(3,786)
Effect of foreign exchange on cash and cash equivalents	(83)	(67)	(16)
Net increase (decrease) in cash and cash equivalents	$6,080	$(304,780)	$310,860
Changes in Cash Flow
Operating Activities
Net cash used in operating activities in 2022 consisted of our net loss of $159.5 million and net increases in our operating assets and liabilities of $15.2 million, partially offset by $46.2 million of net non-cash income and expense items such as stock-based compensation, depreciation and amortization, non-cash operating lease cost, increased provisions for inventory obsolescence and bad debts and amortization of right-of-use assets.
Net cash used in operating activities in 2021 consisted of our net loss of $115.3 million and net increases in our operating assets and liabilities of $16.5 million, partially offset by $41.2 million of net non-cash income and expense items such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of right-of-use assets.
Investing Activities
Our most significant investing activities for 2022 and 2021 were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider cash flows related to management of our short-term investments to be important to an understanding of our liquidity and capital resources.
In 2022 and 2021, we purchased property and equipment totaling $14.4 million and $6.3 million, respectively, which we believe will be required to support the growth and expansion of our operations. In addition, in 2022 and 2021, we have invested $8.0 million and $2.3 million, respectively, related to the development of software and technology to support AtoMx SIP.
Financing Activities
Net cash provided by financing activities for 2022 and 2021 consisted primarily of $1.4 million and $6.5 million, respectively, of net proceeds from the exercise of stock options and other equity awards and $2.7 million and $2.4 million, respectively, of net proceeds from the issuance of common stock under our Employee Stock Purchase Plan. These proceeds were partially offset by tax withholdings related to the net settlement of restricted stock units of $1.5 million and $2.6 million for 2022 and 2021, respectively.
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
Financial Condition
Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property and, to a lesser extent, sales of certain assets. As of December 31, 2022, we held cash, cash equivalents and short-term investments of $196.5 million, compared to $348.9 million as of December 31, 2021.
We believe our existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to meet these material cash requirements and fund our operating requirements for the next 12 months and beyond, including working capital requirements, capital expenditures and other operational investments.
Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Any future funding requirements will depend on many factors, including: market acceptance and the level of sales of our existing products and new products; the effect of competing technological and market developments; the effectiveness of our commercial sales and field service organizations; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing, and distribution capabilities; the cost of our research and development activities; the impact of, and anticipated cost savings resulting from, our November 2022 reorganization and restructuring initiatives; any new developments relating to the COVID-19 or related pandemic and the impact on our customer and operational activity; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions. We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through partnership, collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets; delay or reduce the scope of or eliminate some or all of our research and development programs, launch activities, or commercialization of our products; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; reduce marketing, customer support or other resources devoted to our products; or cease operations.
Material Cash Requirements
Our principal uses of cash are funding our operations, capital expenditures, working capital requirements and satisfaction of any outstanding obligations under our debt agreements. Our material cash requirements for fiscal 2023 include non-cancelable purchase commitments for long-lead time inventory, research and development items, software development for internal-use projects and property and equipment; lease payments for office, laboratory and manufacturing space; and interest payments related to our convertible notes.

We expect capital expenditures to increase in fiscal year 2023, as compared to fiscal 2022, primarily related to additional investments we plan to make in support of our manufacturing capacity and efficiency, and in software development for internal-use projects. As of December 31, 2022, we had future long-term interest payment obligations of $13.1 million, of which $6.0 million is payable within 12 months and total operating and financing lease obligations of $29.3 million, of which $7.1 million is payable within 12 months. In addition, our purchase commitments as of December 31, 2022 are $70.0 million, of which $62.1 million is payable within 12 months. We also have non-cancellable construction contracts, associated with one of our Seattle area facilities, of $5.0 million, which is due within 12 months. See Note 4. Leases, Note 9. Long-term Debt, and Note 14. Commitments and Contingencies of the Notes to the Consolidated Financial Statements of this report.
Our material cash requirements may increase in the future as we invest in working capital to support the growth of our spatial biology platforms, research and development related to existing or new product platforms, and manufacturing capacity, sales and marketing and administrative activities. We cannot be certain our revenue will grow sufficiently to offset our operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.
Critical Accounting Policies and Estimates
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
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:
•revenue recognition;
•stock-based compensation;
•inventory valuation; and
•income taxes.
Revenue Recognition
We generate the majority of our revenue from sales of products and services. Our products consist of our spatial biology and nCounter Analysis System platforms and related consumables. Services consist of instrument service contracts and service fees for assay processing.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on January 1, 2023 and sustained throughout the period ending December 31, 2023, would not be material.
Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of December 31, 2022, the fair market value of the Convertible Notes was $182.9 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.
Foreign Currency Exchange Risk
As we continue to expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, a majority of our revenue has been denominated in U.S. dollars, although we sell our products and services directly in certain markets outside of the United States denominated in local currency, principally the Euro and the British pound sterling. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for any of the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to potentially greater fluctuations due to changes in foreign currency exchange rates, including as a result of the COVID-19 pandemic. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
NANOSTRING TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of NanoString Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NanoString Technologies, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

To test the revenues recognized for contracts with multiple performance obligations, our audit procedures included, among others, reading a sample of executed contracts to understand the terms and conditions, evaluating the Company’s identification of the distinct performance obligations, and testing the Company’s allocation to the distinct performance obligations. To test management’s determination of relative stand-alone selling price for each distinct performance obligation, our audit procedures included, among others, performing sensitivity analysis, assessing the appropriateness of the methodology applied and testing the reliability and mathematical accuracy of the underlying data and calculations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Seattle, Washington
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of NanoString Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited NanoString Technologies, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, NanoString Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Seattle, Washington
February 28, 2023

NanoString Technologies, Inc.
Consolidated Balance Sheets

	December 31,
	2022	2021
	(In thousands, except par value amounts)
Assets
Current assets:
Cash and cash equivalents	$112,250	$107,068
Restricted cash and equivalents	898	—
Short-term investments	84,282	241,821
Accounts receivable, net	31,506	40,130
Inventory, net	43,273	31,486
Prepaid expenses and other	14,565	7,115
Total current assets	286,774	427,620
Property and equipment, net	44,457	27,043
Operating lease right-of-use assets	17,581	19,226
Other assets	4,600	5,592
Total assets	$353,412	$479,481
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,619	$14,283
Accrued liabilities	7,884	6,765
Accrued compensation and other employee benefits	17,494	17,466
Customer deposits	1,757	1,278
Deferred revenue and other liabilities, current portion	9,588	7,474
Operating lease liabilities, current portion	5,518	4,889
Total current liabilities	58,860	52,155
Deferred revenue and other liabilities, net of current portion	3,754	3,527
Long-term debt, net	226,622	225,144
Operating lease liabilities, net of current portion	18,362	21,693
Total liabilities	307,598	302,519
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 46,719 and 45,729 shares issued and outstanding at December 31, 2022 and 2021, respectively	5	5
Additional paid-in-capital	855,694	827,028
Accumulated other comprehensive loss	(589)	(318)
Accumulated deficit	(809,296)	(649,753)
Total stockholders’ equity	45,814	176,962
Total liabilities and stockholders’ equity	$353,412	$479,481
The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Revenue:
Product	$107,956	$127,462	$97,927
Service and other	19,306	17,623	19,389
Total revenue	127,262	145,085	117,316
Costs and expenses:
Cost of product revenue	50,204	53,668	45,001
Cost of service and other revenue	15,271	14,636	7,408
Total cost of revenue	65,475	68,304	52,409
Research and development	70,841	69,504	62,857
Selling, general and administrative	143,129	115,503	90,097
Total costs and expenses	279,445	253,311	205,363
Loss from operations	(152,183)	(108,226)	(88,047)
Other income (expense):
Interest income	2,409	649	1,744
Interest expense	(7,535)	(7,490)	(15,408)
Other expense, net	(1,917)	(20)	(971)
Loss on extinguishment of debt and termination of revolving loan facility	—	—	(7,143)
Total other income (expense), net	(7,043)	(6,861)	(21,778)
Net loss before provision for income taxes	(159,226)	(115,087)	(109,825)
Provision for income taxes	(317)	(167)	(253)
Net loss	$(159,543)	$(115,254)	$(110,078)
Net loss per share—basic and diluted	$(3.44)	$(2.54)	$(2.82)
Weighted average shares used in computing basic and diluted net loss per share	46,406	45,299	39,083
The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net loss	$(159,543)	$(115,254)	$(110,078)
Other comprehensive loss:
Change in unrealized loss on available-for-sale debt securities	(271)	(401)	(62)
Comprehensive loss	$(159,814)	$(115,655)	$(110,140)
The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balances at January 1, 2020	36,298	$4	$535,954	$145	$(431,952)	$104,151
Issuance of common stock net of issuance costs of $14.2 million	5,750	—	215,765	—	—	215,765
Equity component of convertible notes, net	—	—	58,543	—	—	58,543
Common stock issued for stock options and restricted stock units	1,890	—	18,751	—	—	18,751
Common stock issued for employee stock purchase plan	89	—	2,190	—	—	2,190
Issuance of common stock warrants	—	—	737	—	—	737
Net exercise of common stock warrants	414	—	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,012)	—	—	(2,012)
Stock-based compensation	—	—	18,963	—	—	18,963
Net loss	—	—	—	—	(110,078)	(110,078)
Other comprehensive loss	—	—	—	(62)	—	(62)
Balances at December 31, 2020	44,441	4	848,891	83	(542,030)	306,948
Cumulative effect of change in accounting (1)	—	—	(58,543)	—	7,531	(51,012)
Common stock issued for stock options and restricted stock units	1,223	1	6,452	—	—	6,453
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,585)	—	—	(2,585)
Common stock issued for employee stock purchase plan	65	—	2,428	—	—	2,428
Stock-based compensation	—	—	30,385	—	—	30,385
Net loss	—	—	—	—	(115,254)	(115,254)
Other comprehensive loss	—	—	—	(401)	—	(401)
Balances at December 31, 2021	45,729	5	827,028	(318)	(649,753)	176,962
Common stock issued for stock options and restricted stock units	840	—	1,440	—	—	1,440
Tax withholdings related to net share settlements of restricted stock units	—	—	(1,504)	—	—	(1,504)
Common stock issued for employee stock purchase plan	150	—	2,669	—	—	2,669
Stock-based compensation	—	—	26,061	—	—	26,061
Net loss	—	—	—	—	(159,543)	(159,543)
Other comprehensive loss	—	—	—	(271)	—	(271)
Balances at December 31, 2022	46,719	$5	$855,694	$(589)	$(809,296)	$45,814

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

NanoString Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Operating activities
Net loss	$(159,543)	$(115,254)	$(110,078)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	25,908	30,173	19,374
Depreciation and amortization	8,116	5,871	5,738
Non-cash operating lease cost	4,089	3,450	3,238
Amortization of deferred financing costs	1,477	1,429	8,881
Amortization of premium and accretion of discount on short-term investments, net	1,706	(1,765)	(121)
Provision for inventory obsolescence and bad debt expense (recovery)	4,023	2,040	886
Payment of accrued interest on long-term debt	—	—	(2,593)
Loss on extinguishment of long-term debt	—	—	7,143
Loss on equity securities	—	—	300
Loss on disposal of property and equipment and other assets	847	5	119
Changes in operating assets and liabilities
Accounts receivable	7,414	(9,526)	(3,949)
Inventory	(15,271)	(10,520)	(4,909)
Prepaid expenses and other assets	(6,942)	(5,443)	4,321
Accounts payable	1,396	8,687	(3,170)
Accrued liabilities	(407)	(914)	(21)
Accrued compensation and other employee benefits	256	2,497	(936)
Customer deposits	479	(353)	(4,758)
Deferred revenue and other liabilities	2,674	3,336	2,033
Operating lease liabilities	(4,828)	(4,262)	(3,160)
Net cash used in operating activities	(128,606)	(90,549)	(81,662)
Investing activities
Purchases of property and equipment	(14,364)	(6,348)	(7,457)
Purchase of internal-use software assets	(7,952)	(2,299)	—
Purchase of intellectual property	(750)	—	—
Proceeds from sale of short-term investments	7,700	4,000	21,218
Proceeds from maturity of short-term investments	197,363	44,664	116,284
Purchases of short-term investments	(49,500)	(260,239)	(38,804)
Net cash provided by (used in) investing activities	132,497	(220,222)	91,241
Financing activities
Proceeds from issuance of 2025 convertible senior notes	—	—	230,000
Fees paid for issuance of 2025 convertible senior notes	—	—	(7,403)
Repayment of long-term debt	—	—	(80,000)
Fees paid upon extinguishment of debt	—	—	(4,845)
Proceeds from sale of common stock, net	—	—	215,765
Proceeds from issuance of common stock warrants	—	—	737
Proceeds from issuance of common stock for employee stock purchase plan	2,669	2,427	2,190
Tax withholdings related to net share settlements of restricted stock units	(1,504)	(2,585)	(2,012)
Proceeds from exercise of stock options	1,440	6,452	18,751
Repayment of finance lease obligations	(333)	(236)	(135)
Net cash provided by financing activities	2,272	6,058	373,048
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(83)	(67)	188
Net increase (decrease) in cash, restricted cash and cash equivalents	6,080	(304,780)	382,815
Cash, restricted cash and cash equivalents
Beginning of year	107,068	411,848	29,033
End of year	$113,148	$107,068	$411,848

NanoString Technologies, Inc.
Consolidated Statements of Cash Flows (continued)
Supplemental Disclosures

	December 31,
	2022	2021	2020

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$112,250	$107,068	$411,848
Restricted cash and cash equivalents	898	—	—
Total cash, restricted cash and cash equivalents shown in the statement of cash flows	$113,148	$107,068	$411,848

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Supplemental disclosures
Cash paid for interest	$6,038	$6,038	$4,571
Cash paid for taxes	180	189	357
Instruments reclassified from inventory to property and equipment	665	525	854
Finance lease right-of-use assets obtained in exchange for lease obligations	—	448	524
Operating lease right-of-use assets obtained in exchange for lease obligations	2,126	929	—
The accompanying notes are an integral part of these consolidated financial statements.

NanoString Technologies, Inc.
Notes to Consolidated Financial Statements
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s proprietary chemistries enable the direct detection, identification and quantification of individual target molecules in biological samples by attaching unique molecular reporters to each target molecule of interest. The Company currently markets and sells three platforms based on its proprietary technologies, its nCounter Analysis System, its GeoMx Digital Spatial Profiler, or “GeoMx DSP” or “GeoMx”, and CosMx Spatial Molecular Imager, or “CosMx SMI” or “CosMx”, all of which include instruments and consumables, to academic, government, biopharmaceutical, and clinical laboratory customers. The Company also offers AtoMx Spatial Informatics Platform, or “AtoMx SIP” or “AtoMx”, a cloud-based informatics portal for use with GeoMx DSP and CosMx SMI.
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
Cash and Cash Equivalents, and Restricted Cash
The Company considers all highly-liquid investments with purchased maturities of three months or less to be cash equivalents. The Company’s cash equivalents consist principally of funds maintained in depository accounts. The Company invests its cash and cash equivalents with major financial institutions; at times these investments exceed federally insured limits. Restricted cash consists of customer deposits which are secured through letters of credit until performance obligations have been met.
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
Investments are presented net of an allowance for expected credit losses that are remeasured each period and any impairment recognized as an expense. The Company has considered all information and factors and noted no indicators that a credit loss exists as of December 31, 2022. The Company has not experienced any significant investment credit losses to date. Accrued interest receivable is included in prepaid and other current assets and was $0.9 million and $0.8 million as of December 31, 2022 and 2021.

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
The Company had no customers that represented more than 10% of total revenue for the year ended December 31, 2022. The Company had no customers that represented more than 10% of total revenue for the years ended December 31, 2021 and 2020, respectively. The Company had no customers that represented more than 10% of total accounts receivable as of December 31, 2022 and 2021.
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
Inventory
Inventory consists of finished goods, raw materials, including certain intermediate manufactured items, and certain component parts to be used in manufacturing or servicing the Company’s products. Inventory is stated at the lower of cost or net realizable value. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs and market represents the lower of cost or market (replacement cost or estimated net realizable value). The Company’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand, obsolete, slow moving or impaired. In the event that the Company identifies these conditions exist in its inventory, its carrying value is reduced to its net realizable value. Inventory reserves were $7.3 million and $6.5 million as of December 31, 2022 and 2021, respectively.
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

Useful Life
Manufacturing equipment	5 years
Prototype systems	2 years
Capitalized software and computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of useful life or lease term
Capitalized Internal-Use Software Costs
The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software platforms and are included in depreciation and amortization expense within operating expenses in our consolidated statements of operations. Unamortized capitalized internal-use software development costs were $11.8 million and $4.0 million as of December 31, 2022 and 2021, respectively. Amortization of capitalized internal-use software costs was $0.3 million for the year ending December 31, 2022.
Capitalized costs associated with the implementation of hosted third-party cloud computing arrangements are recorded as part of current and long-term other assets. Maintenance and training costs are expensed as incurred and are expensed on a straight-line basis over the term of the related hosting arrangement. Costs are recorded within the consolidated statements of operations based on the functional use of the software. Unamortized capitalized software implementation costs were $1.9 million and $3.2 million as of December 31, 2022 and 2021, respectively. Amortization and write-down of capitalized software implementation costs of hosted third-party cloud computing arrangements was $1.3 million and $0.3 million for the years ending December 2022 and 2021, respectively.
Leases
The Company determines if an arrangement is a lease at inception of a contract. The Company’s leasing portfolio is comprised of operating and finance leases primarily for general office, manufacturing, and research and development purposes. Operating and finance lease liabilities and the corresponding right-of-use assets are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Operating lease right-of-use assets are reduced by lease incentives included in the agreement. As the existing leases do not contain an implicit interest rate, the Company estimates its incremental borrowing rate based on information available at commencement date in determining the present value of future payments. The Company includes options to extend the lease in the lease liability and right-of-use asset when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company elected, as an accounting policy election, to use the short-term lease recognition exemption on all classes of assets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease payments as an expense on a straight-line basis over the lease term. The Company has lease office agreements with lease and non-lease components, which are generally accounted for separately. For lease equipment agreements, the Company accounts for the lease and non-lease components as a single lease component. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or, any material restrictive covenants.
Impairment of Long-Lived Assets
The Company recognizes impairment losses on long-lived assets when indicators of impairment are present and the anticipated undiscounted cash flows to be generated by those assets are less than the asset’s carrying values. The Company has not experienced material impairment losses on its long-lived assets during the periods presented.
Convertible Senior Notes
The Company adopted “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) effective January 1, 2021. The Company uses the if-converted method for purposes of calculating dilutive earnings per share, if the Convertible Notes are dilutive during the period. In connection with the issuance of the Convertible Notes, the Company incurred certain financing costs associated directly with the issuance of the Convertible Notes. These issuance costs were deferred and are amortized to interest expense over five years using the effective interest method. See Note 10. Long-term Debt, Net for additional information regarding the Convertible Senior Notes.
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
The Company has historically generated the majority of its revenue from sales of its proprietary GeoMx DSP system and nCounter Analysis System, and related consumables. Services consist of instrument service contracts for maintenance, repair and other support related to customer owned instruments, and also certain service fees for assay processing and data analysis and reporting.
Revenue from instruments and consumables is generally recognized upon shipment to the end customer, which is when control of the product has been transferred to the customer. Performance obligations related to instrument sales are reviewed on a contract-by-contract basis, as individual contract terms may vary and revenue is recognized as performance obligations are satisfied. Performance obligations for consumable products are generally completed upon shipment to the customer. While the Company typically completes installation and training of its customers with field-based service personnel, these services can also be provided by distribution partners and other third parties.
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
For arrangements with multiple performance obligations, the Company allocates the contract price in proportion to each performance obligation’s relative stand-alone selling price. The Company frequently sells bundles of systems and consumables and, in such instances, uses its best estimate of selling price for its products based on historical sales or similar products. For service, the best estimate of selling price is based on historical stand-alone sales, as stand-alone sales data for services are more readily available. The Company reviews its stand-alone prices at least annually or more frequently if facts and circumstances significantly change.
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

Cost of Revenue
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
Cost of service revenue consists primarily of field service technicians and the cost of providing repair and maintenance services including parts used in performing those services for instruments covered under warranty and service contracts. In addition, cost of service revenue includes lab personnel labor and overhead, stock-based compensation and materials used in performing data analysis services. Cost of service revenue is recognized in the period the services are performed.
Reserve for Product Warranties
The Company generally provides a one-year warranty on both its nCounter Analysis Systems and GeoMx DSP instruments, and establishes a reserve for future warranty costs based on historical product failure rates and actual warranty costs incurred. Warranty expense is recorded as a component of cost of service revenue in the consolidated statements of operations. Warranty reserves were $1.0 million and $1.2 million as of December 31, 2022 and 2021, respectively.
Research and Development
Research and development expenses, consisting primarily of salaries and benefits, stock-based compensation expense, occupancy costs, laboratory supplies, contracted services, and consulting fees are expensed as incurred.
Selling, General and Administrative
Selling expenses consist primarily of personnel related costs for sales and marketing, contracted services, and service fees and are expensed as the related costs are incurred. Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising costs totaled approximately $9.3 million, $4.8 million and $3.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.
General and administrative expenses consist primarily of personnel related costs for the Company’s finance, human resources, business development, legal, information technology and general management, as well as professional fees for legal, accounting and other consulting services. General and administrative expenses are expensed as they are incurred.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Expenses are generally remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in interest and other income (expense), net and were not material for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Guarantees and Indemnifications
In the normal course of business, the Company guarantees and/or indemnifies other parties, including vendors, lessors and parties to transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. It is not possible to determine the maximum potential amount the Company could be required to pay under these indemnification agreements, since the Company has not had any prior indemnification claims, and each claim would be based upon the unique facts and circumstances of the claim and the particular provisions of each agreement. In the opinion of management, any such claims would not be expected to have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. The Company did not have any related liabilities recorded at December 31, 2022 and 2021.
Comprehensive Loss
Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on available-for-sale debt securities are included in comprehensive (income) loss.
Reclassifications
Certain prior year amounts related to inventory categories have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations, financial position or cash flows from operations.
3. Revenue from Contracts with Customers
The Company operates as a single reportable segment. The Company has one sales force that sells the Company’s Spatial Biology and its nCounter Analysis systems and the consumables and services related to these platforms.
Disaggregated Revenues
The following table of total revenue is based on the geographic location of end users or distributors who purchase products and services. For sales to distributors, their geographic location may be different from the geographic location of the ultimate end customer. Americas consists of the United States, Canada, Mexico and South America; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia, India and Australia.
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	2022
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$21,989	$9,546	$6,054	$37,589
Consumables	47,566	18,863	3,938	70,367
Total product revenue	69,555	28,409	9,992	107,956
Service and other revenue	13,404	4,812	1,090	19,306
Total revenue	$82,959	$33,221	$11,082	$127,262

	2021
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$31,467	$14,837	$9,312	$55,616
Consumables	50,421	16,216	5,209	71,846
Total product revenue	81,888	31,053	14,521	127,462
Service and other revenue	12,472	4,117	1,034	17,623
Total revenue	$94,360	$35,170	$15,555	$145,085

	2020
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$30,016	$11,134	$6,680	$47,830
Consumables	34,922	12,203	2,972	50,097
Total product revenue	64,938	23,337	9,652	97,927
Service and other revenue	14,849	3,560	980	19,389
Total revenue	$79,787	$26,897	$10,632	$117,316
Total revenue in the United States was $79.5 million, $91.0 million and $77.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s long-lived assets are primarily located in the United States and not allocated to any specific geographic region.
Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $13.0 million and $10.3 million as of December 31, 2022 and December 31, 2021, respectively, and customer deposits of $1.8 million and $1.3 million as of December 31, 2022 and December 31, 2021, respectively, included within the consolidated balance sheets. Total contract liabilities increased by $3.2 million for the year ended December 31, 2022 as a result of cash payments received of $15.2 million related primarily to new instrument service contracts associated with our growing installed base of GeoMx DSP’s, substantially offset by the recognition of previously deferred revenue and customer deposits of $12.0 million for the completion of certain performance obligations during the period. The Company recorded contract assets of $1.1 million and $0.7 million as of December 31, 2022 and December 31, 2021 related to revenues recognized, but not yet invoiced to customers. The Company’s contractual payment terms for its contracts with customers approximate 45 days on average.
As of December 31, 2022, unsatisfied or partially unsatisfied performance obligations related to undelivered products and service contracts were $14.8 million and are expected to be completed over the term of the related contract, or as products are delivered.
4. Leases
The Company is obligated to make future minimum payments under five primary operating leases which approximate 162,322 square feet of space used for manufacturing, research and development and general operations primarily in the greater Seattle area. The operating leases have terms that expire from 2026 to 2032 and include renewal options to extend the lease term at the then current fair market rental for each of the lease agreements. None of the options to extend the rental term of existing leases were considered reasonably certain as of December 31, 2022. The Company’s operating leases contain rent abatement periods, scheduled rent increases and provide for tenant improvement allowances. In addition, the Company enters into finance lease right-of-use assets included in other assets and lease liabilities included in deferred revenues and other liabilities primarily for equipment used in its operations. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees, or any material restrictive covenants.

The following table provides the components of the Company’s lease cost (in thousands):

	2022	2021
Operating lease cost	$5,572	$5,210
Finance lease cost:
Amortization of right-of-use assets	319	255
Interest on lease liabilities	20	23
Total lease cost	$5,911	$5,488
Other information related to leases for the year ended December 31 were as follows (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,983	$6,276
Operating cash flows from finance leases	20	23
Financing cash flows from finance leases	333	236

Right-of-use assets obtained in exchange for operating lease liabilities	$2,126	$929
Right-of-use assets obtained in exchange for finance lease liabilities	—	448

Operating Leases
Weighted average remaining lease term (years)	4.8	4.9
Weighted average discount rate	7.3%	7.0%

Financing Leases
Weighted average remaining lease term (years)	1.5	1.8
Weighted average discount rate	3.8%	4.3%
Future minimum lease payments under the lease agreements as of December 31, 2022 were as follows (in thousands):

	Finance	Operating
2023	$223	$6,844
2024	113	6,899
2025	—	7,079
2026	—	2,211
2027	—	1,317
Thereafter	—	4,660
Total future minimum lease payments	336	29,010
Less: imputed interest	(10)	(5,130)
Total	$326	$23,880

5. Short-term Investments
Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$62,862	$—	$(359)	$62,503
U.S. government-related debt securities	22,009	—	(230)	21,779
Total available-for-sale debt securities	$84,871	$—	$(589)	$84,282

Type of securities as of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$177,375	$3	$(195)	$177,183
U.S. government-related debt securities	33,134	2	(97)	33,039
Asset-backed securities	31,631	—	(32)	31,599
Total available-for-sale debt securities	$242,140	$5	$(324)	$241,821
The fair values of available-for-sale debt securities by contractual maturity at December 31 were as follows (in thousands):

	2022	2021
Maturing in one year or less	$81,004	$174,534
Maturing in one to three years	3,278	67,287
Total available-for-sale debt securities	$84,282	$241,821
The Company has both the intent and ability to sell its available-for-sale debt securities maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the consolidated balance sheets.
The following table summarizes investments that have been in a continuous unrealized loss position as of December 31, 2022 (in thousands).

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Corporate debt securities	$10,232	$(52)	$48,271	$(307)	$58,503	$(359)
U.S. government-related debt securities	3,988	(16)	17,790	(214)	21,778	(230)
Total	$14,220	$(68)	$66,061	$(521)	$80,281	$(589)
The Company invests in securities that are rated investment grade or better. The unrealized losses on available-for-sale debt securities as of December 31, 2022 were caused primarily by interest rate increases.
The Company reviews the individual securities in its portfolio for impairment when events indicate the fair value of the investments may be below the carrying value. The Company reviews the individual securities in its portfolio for indications that unrealized losses are credit related and require an allowance to be recorded at the present value of the future expected cash flows. The Company determined unrealized losses were not for credit losses and so did not record an allowance related to its available-for-sale debt investments for the year ended December 31, 2022. The Company did not record any impairment charges related to its available-for-sale debt investments for the year ended December 31, 2022.

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
The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

Type of securities as of December 31, 2022	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$104,294	$—	$—	$104,294
Short-term investments:
Corporate debt securities	—	62,503	—	62,503
U.S. government-related debt securities	—	21,779	—	21,779
Asset-backed securities	—	—	—	—
Total	$104,294	$84,282	$—	$188,576

Type of securities as of December 31, 2021	Fair value measurement using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$98,247	$—	$—	$98,247
Short-term investments:
Corporate debt securities	—	177,183	—	177,183
U.S. government-related debt securities	—	33,039	—	33,039
Asset-backed securities	—	31,599	—	31,599
Total	$98,247	$241,821	$—	$340,068
In March 2020, the Company issued $230.0 million of Convertible Senior Notes of which $88.6 million was used to repay amounts owed and fees associated with the termination of its term loan agreement and revolving line of credit as described in more detail in Note 10. Long-term Debt, Net. As of December 31, 2022, the fair value of the Convertible Senior Notes was $182.9 million.
7. Inventory, Net
Inventory consisted of the following at December 31 (in thousands):

	2022	2021
Raw materials	$11,013	$5,985
Intermediate manufactured components	14,715	10,887
Finished goods	17,545	14,614
Total inventory, net	$43,273	$31,486

8. Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	Useful Life (Years)	2022	2021
Manufacturing equipment	5	$22,094	$19,067
Prototype instruments	2	10,421	2,128
Capitalized software and computer equipment	3	18,670	5,597
Furniture and fixtures	5	2,153	1,927
Leasehold improvements	Various	20,297	19,641
Construction in progress		7,055	7,143
Total property and equipment, gross		80,690	55,503
Less: Accumulated depreciation and amortization		(36,233)	(28,460)
Total property and equipment, net		$44,457	$27,043
Prototype instruments consist of various CosMx SMI , GeoMx DSP, and nCounter instruments used in internal testing and other development activities. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2022, 2021 and 2020 totaled approximately $8.1 million, $5.9 million and $5.7 million, respectively.
9. Long-term Debt
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
The Company monitors the provision of the Convertible Notes that allow for certain conversion rights at each quarterly reporting date in order to determine whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. As of the date of this report, none of the outstanding convertible notes had been redeemed by the Company. Based on the closing price of our common stock of $7.97 on the last trading day of the year, the if-converted values of the Convertible Notes did not exceed the outstanding principal balance as of December 31, 2022.
All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balance of the Company’s Convertible Notes consisted of the following at December 31 (in thousands):

	2022	2021
Outstanding principal of Convertible Note	$230,000	$230,000
Less: unamortized issuance costs	(3,378)	(4,856)
Long-term debt, net	$226,622	$225,144
The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	2022	2021	2020
Contractual interest expense	$6,038	$6,038	$4,897
Amortization of issuance costs	1,477	1,429	8,650
Total interest expense	$7,515	$7,467	$13,547
Term Loan Agreement
In October 2018, the Company entered into an amended and restated term loan agreement with Capital Royalty Group (the “2018 Term Loan”), under which it could borrow up to $100.0 million, which was due and payable in September 2024. The Company borrowed a total of $80.0 million under the 2018 Term Loan. In March 2020, the Company terminated the 2018 Term Loan agreement. The Company used $88.6 million of the proceeds from the Convertible Notes to repay in full all outstanding principle, interest and fees associated with termination of the loan. The termination was accounted for as debt extinguishment and the Company recorded a charge of $6.6 million associated with the elimination of previously deferred financing costs, and for fees and penalties incurred upon termination of the 2018 Term Loan and other costs. These costs have been included as a Loss on extinguishment of debt and termination of revolving loan facility in the Company’s consolidated statements of operations.

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
Total interest expense for the Company’s long-term debt was $7.5 million, $7.5 million and $15.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
10. Common Stock and Preferred Stock
Public Offerings
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation filed by the Company immediately prior to the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2022, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.
Warrants
Prior to the Company’s initial public offering, warrants to purchase preferred stock were issued related to certain financing transactions. All preferred stock warrants were converted into warrants to purchase common stock upon the effectiveness of the initial public offering. In addition, the Company has issued common stock warrants to third parties in accordance with the provisions of certain debt and collaboration agreements. As of December 31, 2022, there were 470,510 common stock warrants outstanding with a weighted average exercise price of $24.70 per share and expiration dates in 2025.
11. Stock-based Compensation
Equity Plans
The Company’s 2013 Equity Incentive Plan, 2018 Inducement Equity Incentive Plan, and the 2022 Equity Incentive Plan (the “Plans”) authorize the grant of stock options, restricted stock units (“RSUs”) and other equity awards to employees, directors and consultants. As of December 31, 2022, there were 15,057,772 shares authorized under the Plans. The Company has also granted RSUs that include service or service and certain performance conditions, or performance stock units (“PSUs”). RSUs generally vest over service periods of 1-3 years at which time award recipients receive shares of common stock equivalent to the originally awarded number of RSUs. In the case of PSUs, the number of PSUs that vest will be contingent on satisfying the service period and also based on achievement of all or part of the required performance obligations. All stock options granted have a ten-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement.
Restricted Stock Unit (RSU) and Performance Stock Unit (PSU) Activity
A summary of RSU and PSU activity under the Plans is as follows:

Non-vested RSUs and PSUs	Share Equivalent	Weighted-Average Grant Date Fair Value	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Non-vested at January 1, 2022	1,333,215	$41.32	2.0	$56,302
Changes during the year:
Granted	2,067,562	24.78
Vested	(759,305)	34.25
Forfeited	(260,850)	36.05
Non-vested at December 31, 2022	2,380,622	$29.93	2.0	$19,031
The grant-date fair value of the RSUs and PSUs is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of vested RSUs and PSUs was $18.6 million, $11.7 million and $7.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The intrinsic value of vested RSUs and PSUs was $20.1 million, $44.5 million and $12.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
During 2021 and 2020, the Company modified certain performance conditions of its PSUs for approximately 10 employees in each year which were originally granted in 2020 and 2019. These stock award modifications resulted in incremental stock-based compensation expense of $3.0 million, and $4.7 million for 2021 and 2020, respectively, recognized from the date of the modification over the remaining vesting period of the awards, adjusted for performance conditions and forfeitures.
Stock Option Activity
A summary of the Company’s stock option activity under the Plans is as follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2022	2,017,791	$16.93	5.3	$51,105
Canceled and forfeited	(122,304)	21.60
Exercised	(128,627)	11.23
Outstanding at December 31, 2022	1,766,860	$17.01	4.1	$265

December 31, 2022:
Options vested and expected to vest	1,766,860	$17.01	4.1	$265
Options exercisable	1,682,399	$16.65	3.9	$265
The weighted-average grant-date fair value per share of options granted with exercise prices equal to the market price on the date of the grant was $18.89 for the year ended December 31, 2020. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2022. The aggregate intrinsic value of options exercised was $2.3 million, $26.9 million, and $39.9 million during 2022, 2021, and 2020, respectively, determined as of the option exercise date. The fair value of options vested was $2.2 million, $3.7 million and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2022:

	Outstanding		Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Remaining Contractual Life in Years
$1.92 – $12.56	299,786	4.5	296,765	4.4
$12.77 – $14.99	465,815	2.6	465,681	2.6
$15.21 – $18.55	232,108	2.5	224,001	2.2
$18.68 – $22.71	297,348	4.6	278,562	4.4
$23.00 – $66.91	471,803	5.8	417,390	5.7
	1,766,860		1,682,399
Stock-based compensation
The following table sets forth stock-based compensation expense related to stock-based arrangements under the Plans as presented within the consolidated statement of operations for the years ended December 31 (in thousands):

	2022	2021	2020
Cost of revenue	$2,397	$1,870	$983
Research and development	5,972	5,723	3,864
Selling, general and administrative	15,330	21,270	13,643
Total stock-based compensation expense	$23,699	$28,863	$18,490
As of December 31, 2022, total unrecognized stock-based compensation cost related to non-vested options and RSUs was $36.7 million for awards with a service component and $0.1 million for awards with a service and performance component. This cost will be recognized on a straight-line basis over the weighted-average remaining service period of approximately 2.0 years, for stock awards with a service component, and less than one year for stock awards with a service and performance component. The Company utilizes newly issued shares to satisfy option exercises. No tax benefit was recognized related to stock-based compensation cost since the Company has not reported taxable income to date and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.
Valuation assumptions
The Company grants RSUs to employees, directors and consultants and PSUs to employees and values these awards based on the grant date fair value, using the closing stock price of the Company’s shares on the date of the grant. Stock-based compensation expense is recognized based on awards ultimately expected to vest using actual forfeitures when incurred. The percentage achievement and vesting of PSU awards are contingent upon the achievement of predetermined tiered revenue performance goals. The Company assesses the probability of the awards expected to vest, based on the performance goals, and if probable, records compensation expense over the estimated service period. Updates to the expected probability are recorded cumulatively and remaining compensation expense, if any, is recognized over the remaining estimated service period.
Prior to January 1, 2021, the company granted stock options to employees, directors and consultants. The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2020
Risk-free interest rates	0.54% — 1.69%
Expected term (years)	6.08 — 6.08
Expected dividend yield	—%
Expected volatility	53.0% — 59.6%
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
During 2022, 2021 and 2020, shares issued under the ESPP were 150,341, 64,809 and 89,477, respectively. The Company recorded share-based compensation expense for shares issued from the ESPP of $2.2 million, $1.3 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. A total of 2,204,647 shares of common stock have been reserved for issuance under the ESPP, of which 883,793 shares were available for issuance as of December 31, 2022.
12. Defined Contribution Retirement Plan
The Company maintains a 401(k) defined contribution retirement plan covering substantially all of its employees. The plan provides for matching and discretionary contributions by the Company. Contributions were $2.4 million, $2.0 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
13. Income Taxes
Loss before income taxes for the years ended December 31 consisted of the following (in thousands):

	2022	2021	2020
Domestic	$(160,542)	$(116,178)	$(111,101)
Foreign	1,316	1,091	1,276
Loss before income taxes	$(159,226)	$(115,087)	$(109,825)
Significant components of our provision for income taxes for the years ended December 31 are as follows (in thousands):

	2022	2021	2020
Current:
Domestic	$—	$—	$—
Foreign	317	167	253
Total provision for income taxes	$317	$167	$253
A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31 are as follows (in thousands):

	2022	2021	2020
Income tax provision at federal statutory rate	$(33,706)	$(24,168)	$(23,063)
Tax on repatriated foreign earnings and other nondeductible items	284	580	348
Section 162(m) limitations	1,265	5,824	5,044
Change in tax credits	(3,501)	(2,514)	3,123
Change in valuation allowance	36,163	36,550	21,766
Changes in federal and state tax rates	2	(110)	586
Stock option exercise windfall	1,758	(9,761)	(7,683)
RTP and other true-ups	1,665	(2,823)	2,461
State and foreign tax, and other	(3,613)	(3,411)	(2,329)
Total provision for income taxes	$317	$167	$253

At December 31, 2022, for income tax return purposes the Company has gross federal and state NOL carryforwards totaling $860.1 million and tax credit carryforwards of $16.2 million. The gross federal NOL carryforwards generated during and after fiscal 2018 totaling $389.3 million are carried forward indefinitely, while all others, if not utilized, will expire beginning in 2025 through 2037. The research and development credit carryforwards generated prior to 2018 will expire beginning in 2028. The carryforwards may be subject to limitations under the Internal Revenue Code and applicable state tax law.
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
The effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities for the years ended December 31 were as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$146,108	$131,971
Research and development tax credit carryforwards	15,529	12,028
Section 174 capitalized costs	17,076	—
Operating lease liability	5,736	6,423
Stock-based compensation	6,561	6,287
Foreign tax credit carryforwards	659	659
Accruals and other	12,603	10,139
Total deferred tax assets before allowance	204,272	167,507
Less: Valuation allowance	(198,980)	(162,817)
Deferred tax assets, net	5,292	4,690
Deferred tax liabilities:
Right of use asset and other	(4,329)	(4,690)
State net operating loss adjustments	(963)	—
Deferred tax liability	(5,292)	(4,690)
Net deferred tax assets and liabilities	$—	$—
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
The Company has recorded a full valuation allowance related to its deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The table below summarizes changes in the deferred tax asset valuation allowance for the years ended December 31 (in thousands):

	2022	2021	2020
Balance at beginning of year	$162,817	$114,335	$106,438
Impact of adoption of ASU 2020-06 on debt discount (equity component) deferred tax liability	—	11,932	—
Charged to costs and expenses	36,165	36,440	8,483
Impact of change in tax rate	(2)	110	(586)
Balance at end of year	$198,980	$162,817	$114,335

The total balance of unrecognized gross tax benefits for the years ended December 31, resulting from research and development tax credits claimed on the Company’s annual tax return was as follows (in thousands):

	2022	2021	2020
Unrecognized tax benefits at beginning of year	$10,009	$9,171	$4,212
Additions based on current year tax positions	1,167	838	4,959
Unrecognized tax benefits at end of year	$11,176	$10,009	$9,171
The Company classifies applicable interest and penalties on amounts due to tax authorities as a component of the provision for income taxes. The amount of accrued interest and penalties recorded in 2022, 2021 or 2020 was not significant. The Company does not anticipate that the amount of its existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of net operating loss carryforwards in most jurisdictions, the Company’s tax years remain open for examination by U.S. taxing authorities back to 2004.
14. Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
10x Genomics
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc., or “Prognosys”, filed a complaint, and on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against the Company in the U.S. District Court for the District of Delaware. The amended complaint alleges that certain of the Company’s products, services and components sold by the Company for use in connection with its GeoMx DSP system (the “Identified GeoMx Products”) infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669, “Spatially encoded biological assays,” (b) U.S. Patent No. 10,961,566, “Spatially encoded biological assays,” (c) U.S. Patent No. 10,983,113, “Spatially encoded biological assays,” (d) U.S. Patent No. 10,996,219, “Spatially encoded biological assays,” (e) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,008,607, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,293,917, “Systems for analyzing target biological molecules via sample imaging and delivery of probes to substrate well” (the “Asserted Prognosys Patents”). The amended complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. On November 17, 2021, the Court granted the Company’s motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. Discovery is in progress. A claim construction hearing was held on February 17, 2023. A trial is scheduled for November 2023. The Company intends to vigorously defend itself in this litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College, or “Harvard”, filed a complaint, and on May 12, 2022, an amended complaint, against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that certain of the Company’s products, services and components sold by it for use in connection with its CosMx SMI system (the “Identified CosMx Products”) infringe five patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” and (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (c) U.S. Patent No. 11,293,051, “Compositions and Methods for Analyte Detection”, (d) U.S. Patent No. 11,293,052, “Compositions and Methods for Analyte Detection,” and (e) U.S. Patent No. 11,293,054, “Compositions and Methods for Analyte Detection” (the “U.S. 10x CosMx Case”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. Discovery is in progress. A claim construction hearing is scheduled for July 2023 and a trial is scheduled for June 2024. The Company intends to vigorously defend itself in this litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case. On August 16, 2022, the Company filed counterclaims in this action alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe the Company’s U.S. Patent No. 11,377,689, “Chemical Compositions and Uses Thereof.” On January 24, 2023, these counterclaims were consolidated with the claims of a separate patent infringement case that the Company filed against 10x Genomics on October 20, 2022, as discussed below.

On May 9, 2022, the Company was notified of a complaint, dated March 4, 2022, naming the Company and its wholly-owned subsidiary, NanoString Technologies Germany GmbH, which 10x Genomics, Inc. filed in the Munich Regional Court I in Germany, alleging that the Company’s CosMx SMI system and associated products and services infringe European Patent No. 2794928B1, or “EP 2794928B1”, which is owned by Harvard. The complaint seeks, among other relief, injunctive relief and damages in relation to the Company's selling and offering to sell its CosMx SMI system and associated products and services in Germany. The Company has evaluated the claims and does not believe that its activities infringe any patent rights held by 10x or Harvard. A hearing is scheduled for March 2023 in this proceeding. The Company intends to vigorously defend itself in this litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case. On July 29, 2022, the Company, through its German subsidiary, filed a nullity action with the German Federal Patent Court in Munich requesting a judgment that EP 2794928B1, as in effect for Germany, be declared invalid and be revoked in its entirety. On February 10, 2023, the German Federal Patent Court issued a preliminary and non-binding opinion in this nullity action finding that the subject matter of the asserted independent claim 1 of EP 2794928B1 potentially lacked novelty and lacked an inventive step over prior art. The preliminary opinion further addressed Harvard’s seven patent claim limitation requests, referred to as auxiliary requests, which 10x and Harvard seek to have applied in the event that claim 1 of EP 2794928B1, as granted, proves not to be protectable. The preliminary opinion stated that the claim limitations in Auxiliary Request 1 could potentially be used to defend EP 2794928B1 over the cited prior art. The preliminary opinion further stated that Harvard would potentially not be able to use Auxiliary Requests 2 through 7 to establish novelty over the prior art. A hearing before the German Federal Patent Court is scheduled for May 2024 and a decision in the nullity action is expected following the hearing.
On October 20, 2022, the Company filed suit against 10x Genomics, Inc. in the U.S. District Court for the District of Delaware alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe the Company's U.S. Patent No. 11,473,142, “Chemical Compositions and Uses Thereof.” On January 24, 2023, the Company’s claims from the U.S.10x CosMx Case with respect to U.S. Patent No. 11,377,689 were consolidated with the claims in this action. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to 10x Genomics’ making, using, selling, offering to sell, exporting and/or importing in the United States the Visium system and related products and services. Discovery is in progress. A case schedule has not yet been set.
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
Purchase Commitments
At December 31, 2022 the Company has non-cancellable purchase obligations of $70.0 million related to binding commitments to purchase inventory and other research and development items, $62.1 million of which is due within the next 12 months. In addition, the Company has construction contracts, associated with one of its Seattle area facilities, of $5.0 million, which is due within the next 12 months.
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
The following common stock participating securities as of December 31 were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	2022	2021	2020
Options to purchase common stock	1,837	2,271	3,379
Restricted stock units	1,920	1,344	1,574
Common stock warrants	471	471	508

16. Subsequent Events
In February 2023, the Company’s board of directors approved an amendment to the 2018 Inducement Equity Incentive Plan to increase the number of shares of the Company’s common stock available for issuance under the plan for equity awards granted from 250,000 shares to 425,000 shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, COSO. As a result of that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On February 27, 2023, our board of directors approved an amendment to the 2018 Inducement Equity Incentive Plan to increase the number of shares of the Company’s common stock available for issuance pursuant to equity awards granted under the Inducement Plan from 250,000 shares to 425,000 shares.
The amendment to the Inducement Plan was adopted without stockholder approval pursuant to the applicable Nasdaq Listing Rules. The 2018 Inducement Equity Incentive Plan, as amended, provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the Company’s 2022 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the 2018 Inducement Equity Incentive Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception.
In accordance with the Nasdaq Listing Rules, awards under the 2018 Inducement Equity Incentive Plan, as amended, may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.
A copy of the 2018 Inducement Equity Incentive Plan, as amended, and related form agreements thereunder are attached as Exhibit 10.8, Exhibit 10.9, and Exhibit 10.10 hereto and incorporated by reference herein. The above description of the Inducement Plan, as amended, does not purport to be complete and is qualified in its entirety by reference to such exhibit.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We maintain a Code of Business Conduct that is applicable to all NanoString employees, including all directors and executive officers. Our Code of Business Conduct is published on our Investors website at https://investors.nanostring.com/home/default.aspx under “Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of the Company’s Code of Business Conduct by posting such information on the website address and location specified above.
The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 11. Executive Compensation
The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Number	Filed Herewith
2.1*†	License and Asset Purchase Agreement, dated December 3, 2019, between the Registrant and Veracyte, Inc.	8-K	December 4, 2019	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	August 8, 2013	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	January 27, 2023	3.1
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	June 13, 2013	4.1
4.2	Form of Warrant to Purchase Common Stock dated as of October 12, 2018 is issued in connection with Amended and Restated Term Loan Agreement dated as of October 12, 2018 among the Registrant and certain of the Registrant’s subsidiaries and CRG Partners III L.P., CRG Partners III-Parallel Fund “A” L.P., CRG Partners III Parallel Fund “B” (Cayman) L.P., CRG Partners III (Cayman) LEV AIV L.P. and CRG Partners III (Cayman) UNLEV AIV I L.P., and CRG Servicing LLC.	10-K	March 11, 2019	4.3
4.3	Description of Capital Stock.				X
4.4	Indenture, dated March 9, 2020, between NanoString Technologies, Inc. and U.S. Bank, National Association.	8-K	March 9, 2020	4.1
4.5	Form of 2.625% Convertible Senior Note due 2025 (included in Exhibit 4.4)	8-K	March 9, 2020	4.2
10.1	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	June 13, 2013	10.1
10.2+	2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.5
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.6
10.4+	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the 2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.7

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit	Filed Herewith
10.5+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan.	S-1/A	June 13, 2013	10.8
10.6+	Form of Notice of Performance Stock Unit Grant and Performance Stock Unit Agreement under the 2013 Equity Incentive Plan.	10-K	March 2, 2020	10.9
10.7+	2013 Employee Stock Purchase Plan.	S-1/A	June 13, 2013	10.9
10.8+	2018 Inducement Equity Incentive Plan, as amended.				X
10.9+	Form of RSU Agreement under the 2018 Inducement Equity Incentive Plan.				X
10.10+	Form of Stock Option Agreement under the 2018 Inducement Equity Incentive Plan.				X
10.11+	2022 Equity Incentive Plan.	8-K	June 17, 2022	10.1
10.12+	Form of Stock Option Agreement under the 2022 Equity Incentive Plan.	8-K	June 17, 2022	10.2
10.13+	Form of Restricted Stock Unit Agreement under the 2022 Equity Inventive Plan.	8-K	June 17, 2022	10.3
10.14+	Form of Performance-Based Restricted Stock Unit Agreement under the 2022 Equity Incentive Plan.	8-K	June 17, 2022	10.4
10.15+	Employment Agreement, dated May 24, 2010, between the Registrant and R. Bradley Gray.	S-1	May 20, 2013	10.8
10.16+	Amendment to Employment Agreement, dated August 4, 2017, between the Registrant and R. Bradley Gray.	10-Q	August 9, 2017	10.1
10.17+	Amendment to Employment Agreement dated February 28, 2020, between the Registrant and R. Bradley Gray.	10-K	March 2, 2020	10.14
10.18+	Employment Agreement, dated March 31, 2012, between the Registrant and Joseph Beechem, as amended on December 27, 2012.	S-1	January 13, 2014	10.12
10.19+	Amendment to Employment Agreement, dated December 27, 2012, between the Registrant and Joseph Beechem.	10-K	March 7, 2018	10.17
10.20+	Amendment to Employment Agreement, dated November 7, 2017, between the Registrant and Joseph Beechem.	10-K	March 7, 2018	10.18
10.21+	Amendment to Employment Agreement dated February 27, 2020, between the Registrant and Joseph Beechem.	10-K	March 2, 2020	10.21
10.22+	Employment Agreement, dated October 17, 2017, between the Registrant and J. Chad Brown.	10-K	March 7, 2018	10.19
10.23+	Amendment to Employment Agreement dated February 19, 2020, between the Registrant and J. Chad Brown.	10-K	March 2, 2020	10.23
10.24+	Transition Agreement and Release dated January 7, 2022, between the Registrant and J. Chad Brown.	10-K	March 1, 2022	10.21
10.25+	Employment Agreement, dated January 16, 2018, between the Registrant and K. Thomas Bailey.	10-K	March 7, 2018	10.20
10.26+	Amendment to Employment Agreement dated February 19, 2020, between the Registrant and K. Thomas Bailey.	10-K	March 2, 2020	10.25
10.27+	Employment Agreement dated January 6, 2022, between the Registrant and John Gerace.	10-K	March 1, 2022	10.24

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit	Filed Herewith
10.28	Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated October 19, 2007, as amended through December 22, 2014 (including Amendment No. 1 through Amendment No. 7).	10-K	March 13, 2015	10.14
10.29	Amendment No. 8 to Lease between the Registrant and BMR-530 Fairview Avenue LLC, dated February 27, 2015.	10-K	March 11, 2016	10.13
10.30	Lease between the Registrant and BMR-500 Fairview Avenue LLC, dated December 22, 2014.	10-K	March 13, 2015	10.15
10.31	Amendment No. 1 to Lease between the Registrant and BMR-500 Fairview Avenue LLC, dated June 27, 2016.	10-Q	August 4, 2016	10.1
10.32	Office Lease Agreement between the Registrant and Blume Roy Building LLC, dated December 26, 2013, as amended through November 18, 2014.	10-K	March 13, 2015	10.16
10.33	Amendment No. 2 to Office Lease Agreement between the Registrant and Blume Roy Building LLC, dated February 1, 2016.	10-Q	May 6, 2016	10.1
10.34	Amendment No. 3 to Office Lease Agreement between the Registrant and Blume Roy Building LLC, dated July 20, 2021.	10-K	March 1, 2022	10.31
10.35††	Exclusive License Agreement, dated February 4, 2004, between the Registrant and The Institute for Systems Biology.	10-Q	May 10, 2022	10.3
10.36††	Amendment No. 1 to Exclusive License Agreement, dated February 5, 2007, between the Registrant and The Institute for Systems Biology.	10-Q	May 10, 2022	10.4
10.37	Amendment No. 2 to Exclusive License Agreement, dated May 17, 2007, between the Registrant and The Institute for Systems Biology.	S-1	May 20, 2013	10.21
10.38††	Collaboration Agreement, dated August 4, 2017, between the Registrant and Lam Research Corporation.	10-Q	November 8, 2017	10.1
10.39†	Amendment #1 to Collaboration Agreement, effective May 28, 2019, between Registrant and Lam Research Corporation.	10-K	March 2, 2020	10.40
21.1	List of subsidiaries of the Registrant.	10-K	March 1, 2022	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney (contained on signature page).				X
31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date	Number	Filed Herewith
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
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
Dated: February 28, 2023

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

Signature	Title	Date

/s/ R. Bradley Gray	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
R. Bradley Gray

/s/ K. Thomas Bailey	Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2023
K. Thomas Bailey

/s/ William D. Young	Chairman of the Board of Directors	February 28, 2023
William D. Young

/s/ Elisha W. Finney	Director	February 28, 2023
Elisha W. Finney

/s/ Teresa Foy	Director	February 28, 2023
Teresa Foy

/s/ Janet George	Director	February 28, 2023
Janet George

/s/ Kirk D. Malloy	Director	February 28, 2023
Kirk D. Malloy

/s/ Gregory Norden	Director	February 28, 2023
Gregory Norden

/s/ Dana Rollison	Director	February 28, 2023
Dana Rollison

/s/ Charles P. Waite	Director	February 28, 2023
Charles P. Waite