Form 10-Q
period 2023-03-31
NanoString Technologies Inc
filed 2023-05-03
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023 OR

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
(The NASDAQ Global Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2023 there were 47,333,751 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2023

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

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$121,408	$112,250
Restricted cash and equivalents	625	898
Short-term investments	33,236	84,282
Accounts receivable, net	34,867	31,506
Inventory, net	46,711	43,273
Prepaid expenses and other	15,011	14,565
Total current assets	251,858	286,774
Property and equipment, net	47,729	44,457
Operating lease right-of-use assets	16,484	17,581
Other assets	4,344	4,600
Total assets	$320,415	$353,412
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,486	$16,619
Accrued liabilities	6,181	7,884
Accrued compensation and other employee benefits	12,604	17,494
Customer deposits	1,741	1,757
Deferred revenue, current portion	11,646	9,588
Operating lease liabilities, current portion	5,333	5,518
Total current liabilities	57,991	58,860
Deferred revenue, net of current portion	4,600	3,754
Long-term debt, net	227,001	226,622
Operating lease liabilities, net of current portion	17,203	18,362
Total liabilities	306,795	307,598
Commitment and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 47,328 and 46,719 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	864,204	855,694
Accumulated other comprehensive loss	(55)	(589)
Accumulated deficit	(850,534)	(809,296)
Total stockholders’ equity	13,620	45,814
Total liabilities and stockholders’ equity	$320,415	$353,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product	$31,146	$26,571
Service and other	4,659	4,509
Total revenue	35,805	31,080
Costs and expenses:
Cost of product revenue	17,605	11,472
Cost of service and other revenue	5,266	3,306
Total cost of revenue	22,871	14,778
Research and development	16,118	17,417
Selling, general and administrative	37,366	36,355
Total costs and expenses	76,355	68,550
Loss from operations	(40,550)	(37,470)
Other income (expense):
Interest income	1,285	151
Interest expense	(1,891)	(1,883)
Other income (expense), net	(7)	(217)
Total other expense, net	(613)	(1,949)
Net loss before provision for income tax	(41,163)	(39,419)
Provision for income tax	(75)	(81)
Net loss	$(41,238)	$(39,500)
Net loss per share — basic and diluted	$(0.88)	$(0.86)
Weighted average shares used in computing basic and diluted net loss per share	46,936	45,998
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(41,238)	$(39,500)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale debt securities	534	(974)
Comprehensive loss	$(40,704)	$(40,474)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	45,729	$5	$827,028	$(318)	$(649,753)	$176,962
Common stock issued for stock options and restricted stock units	624	—	1,035	—	—	1,035
Common stock issued for employee stock purchase plan	49	—	1,502	—	—	1,502
Tax withholdings related to net share settlements of restricted stock units	—	—	(1,505)	—	—	(1,505)
Stock-based compensation	—	—	7,785	—	—	7,785
Net loss	—	—	—	—	(39,500)	(39,500)
Other comprehensive loss	—	—	—	(974)	—	(974)
Balance at March 31, 2022	46,402	$5	$835,845	$(1,292)	$(689,253)	$145,305

Balance at January 1, 2023	46,719	$5	$855,694	$(589)	$(809,296)	$45,814
Common stock issued for stock options and restricted stock units	437	—	20	—	—	20
Common stock issued for employee stock purchase plan	172	—	1,354	—	—	1,354
Tax withholdings related to net share settlements of restricted stock units	—	—	(490)	—	—	(490)
Stock-based compensation	—	—	7,626	—	—	7,626
Net loss	—	—	—	—	(41,238)	(41,238)
Other comprehensive gain	—	—	—	534	—	534
Balance at March 31, 2023	47,328	$5	$864,204	$(55)	$(850,534)	$13,620
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(41,238)	$(39,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,626	7,667
Depreciation and amortization	3,536	1,543
Amortization of deferred financing costs	379	367
Amortization of premium on short-term investments, net	103	606
Non-cash operating lease cost	1,107	950
Allowance for inventory obsolescence and accounts receivable credit loss	2,171	610
Changes in operating assets and liabilities:
Accounts receivable	(3,489)	9,425
Inventory	(5,564)	(4,054)
Prepaid expenses and other assets	(263)	(3,050)
Accounts payable	3,209	3,924
Accrued liabilities	(82)	(3,372)
Accrued compensation and other employee benefits	(4,917)	(5,130)
Customer deposits	(16)	(16)
Deferred revenue and other liabilities	2,974	945
Operating lease liabilities	(1,285)	(1,168)
Net cash used in operating activities	(35,749)	(30,253)
Investing activities
Purchases of property and equipment	(4,982)	(3,002)
Purchase of internal-use software assets	(2,696)	(2,167)
Purchase of intellectual property	—	(750)
Proceeds from maturity of short-term investments	51,476	37,424
Purchases of short-term investments	—	(10,800)
Net cash provided by investing activities	43,798	20,705
Financing activities
Tax withholdings related to net share settlements of restricted stock units	(490)	(1,504)
Proceeds from issuance of common stock for employee stock purchase plan	1,354	1,502
Proceeds from exercise of stock options	20	1,035
Repayment of finance lease obligations	(70)	(73)
Net cash provided by financing activities	814	960
Effect of exchange rate changes on cash, restricted cash and cash equivalents	22	(23)
Net increase (decrease) in cash, restricted and cash equivalents	8,885	(8,611)
Cash, restricted cash and cash equivalents
Beginning of period	113,148	107,068
End of period	$122,033	$98,457

	March 31,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$121,408	$98,457
Restricted cash and cash equivalents	625	—
Total cash, restricted cash and cash equivalents shown in the statement of cash flows	$122,033	$98,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s proprietary chemistries enable the direct detection, identification, and quantification of individual target molecules in biological samples by attaching unique molecular reporters to each target molecule of interest. The Company currently markets and sells its proprietary technologies, consisting of (i) its spatial biology platforms, including GeoMx Digital Spatial Profiler, or “GeoMx DSP” or “GeoMx”, CosMx Spatial Molecular Imager or “CosMx SMI” or “CosMx”, and AtoMx Spatial Informatics Platform, or “AtoMx SIP” or “AtoMx”, a cloud-based informatics portal currently for use with CosMx, and (ii) its nCounter Analysis System for multi-plex bulk gene expression analysis. The GeoMx, CosMx and nCounter product platforms include instruments, related consumables, software and services, have the versatility to detect both RNA and protein expression and are able to generate reliable and reproduceable data in a variety of biological sample types.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for unaudited condensed consolidated financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations as of and for the periods presented.
Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Given the global economic climate, certain estimates are becoming more challenging, and actual results could differ materially from those estimates. The results of the Company’s operations for the three month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
The Company generates the majority of its revenue from sales of its proprietary GeoMx DSP, CosMx SMI and nCounter Analysis systems, and related consumables. Services consist of instrument service contracts for maintenance, repair and other support related to customer owned instruments, and also certain service fees for assay processing and data analysis and reporting.

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
Capitalized Internal Use Software Costs
The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal use software development costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software platforms and are included in depreciation and amortization within operating expenses in the consolidated statements of operations. Unamortized capitalized internal-use software development costs were $12.6 million and $11.8 million as of March 31, 2023 and December 31, 2022, respectively. Amortization of capitalized internal-use software costs was $1.1 million for the three months ended March 31, 2023.
Capitalized costs associated with the implementation of hosted third-party cloud computing arrangements are recorded as part of current and long-term other assets. Maintenance and training costs are expensed as incurred on a straight-line basis over the term of the related hosting arrangement. Costs are recorded within the consolidated statements of operations based on functional use of the software. Unamortized capitalized software implementation costs were $1.7 million and $1.9 million as of March 31, 2023 and December 31, 2022, respectively. Amortization of capitalized software implementation costs of hosted third-party cloud computing arrangements was $0.2 million for both the three months ended March 31, 2023 and 2022.
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

The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended March 31, 2023
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$6,019	$4,122	$1,229	$11,370
Consumables	12,747	5,372	1,657	19,776
Total product revenue	18,766	9,494	2,886	31,146
Service and other revenue	3,246	1,022	391	4,659
Total revenue	$22,012	$10,516	$3,277	$35,805

	Three Months Ended March 31, 2022
	Americas	Europe and Middle East	Asia Pacific	Total
Product revenue:
Instruments	$5,698	$1,746	$1,659	$9,103
Consumables	12,275	4,006	1,187	17,468
Total product revenue	17,973	5,752	2,846	26,571
Service and other revenue	3,288	998	223	4,509
Total revenue	$21,261	$6,750	$3,069	$31,080
Total revenue in the United States was $21.3 million and $20.4 million, for the three month periods ended March 31, 2023 and 2022, respectively. The Company’s assets are primarily located in the United States and therefore are not allocated to any specific geographic region.
Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $16.0 million and $13.0 million as of March 31, 2023 and December 31, 2022, respectively, and customer deposits of $1.7 million and $1.8 million as of March 31, 2023 and December 31, 2022, respectively, included within the condensed consolidated balance sheets. Total contract liabilities increased by $3.0 million as of March 31, 2023 as a result of additional deferred revenue of $6.7 million associated primarily with new or extended service contracts partially offset by the recognition of previously deferred revenue and customer deposits of $3.7 million for the completion of certain performance obligations during the period. The Company recorded contract assets of $1.5 million and $1.1 million as of March 31, 2023 and December 31, 2022, related to revenues recognized, but not yet invoiced to customers. The Company’s contractual payment terms for its contracts with customers approximates 40 days on average.
As of March 31, 2023, unsatisfied or partially unsatisfied performance obligations related to undelivered products and service contracts were $17.7 million and are expected to be completed over the term of the related contract or as products are delivered.
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

The following shares were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	1,728	1,945
Restricted stock units	2,563	1,232
Common stock warrants	471	471
5. Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured and the Company holds cash deposits above the limits for federal insurance. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. Additionally, the Company evaluates collectability risk over the life of its receivables in order to establish an appropriate reserve for certain receivables that may become uncollectible in future periods. The Company has not experienced significant credit losses to date. During the three months ended March 31, 2023 and 2022, the Company had no customers that individually represented more than 10% of total revenue. The Company had no customers that represented more than 10% of total accounts receivable as of March 31, 2023 or December 31, 2022.
The Company is also subject to supply chain risks related to the outsourcing of the manufacturing and production of its instruments to sole suppliers. Although there are a limited number of manufacturers for instruments of this type, the Company believes that other suppliers could provide similar products on comparable terms. Similarly, the Company sources certain raw materials used in the manufacture of consumables from sole suppliers. A change in or loss of suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.
6. Short-term Investments
Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of March 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$15,291	$1	$(30)	$15,262
Government-related debt securities	18,001	—	(27)	17,974
Total available-for-sale debt securities	$33,292	$1	$(57)	$33,236

Type of securities as of December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$62,862	$—	$(359)	$62,503
Government-related debt securities	22,009	—	(230)	21,779
Total available-for-sale debt securities	$84,871	$—	$(589)	$84,282
The fair values of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	March 31, 2023	December 31, 2022
Maturing in one year or less	$33,236	$81,004
Maturing in one to three years	—	3,278
Total available-for-sale debt securities	$33,236	$84,282
The Company has both the intent and ability to sell its available-for-sale debt securities maturing greater than one year within 12 months from the balance sheet date and, accordingly, has classified these securities as current in the condensed consolidated balance sheets.

The following table summarizes investments that have been in a continuous unrealized loss position as of March 31, 2023 (in thousands).

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Corporate debt securities	$8,474	$(28)	$3,498	$(2)	$11,972	$(30)
Government-related debt securities	—	—	17,974	(27)	17,974	(27)
Total	$8,474	$(28)	$21,472	$(29)	$29,946	$(57)
The Company invests in securities that are rated investment grade or better. The unrealized losses on available-for-sale debt securities as of March 31, 2023 were caused primarily by interest rate increases.
The Company reviews the individual securities in its portfolio for impairment when events indicate the fair value of the investments may be below the carrying value. The Company reviews the individual securities in its portfolio for indications that unrealized losses are credit related and require an allowance to be recorded at the present value of the future expected cash flows. The Company determined unrealized losses were not for credit losses and therefore did not record an allowance related to its available-for-sale debt investments for the three month period ended March 31, 2023. The Company did not record any impairment charges related to its available-for-sale debt investments for the three month period ended March 31, 2023.
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

The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

	Fair value measurement using:
Type of securities as of March 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$110,444	$—	$—	$110,444
Short-term investments:
Corporate debt securities	—	15,262	—	15,262
U.S. Government-related debt securities	—	17,974	—	17,974
Total	$110,444	$33,236	$—	$143,680

	Fair value measurement using:
Type of securities as of December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$104,294	$—	$—	$104,294
Short-term investments:
Corporate debt securities	—	62,503	—	62,503
U.S. Government-related debt securities	—	21,779	—	21,779
Total	$104,294	$84,282	$—	$188,576
In March 2020, the Company issued $230.0 million of Convertible Notes as described in more detail in Note 9. Long-term Debt, Net. As of March 31, 2023, the fair value of the Convertible Notes was $184.0 million.
8. Inventory
Inventory, net of related reserves, consisted of the following as of the date indicated (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$12,825	$11,013
Intermediate manufactured components	14,596	14,715
Finished goods	19,290	17,545
Total inventory, net	$46,711	$43,273
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
The Company was not allowed to redeem the Convertible Notes prior to March 5, 2023, and no sinking fund is provided for the Convertible Notes. On or after March 5, 2023, the Company may redeem for cash all or any portion of the Convertible Notes, at its option, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.
The Convertible Notes do not contain any financial or operating covenants or any restrictions on the issuance of other indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes indenture contains customary events of default, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the Convertible Notes will automatically become due and payable. The debt issuance costs of $7.4 million are amortized to interest expense using the effective interest method over five years, the contractual term of the Convertible Notes, with an effective interest rate of 3.3%.
The Company monitors the provision of the Convertible Notes that allow for certain conversion rights at each quarterly reporting date in order to determine whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. As of the date of this report, none of the outstanding convertible notes had been redeemed by the Company. Based on the closing price of our common stock of $9.90 on the last trading day of the quarter, the if-converted values of the Convertible Notes did not exceed the remaining principal balance as of March 31, 2023.
All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balances of the Company’s Convertible Notes and previously outstanding term loan consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Outstanding principal of Convertible Note	$230,000	$230,000
Less: unamortized issuance costs	(2,999)	(3,378)
Long-term debt, net	$227,001	$226,622
The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$1,509	$1,509
Amortization of issuance costs	379	367
Total interest expense	$1,888	$1,876
10. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
10x Genomics
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, and on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against the Company in the U.S. District Court for the District of Delaware. The complaint, as amended, alleges that certain of the Company’s products, services and components sold by the Company for use in connection with its GeoMx DSP system (the “Identified GeoMx Products”) infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669, “Spatially encoded biological assays,” (b) U.S. Patent No. 10,961,566, “Spatially encoded biological assays,” (c) U.S. Patent No. 10,983,113, “Spatially encoded biological assays,” (d) U.S. Patent No. 10,996,219, “Spatially encoded biological assays,” (e) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,008,607, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,293,917, “Systems for analyzing target biological molecules via sample imaging and delivery of probes to substrate well” (the “Asserted Prognosys Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. On November 17, 2021, the Court granted the Company’s motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. Discovery is in progress. A claim construction hearing was held on February 17, 2023. A trial is scheduled for November 2023. The Company intends to vigorously defend itself in this litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case.
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint, on May 12, 2022, an amended complaint, and on March 1, 2023, a second amended complaint, against the Company in the U.S. District Court for the District of Delaware (the “U.S. 10x CosMx Case”). The complaint, as amended, alleges that certain of the Company’s products, services and components sold by it for use in connection with its CosMx SMI system (the “Identified CosMx Products”) infringe six patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (c) U.S. Patent No. 11,293,051, “Compositions and Methods for Analyte Detection”, (d) U.S. Patent No. 11,293,052, “Compositions and Methods for Analyte Detection,” (e) U.S. Patent No. 11,293,054, “Compositions and Methods for Analyte Detection,” and (f) U.S. Patent No. 11,542,554, “Method and Apparatus for Volumetric Imaging”. The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. On May 1, 2023, the Company filed a motion to amend its answer, affirmative defenses, and counterclaims to the plaintiffs’ second amended complaint to assert the affirmative defense of unclean hands and new counterclaims for an antitrust violation under Section 2 of the Sherman Act, various state law violations, and breach of contract. Discovery is in progress. A claim construction hearing is scheduled for December 2023 and a trial is scheduled for September 2024. The Company intends to vigorously defend itself in this litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case. On August 16, 2022, the Company filed counterclaims in this action alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe the Company’s U.S. Patent No. 11,377,689, “Chemical Compositions and Uses Thereof.” On January 24, 2023, these counterclaims were consolidated with the claims of a separate patent infringement case that the Company filed against 10x Genomics on October 20, 2022, as discussed below.
On May 9, 2022, the Company was notified of a complaint, dated March 4, 2022, naming the Company and its wholly-owned subsidiary, NanoString Technologies Germany GmbH, which 10x Genomics, Inc. filed in the Munich Regional Court I in Germany, alleging that the Company’s CosMx SMI system and associated products and services infringe European Patent No. 2794928B1 (“EP 2794928B1”), which is owned by Harvard. The complaint seeks, among other relief, injunctive relief and damages in relation to the Company’s selling and offering to sell its CosMx SMI system and associated products and services in Germany. The Company has evaluated the claims and does not believe that its activities infringe any patent rights held by 10x or Harvard. A hearing in this proceeding took place in Munich on March 23, 2023 and a ruling is expected in May 2023. The Company intends to vigorously defend itself in this litigation. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this case. On July 29, 2022, the Company, through its German subsidiary, filed a nullity action with the German Federal Patent Court in Munich requesting a judgment that EP 2794928B1, as in effect for Germany, be declared invalid and be revoked in its entirety. On February 10, 2023, the German Federal Patent Court issued a preliminary and non-binding opinion in this nullity action finding that the subject matter of the asserted independent claim 1 of EP 2794928B1 potentially lacked novelty and potentially lacked an inventive step over prior art. The preliminary opinion further addressed Harvard’s seven patent claim limitation requests, referred to as auxiliary requests, which 10x and Harvard seek to have applied in the event that claim 1 of EP 2794928B1, as granted, proves not to be protectable. The preliminary opinion stated that the claim limitations in Auxiliary Request 1 could potentially be used to defend EP 2794928B1 over the cited prior art. The preliminary opinion further stated that Harvard would potentially not be able to use Auxiliary Requests 2 through 7 to establish patentability over the prior art. A hearing before the German Federal Patent Court is scheduled for May 2024 and a decision in the nullity action is expected following the hearing.
On October 20, 2022, the Company filed suit against 10x Genomics, Inc. in the U.S. District Court for the District of Delaware alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe the Company’s U.S. Patent No. 11,473,142, “Chemical Compositions and Uses Thereof.” On January 24, 2023, the Company’s counterclaims from the U.S. 10x CosMx Case with respect to U.S. Patent No. 11,377,689 were consolidated with the claims in this action. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to 10x Genomics’ making, using, selling, offering to sell, exporting and/or importing in the United States the Visium Spatial Gene Expression system and related products and services. Discovery is in progress. A trial in this consolidated case is scheduled for December 2024.
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
Forward-looking statements can be identified by words such as “believe,” “anticipate,” “could,” “continue,” “depends,” “expect,” “expand,” “forecast,” “intend,” “predict,” “plan,” “rely,” “should,” “will,” “may,” “seek,” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:
•our expectations regarding our future operating results and capital needs, including our expectations regarding revenue, operating expenses, sufficiency of cash on hand and net loss;
•our expectations regarding the commercial trajectory of our spatial biology products, including our ability to maintain and grow sales of our GeoMx Digital Spatial Profiler and CosMx Spatial Molecular Imager platforms and to develop our AtoMx Spatial Informatics Platform;
•our expectations regarding future sales and profitability of our nCounter platform;
•statements regarding our profitability and cash flow, including our ability to realize expected cost savings and related benefits from our previous reorganization and restructuring initiatives;
•our expectations that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months;
•our expectations regarding the competitive position, market size and growth potential for our business;
•our expectations regarding management of growth, including our ability to expand our customer base, develop new products, enter new markets, and hire and retain key personnel;
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
Our ecosystem of solutions consists of (i) our spatial biology platforms, including our GeoMx Digital Spatial Profiler, or “GeoMx DSP” or “GeoMx”, our CosMx Spatial Molecular Imager, or “CosMx SMI” or “CosMx”, and our AtoMx Spatial Informatics Platform, or “AtoMx SIP” or “AtoMx”, a cloud-based, open source and fully integrated informatics solution for use with GeoMx and CosMx, and (ii) our nCounter Analysis System, our original product platform for multi-plex bulk gene expression analysis. All our product platforms include instruments, related consumables, software and services, have the versatility to detect both RNA and protein expression and are able to generate reliable and reproduceable data in a variety of biological sample types, including formalin fixed paraffin embedded, or FFPE, sample types. Our product platforms allow our customers to progress their research in areas such as oncology, immunology and neurology. We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain markets.
Spatial Biology Platforms
GeoMx DSP, which was commercially launched in 2019, is a pioneering product platform in the emerging field of spatial biology. While nCounter and other common gene expression analysis technologies use bulk analysis approaches, GeoMx is used to analyze selected regions of an intact biological sample without the need to reduce or destroy the sample, enabling researchers to see how gene expression might vary across those regions. CosMx SMI, which was commercially launched in December 2022, is a new product platform in the field of spatial biology and complements our GeoMx DSP platform. While GeoMx offers researchers the ability to profile gene expression activity in a selected region of interest that may contain multiple cells or cell types, CosMx is designed to enable multiplexed spatial profiling of RNA and protein targets at a single and sub-cellular resolution level. While GeoMx allows for more rapid, higher throughput analysis of gene expression activity in selected regions of interest, CosMx is designed to allow researchers to “drill down” into a specific single cell or sub-cellular area in a region of interest to gather more information as desired or required. As of March 31, 2023, we had installed approximately 385 spatial biology platforms, which customers have used to publish approximately 232 peer-reviewed papers featuring our spatial biology platforms.
AtoMx SIP, which was commercially launched in December 2022, is a new cloud-based, open source spatial biology informatics platform, initially for use with CosMx, and eventually also with GeoMx. Researchers’ desire for ever larger amounts of data in their spatial biology experiments has led to significant “big data” management issues, including the ability to store, access and efficiently analyze experimental data at a reasonable cost. AtoMx is designed to enable researchers to perform image analysis and data visualization, as well as sharing of data and analysis with collaborators, using scalable and on-demand cloud images generated by spatial biology experiments, while avoiding the large computing infrastructure and security costs associated with operating in-house data centers. AtoMx is currently available to researchers using CosMx, and is expected to be made available for GeoMx users by the end of 2023.

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
nCounter Platform
nCounter, which was commercially launched in 2008, is used to conduct what is known as “bulk” gene expression analysis, whereby biological samples are first reduced, and then gene expression, specifically quantities of selected RNA or proteins, are measured at their average levels throughout the totality of the sample. nCounter can be used to analyze the activity of up to 800 genes in a single experiment. As of March 31, 2023, we had an installed base of approximately 1,130 nCounter systems, which our customers have used to publish more than 6,820 peer-reviewed and research papers featuring our nCounter platform.
Our total revenue increased $4.7 million to $35.8 million for the three months ended March 31, 2023, compared to $31.1 million for the first three months of 2022. We derive a substantial majority of our revenue from the sale of our products, which consist of our GeoMx, CosMx, and nCounter instruments and related proprietary consumables. Our instruments are designed to work only with our consumables products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumables sales to become an increasingly important driver of our operating results. Our consumables include our standardized GeoMx and nCounter panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and the Prosigna breast cancer assay which is manufactured for our partner Veracyte Inc, or Veracyte. We also derive revenue from processing fees related to proof-of-principle studies, including from our GeoMx DSP and CosMx TAP which we conduct for potential customers. For GeoMx, CosMx and nCounter, we offer extended service contracts and generate service revenue. We also expect to generate revenue in future periods from AtoMx in the form of software subscription fees which include license, cloud computing, and data storage.
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables, including our panels, custom code sets and reagent packages, at our greater Seattle, Washington area facilities.
We focus a substantial portion of our resources on developing new technologies, products, and solutions. Research and development expense totaled $16.1 million and $17.4 million for the three months ended March 31, 2023 and 2022, respectively. We intend to continue to make significant investments in research and development to support our existing instrument platforms and related consumables offerings, as well as research and development of new technologies.
We have never been profitable and had net losses of $41.2 million and $39.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, our accumulated deficit was $850.5 million.
Results of Operations
Revenue
Our product revenue is derived from sales of our spatial biology and nCounter platform instruments and related consumables. There may be fluctuations in sales mix between instruments and consumables from period to period.
Service revenue consists of fees associated with service contracts and revenue from our Technology Access Program, or TAP, in which we offer customers trial or early access to our product platforms and generate data and perform analysis services on their behalf. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies, and clinical laboratories.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors, and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer.

	Three Months Ended March 31,
	2023		2022		% Change
	(Dollars in thousands)
Americas	$22,012	62%	$21,261	68%	4%
Europe & Middle East	10,516	29%	6,750	22%	56%
Asia Pacific	3,277	9%	3,069	10%	7%
Total revenue	$35,805	100%	$31,080	100%	15%

The following table reflects the breakdown of our revenue into the primary components of instruments, consumables and service and other.

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollars in thousands)
Instruments	$11,370	$9,103	25%
Consumables	19,776	17,468	13%
Service and other revenue	4,659	4,509	3%
Total revenue	$35,805	$31,080	15%
Instrument revenue during the three month period ended March 31, 2023 increased as compared to the same period in 2022, primarily as a result of increased shipments of our spatial biology systems, in particular of our CosMx systems. The increase was partially offset by lower instrument shipments for our nCounter platform, which is in a more mature phase of its product life cycle.
Consumables revenue currently includes sales of consumables for our spatial biology systems and for nCounter, and sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue increased for the three month period ended March 31, 2023 as compared to the same period in 2022. The increase in consumables revenue for the three month period ended March 31, 2023 was driven by higher spatial biology consumables sales, as our installed base of spatial biology instruments increased significantly as compared to the same period in 2022.
Service and other revenue for the three month period ended March 31, 2023 was approximately flat as compared to the same period of 2022, due primarily to growth in our instrument installed bases and the corresponding service contract revenue, offset by decreased revenue from our TAP program.
We expect our product and service revenue may increase in future periods, primarily as a result of increased shipments of spatial biology systems and the sale of related spatial biology consumables and services.
Cost of Revenue; Gross Profit; and Gross Margin
Cost of revenue consists primarily of costs incurred in the production process including costs of purchasing instruments from third-party contract manufacturers, consumable component materials and assembly labor and overhead, installation, warranty, service and packaging, and delivery costs. In addition, cost of product and service revenue includes royalty costs for licensed technologies included in our products, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. We provide a one-year warranty for our GeoMx, CosMx and nCounter systems and establish a reserve for warranty repairs based on historical warranty repair costs incurred.

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollars in thousands)
Cost of revenue	$22,871	$14,778	55%
Gross profit	12,934	16,302	(21)%
Gross margin	36%	52%
For the three month period ended March 31, 2023, cost of revenue increased as compared to the same period of 2022, due primarily to a higher volume of instruments sold, a higher volume of consumables sales and increased costs associated with providing service for our growing installed base of systems. In addition to volume driven cost of revenue increases, during the period we continued to make increased investments to support our manufacturing capabilities across all of our platforms, and incurred increased development amortization costs associated with our AtoMx platform. In accordance with internal policies, during the current period we recorded an increase to our inventory reserves resulting primarily from the shifting mix of spatial biology consumables sales away from our more targeted consumable panels toward our GeoMx whole transcriptome assay and other newer spatial biology consumables products.
Our gross margins on revenue for the three month period ended March 31, 2023 decreased as compared to the same period of 2022 due to a shift in instrument sales mix toward CosMx SMI instruments, which are currently selling at lower gross margins due to lower manufacturing yields and higher unit production costs than are expected to be incurred in future periods as we scale CosMx production. In addition, our gross margins were negatively impacted by the increase in inventory reserves recorded during the period.

We expect our cost of revenue will increase in future periods with the anticipated growth in sales of our spatial biology platforms. We also expect to continue to make investments in our operations to support the growth of our business and that may improve our manufacturing efficiency and reduce production costs. We expect these investments and potential cost increases may be partially offset by the expected reduction in unit costs for CosMx as we scale production and more moderate expense growth in future periods as we continue to realize the benefits of certain reductions in employee and other operating costs associated with our previously announced reorganization and restructuring initiatives.
We expect our gross margin may fluctuate in future periods. Variability will depend in part on the level of our consumables revenue, for which we typically record higher gross margins and operate the manufacturing process directly, as compared to our instrument sales or service revenue, for which we typically record lower gross margins. Our gross margins may also vary depending on potential expenses we may incur for regulatory compliance, quality assurance or activities and investments related to the expansion of our manufacturing capacity or improvements in our manufacturing efficiency. In addition, as business activity has recovered through the pandemic, the cost and global availability of certain raw materials and other supplies have been impacted. While to date our operations and supply chain costs have not been materially impacted, our gross margins could be affected in the future by changes in the cost or availability of certain raw materials or supplies. Notwithstanding the foregoing, we expect our gross margins may increase in the longer term as consumables sales become a larger percentage of our total revenue and as we continue to realize improved gross margins on our CosMx instrument at greater production scale and manufacturing efficiency.
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

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollars in thousands)
Research and discovery	$4,175	$4,263	(2)%
Manufacturing, support and service	1,848	1,627	14%
Product and process engineering	7,263	8,244	(12)%
Regulatory and medical affairs	64	368	(83)%
Facilities and overhead	2,768	2,915	(5)%
Total research and development expense	$16,118	$17,417	(7)%
Research and development expenses for the three month period ended March 31, 2023 decreased as compared to the same period in 2022, due primarily to lower personnel related costs resulting largely from our previously announced reorganization and restructuring activities, as well as the conclusion of certain product development activities relating to CosMx and AtoMx. These decreases were partially offset by higher personnel and supply costs and professional fees related to the development of future versions of our AtoMx platform and new consumables products for our spatial biology platforms.
We continue to invest in product development activities associated with our spatial biology platforms and our AtoMx SIP. We expect research and development expense may increase modestly in future periods, reflecting the impact of increasing investments in our spatial biology and other future projects and technologies, offset by certain reductions in employee and other expenses related to our previously announced reorganization and restructuring initiatives.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal, and general management functions, as well as professional fees for legal, insurance, consulting, and accounting services.

Selling, general, and administrative expense was as follows:

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollars in thousands)
Selling, general and administrative expense	$37,366	$36,355	3%
Selling, general, and administrative expense for the three month period ended March 31, 2023 increased slightly as compared to the same period in 2022, with increased travel and trade show related activities and higher costs associated with ongoing legal proceedings, offset by lower personnel related costs resulting from our previously announced reorganization and restructuring initiatives as well as decreases in professional fees.
We expect selling, general and administrative expenses may increase modestly in future periods as the number of technical support and administrative personnel grows to support the expected growth of our spatial biology installed base and as we incur expenses related to ongoing legal proceedings, with growth in those expenses offset by certain reductions in employee and other expenses related to our previously announced reorganization and restructuring initiatives.
Other Income (Expense)

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollars in thousands)
Interest income	$1,285	$151	751%
Interest expense	(1,891)	(1,883)	—%
Other income (expense), net	(7)	(217)	(97)%
Total other expense, net	$(613)	$(1,949)	(69)%
Other income and expense items are comprised primarily of interest income earned on our cash equivalents and short term investments and interest paid on our outstanding convertible debt. Our total other expense, net for the three month period ended March 31, 2023 decreased as compared with the same period in the prior year, due primarily to increased interest income associated with higher yields on our short term investments, partially offset by increased losses on the remeasurement of foreign currency transactions into our functional currency of U.S. dollars, as a result of volatility in foreign exchange conversion rates associated primarily with the Euro and British pound sterling.
We continue to maintain a cash preservation investment strategy and, as a result, held the majority of our cash and cash equivalents in money market or other short duration fixed income positions for which yields have historically been very low. While we have seen improvement in interest rates available for investments resulting from the Federal Reserve responding to increasing inflation and other macroeconomic factors, at this time, we do not expect to see material increases in our interest income.

Liquidity and Capital Resources

	March 31, 2023	December 31, 2022	Change
	(In thousands)
Cash and cash equivalents	$121,408	$112,250	$9,158
Short-term investments	33,236	84,282	(51,046)
Total cash and cash equivalents and short-term investments	$154,644	$196,532	$(41,888)

	Three Months Ended March 31,
	2023	2022	Change
	(In thousands)
Cash used in operating activities	$(35,749)	$(30,253)	$(5,496)
Cash provided by investing activities	43,798	20,705	23,093
Cash provided by financing activities	814	960	(146)
Effect of foreign exchange on cash and cash equivalents	22	(23)	45
Net increase (decrease) in cash and cash equivalents	$8,885	$(8,611)	$17,496
Changes in Cash Flow
Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities consisted of our net loss of $41.2 million and net increases in our operating assets and liabilities of $9.4 million, partially offset by approximately $14.9 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of right-of-use assets.
For the three months ended March 31, 2022, net cash used in operating activities consisted of our net loss of $39.5 million, partially offset by $11.7 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence and bad debts and amortization of right-of-use assets.
Investing Activities
Our most significant investing activities for the three months ended March 31, 2023 and 2022, respectively, were related to the purchase, maturity and sale of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider cash flows related to management of our short-term investments to be important to an understanding of our liquidity and capital resources.
For the three months ended March 31, 2023 and 2022, we purchased property and equipment totaling $5.0 million and $3.0 million, respectively, which we believe will be required to support the growth and expansion of our operations. In addition, for the three months ended March 31, 2023 and 2022, we have invested $2.7 million and $2.2 million, respectively, related to the development of software and technology to support AtoMx.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 consisted primarily of $1.4 million and $2.5 million, respectively, of net proceeds from the exercise of stock options and other equity awards including our Employee Stock Purchase Plan. These proceeds were partially offset by tax withholdings related to the net settlement of restricted stock units of $0.5 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.
Short-term Investments
Our cash, cash equivalents, and short-term investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss.

Financial Condition
Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property and, to a lesser extent, sales of certain assets. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $154.6 million, compared to $196.5 million as of December 31, 2022.
We believe our existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to meet these material cash requirements and fund our operating requirements for the next 12 months and beyond, including working capital requirements, capital expenditures and other operational investments.
Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Any future funding requirements will depend on many factors, including: market acceptance and the level of sales of our existing products and new products; the effect of competing technological and market developments; the effectiveness of our commercial sales and field service organizations; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing, and distribution capabilities; the cost of our research and development activities; the impact of, and anticipated cost savings resulting from, our previously announced reorganization and restructuring initiatives; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions. We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through partnership, collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets; delay or reduce the scope of or eliminate some or all of our research and development programs, launch activities, or commercialization of our products; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; reduce marketing, customer support or other resources devoted to our products; or cease operations.
Material Cash Requirements
Our principal uses of cash are funding our operations, capital expenditures, working capital requirements and satisfaction of any outstanding obligations under our debt agreements.
Our material cash requirements for fiscal 2023 include non-cancelable purchase commitments for long-lead time inventory, research and development items, software development for internal-use projects and property and equipment and lease payments for office, laboratory and manufacturing spaces; and interest payments related to our convertible notes. We expect capital expenditures to increase in fiscal year 2023 as compared to fiscal 2022, due primarily to planned investments in manufacturing capacity and efficiency, and in software development for internal-use projects. As of March 31, 2023, we had future long-term interest payment obligations of $12.1 million, of which $6.0 million is payable within 12 months, and total operating and financing lease obligations of $27.5 million, of which $7.0 million is payable within 12 months. See Note 9. Long-term Debt, Net of the Notes to the Consolidated Financial Statements of this report. In addition, our purchase commitments as of March 31, 2023 are $61.1 million, of which $59.9 million is payable within 12 months.
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

Critical accounting policies and significant estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:
•revenue recognition;
•stock-based compensation;
•inventory valuation; and
•income taxes.
For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023 and Note 2 of the Notes to the Condensed Consolidated Financial Statements under Item 1 of this report.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on April 1, 2023 and sustained throughout the period ended March 31, 2024, would not be material.
Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of March 31, 2023, the fair market value of the Convertible Notes was $184.0 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.
Foreign Currency Exchange Risk
As we continue to expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, a majority of our revenue has been denominated in U.S. dollars, although we sell our products and services directly in certain markets outside of the United States denominated in local currency, principally the Euro and the British pound sterling. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows are and will be subject to potentially greater fluctuations due to foreign currency exchange rate fluctuations. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.
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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, and on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against us in the U.S. District Court for the District of Delaware. The complaint, as amended, alleges that certain of our products, services and components sold by us for use in connection with our GeoMx DSP system (the “Identified GeoMx Products”) infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669, “Spatially encoded biological assays”, (b) U.S. Patent No. 10,961,566, “Spatially encoded biological assays,”(c) U.S. Patent No. 10,983,113,“Spatially encoded biological assays,” (d) U.S. Patent No. 10,996,219, “Spatially encoded biological assays,” (e) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,008,607, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,293,917, “Systems for analyzing target biological molecules via sample imaging and delivery of probes to substrate well” (the “Asserted Prognosys Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. On November 17, 2021, the Court granted our motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. Discovery is in progress. A claim construction hearing was held on February 17, 2023. A trial is scheduled for November 2023. We intend to vigorously defend ourselves in this litigation.
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint, and on May 12, 2022, an amended complaint, and on March 1, 2023, a second amended complaint, against us in the U.S. District Court for the District of Delaware (the “U.S. 10x CosMx Case”). The complaint, as amended, alleges that certain of our products, services and components sold by us for use in connection with our CosMx SMI system (the “Identified CosMx Products”) infringe six patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” and (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (c) U.S. Patent No. 11,293,051, “Compositions and Methods for Analyte Detection”, (d) U.S. Patent No. 11,293,052, “Compositions and Methods for Analyte Detection,” and (e) U.S. Patent No. 11,293,054, “Compositions and Methods for Analyte Detection,” and (f) U.S. Patent No. 11,542,554, “Method and Apparatus for Volumetric Imaging”. The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. On May 1, 2023, we filed a motion to amend our answer, affirmative defenses, and counterclaims to the plaintiffs’ second amended complaint to assert the affirmative defense of unclean hands and new counterclaims for an antitrust violation under Section 2 of the Sherman Act, various state law violations, and breach of contract. Discovery is in progress. A claim construction hearing is scheduled for December 2023 and a trial is scheduled for September 2024. We intended to vigorously defend ourselves in in this litigation. On August 16, 2022, we filed counterclaims in this action alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,377,689, “Chemical Compositions and Uses Thereof.” On January 24, 2023 these counterclaims were consolidated with the claims of a separate patent infringement case that we filed against 10x Genomics on October 20, 2022, as discussed below.
On May 9, 2022, we were notified of a complaint, dated March 4, 2022, naming us and our wholly-owned subsidiary, NanoString Technologies Germany GmbH, which 10x Genomics, Inc. filed in the Munich Regional Court I in Germany, alleging that our CosMx SMI system and associated products and services infringe European Patent No. 2794928B1 (“EP 2794928B1”), which is owned by Harvard. The complaint seeks, among other relief, injunctive relief and damages in relation to our selling and offering to sell our CosMx SMI system and associated products and services in Germany. We have evaluated the claims and do not believe that our activities infringe any patent rights held by 10x or Harvard. A hearing in this proceeding took place in Munich on March 23, 2023 and a ruling is expected in May 2023. We intend to vigorously defend ourselves in this litigation. On July 29, 2022, we, through our German subsidiary, filed a nullity action with the German Federal Patent Court in Munich requesting a judgment that EP 2794928B1, as in effect for Germany, be declared invalid and be revoked in its entirety. On February 10, 2023, the German Federal Patent Court issued a preliminary and non-binding opinion in this nullity action finding that the subject matter of the asserted independent claim 1 of EP 2794928B1 potentially lacked novelty and potentially lacked an inventive step over prior art. The preliminary opinion further addressed Harvard’s seven patent claim limitation requests, referred to as auxiliary requests, which 10x and Harvard seek to have applied in the event that claim 1 of EP 2794928B1, as granted, proves not to be protectable. The preliminary opinion stated that the claim limitations in Auxiliary Request 1 could potentially be used to defend EP 2794928B1 over the cited prior art. The preliminary opinion further stated that Harvard would potentially not be able to use Auxiliary Requests 2 through 7 to establish patentability over the prior art. A hearing before the German Federal Patent Court is scheduled for May 2024 and a decision in the nullity action is expected following the hearing.
On October 20, 2022, we filed suit against 10x Genomics, Inc. in the U.S. District Court for the District of Delaware alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,473,142, “Chemical Compositions and Uses Thereof.” On January 24, 2023, our counterclaims from the U.S. 10x CosMx Case with respect to U.S. Patent No. 11,377,689 were consolidated with the claims in this action. We seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to 10x Genomics’ making, using, selling, offering to sell, exporting and/or importing in the United States the Visium Spatial Gene Expression system and related products and services. Discovery is in progress. A trial in this consolidated case is scheduled for December 2024.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $41.2 million and $39.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $850.5 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses may continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, market development and the size of our addressable markets, competition and market share captured by our products, future product development, and the profit margins achieved on our products and service offerings. In addition, inflationary pressure, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent rise in inflation. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing. We previously announced certain reorganization and restructuring initiatives, under which we reduced certain employee-related expenses and other operating expenses. While we expect our operating costs will be reduced in future periods as a result of these actions, we may not fully realize all of the anticipated cost savings. As a result of these and other factors, we may never be able to generate sufficient revenue to achieve or sustain profitability.
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
We have experienced significant revenue growth in recent periods and we may not achieve similar growth rates in the future. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, the commercial launches of our GeoMx DSP and CosMx SMI platforms are a key element of our growth strategy and have required and will require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for GeoMx DSP, CosMx SMI or other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed.
Additionally, we implemented a Company-wide reduction in workforce starting in November 2022 to help achieve a more cost-efficient organization. The reduction in workforce impacted approximately 10% of our employees and we are still assessing the full impact of the reductions, which may yield unintended consequences and costs such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction in workforce, lower morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of such cost-saving measures, all of which may have an adverse effect on our results of operations or financial condition.
Our future success is dependent upon our ability to expand our customer base and introduce new applications and products.
Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories (including physician-owned laboratories) that perform or will conduct experiments using our GeoMx DSP, CosMx SMI and nCounter systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications and product platforms. We expect that increasing the installed base of our GeoMx, CosMx and nCounter, systems will drive demand for our relatively higher margin consumables products. If we are not able to successfully increase our installed base of GeoMx, CosMx or nCounter systems, sales of our consumables products and our margins may not meet expectations.
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
Few research and development projects result in successful commercial products. At any point, we may abandon development of a product candidate, which would adversely impact potential revenue and our expenses. In addition, any delay in product development would provide others with additional time to commercialize competing products before we do, which in turn may adversely affect our growth prospects and operating results. For example, our inability to successfully develop new consumables or capabilities for GeoMx or CosMx, or improved versions of AtoMx, would negatively impact our prospects for future revenue growth. AtoMx, which is a cloud-based informatics platform that has required complex software development, and which will require future development, was developed based on capabilities which are different than our historical research and development competencies. Our inability to attract and build the capabilities necessary to develop and operate cloud-based software would negatively impact our ability to market and sell GeoMx and CosMx instruments and consumables.
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
The extent to which health epidemics and other outbreaks, such as COVID-19, including any variants that have emerged or may emerge in the future, may impact our operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the potential business impact of COVID-19, and there can be no assurance that the COVID-19 or another future pandemic will not have a material and adverse effect on our business, operating results and financial condition. In addition, the pandemics increase the likelihood and potential severity of other risks described in the “Risk Factors” section.

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
•macroeconomic conditions, the political climate and the impact of health epidemics and other outbreaks;
•changes in the regulatory environment;
•differences in budgetary cycles;
•competitor product offerings or pricing;
•inflationary pressures, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment;
•market-driven pressures to consolidate operations and reduce costs; and
•market acceptance of relatively new technologies, such as our GeoMx, CosMx and AtoMx platforms.
In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, many of our customers reduced their activities in response to the COVID-19 pandemic, resulting in delays in instrument orders and lower consumables purchases. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.
Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.
Our instruments require a significant investment and, accordingly, our sales process involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the significant capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly, and may be up to 12 months or longer. Given the length and uncertainty of our sales cycle we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales will occur on a period-to-period basis. These factors also make it difficult to forecast revenue on a quarterly basis. For example, in the first and third quarters of 2022, our actual revenue was lower than our forecast for reasons we did not predict, including uneven sales execution and the impact of changes made to re-align our expanded commercial team early in 2022, and a significantly different instrument order mix among our GeoMx and CosMx spatial biology platforms. In addition, any failure to meet customer expectations could result in customers choosing to continue to use their existing systems or to purchase systems other than ours.
Our reliance on distributors for sales of our products outside of the United States could limit or prevent us from selling our products and impact our revenue.
We have established distribution agreements for our instruments and related consumables products in many countries where we do not sell directly. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth.

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
Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, liquidity, financial condition and prospects.
Limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed and placed in receivership and, subsequently, additional financial institutions have been placed into receivership. We have a banking relationship with SVB. While we do not believe our exposure to a potential loss of cash, cash equivalents and investments as a result of SVB’s receivership was material compared to our total cash, cash equivalents and investments, we faced delayed access to deposits and other financial assets, and a potential loss of uninsured deposits and other financial assets. Other risks faced by companies that have a business relationship with SVB included:
•loss of access to revolving existing credit facilities or other working capital sources or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•potential or actual breach of obligations, including U.S. federal and state wage laws and contracts that required them to maintain letters or credit or other credit support arrangements; and
•termination of cash management arrangements or delays in accessing or actual loss of funds subject to cash management arrangements.

As a result of U.S. government intervention, account holders subsequently regained access to their accounts, including the uninsured portion of deposit accounts; however, there is no guarantee that the U.S. government will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that the U.S. government would do so in a timely fashion. In such an event, we and parties with which we have commercial agreements may be unable to satisfy applicable obligations to, or enter into new commercial arrangements with, counterparties.
Concerns regarding the U.S. or international financial systems could impact the availability and cost of financing, thereby making it more difficult for us to acquire financing on acceptable terms or at all.
The value of our investments is subject to significant capital markets risk related to changes in interest rates and credit spreads as well as other investment risks, which may adversely affect our business, financial condition, operating results and prospects.
Our financial condition and operating results are affected by the performance of our investment portfolio. Our excess cash is invested by an external investment management service provider, under the direction of our management in accordance with our investment policy. The investment policy defines constraints and guidelines that restrict the asset classes that we may invest in by type, duration, including minimum liquidity requirements, quality and value. Our investments are subject to market-wide risks, and fluctuations, as well as to risks inherent in particular securities. The failure of any of the investment risk strategies that we employ could have a material adverse effect on our business, financial condition, operating results and prospects.
The value of our investments is exposed to capital market risks, and our results of operations, liquidity, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of: significant market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, changes in national, state/provincial or local laws and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. If we reposition or realign portions of the investment portfolio and are required to sell securities in an unrealized loss position, we will incur an other-than-temporary impairment charge or realized losses. Any such charge may have a material adverse effect on our business, financial condition, operating results and prospects.
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
We rely on third-party manufacturers, service providers and single source suppliers for some of the components and materials used in our instruments, such as Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station; Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer and GeoMx DSP, D&K Engineering, Inc. of San Diego, California, to build our CosMx SMI. We also rely on HCL Technologies Limited of India, Seattle BioSoftware Inc. of Seattle, Washington and Amazon Web Services of Seattle, Washington for software application development, cloud storage and computing services for AtoMx SIP.
Since our contracts with instrument suppliers do not commit them to carry inventory or make available any particular quantities, they may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on sole suppliers for various components we use to manufacture our consumables products. We periodically forecast our needs for such components and enter into standard purchase orders with suppliers. If we were to lose such suppliers, or if the products provided by such suppliers or third-party manufacturers are unable to meet our performance specifications, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers or manufacturers on a timely basis on acceptable terms, if at all. In addition, if as a result of global economic or political instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, disease outbreaks such as the COVID-19 pandemic, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment, or other factors impacting the global supply chain, our suppliers or third-party manufacturers experience shortages or delays for materials sourced or manufactured in the affected countries, their ability to supply us with instruments or product components may be affected. For example, in December 2022, we made our newest product platform, CosMx, available to customers. Delays or shortages in the global supply chain for certain components of the CosMx instrument may require that we source certain components from alternative suppliers that may be less experienced making components at the volumes that we may require, which may increase our costs or lead to delays in shipping instruments to our customers. From time to time, certain components of our systems and reagents reach the end of their life cycles or are obsoleted by our suppliers, and we have to procure alternative sources for these end-of-life products. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed.
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
Our consumables products are manufactured at our facilities located in the greater Seattle, Washington area using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Any unforeseen manufacturing problems, such as contamination of our facilities, equipment malfunction, quality issues with components and materials sourced from third-party suppliers, failure to strictly follow procedures or meet specifications, or reduced or blocked access to our facilities as a result of health epidemics and other outbreaks, could result in delays or shortfalls in production or require us to voluntarily recall our consumable products. Identifying and resolving the cause of any such manufacturing or supplier issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products or cancel outstanding purchase orders.

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
We manufacture our consumables products in our facilities located in the greater Seattle, Washington area. These facilities are the center for research and development, order processing, receipt of our instruments manufactured by third-party contract manufacturers and shipping products to customers. Our facilities and the equipment we use to manufacture our consumables products would be costly, and would require substantial lead time, to repair or replace. The Seattle area is situated near active earthquake fault lines. These facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes and power outages, which may render it difficult or impossible for us to produce our products for some period of time. The inability to manufacture consumables or to ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is limited, may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
We expect to generate a substantial portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.
Our revenue generated from sales to customers located outside of North America was approximately 39% and 32% for the three months ended March 31, 2023 and 2022, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
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
•global health pandemics;
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
Also, the anticipated benefit of any strategic transaction may not materialize. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, distractions of management, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.
We may fail to achieve the expected cost savings and related benefits from our reduction in workforce initiated in November 2022.
In November 2022, we announced a plan to reduce our workforce in order to enable a more cost-efficient organization. The reduction in workforce reduced employee headcount by approximately 10% by the end of 2022.
We may fail to execute on, or achieve the stated goals of, the reduction in workforce. Our plans may also change as we continue to refocus on certain key goals and priorities. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought. In addition, the reduction in workforce may negatively impact employee morale for those who are not directly impacted, which may increase employee attrition and impact future recruiting efforts, hindering our ability to achieve our key priorities. Any failure to achieve the expected benefits from the reduction in workforce could adversely affect our stock price, financial condition and ability to achieve our key priorities, as well as lead to stockholder complaints and litigation.
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
We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems, and those of our vendors, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, ransomware or other malicious code, or other disruptive events including but not limited to terrorism, war or other military activity, power loss, flooding, fire, earthquake, or other natural disasters. Additionally, geopolitical tensions related to Russia's actions in Ukraine may increase cybersecurity risks, and attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. We are increasingly dependent upon our and our vendors’ technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems, and those of our vendors, are potentially vulnerable to data security breaches and other security incidents — whether by employees or others — which may expose sensitive data to unauthorized persons. Such data security breaches and incidents, whether resulting from hacking, social engineering, phishing, or other causes could lead to the loss of confidential information, financial assets, trade secrets or other intellectual property, unauthorized access to, or disruptions to or other interruptions of, our platforms and products, or could lead to unauthorized access to or use, modification, unavailability, disclosure, loss or acquisition of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves, our customers or of other third parties that we maintain or otherwise process, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, any such access, disclosure or other loss of information could result in legal claims, investigations or proceedings by governmental entities or private parties, adverse publicity and harm to our reputation, loss of business, and significant fines, penalties, and other damages and liabilities. In addition, these breaches and incidents and other inappropriate access, and security vulnerabilities in our software, platforms, and products can be difficult to detect. Any delay in identifying them and responding to or otherwise remediating them may lead to security breaches, incidents, and unauthorized access occurring, and increased harms of the type described above. We expect to continue to expend significant resources to protect against security breaches and incidents, and could be required to expend significant amounts to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to customers or other persons or implementing additional security measures. With the increase in personnel working remotely, we and our vendors have experienced and are at increased risk for security breaches and incidents. We are taking steps in an effort to monitor and enhance the security of our technology systems and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our technology systems or data or other data or information that we maintain or that otherwise is processed in our business.
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
For example, in December 2019, we entered into a LAPA with Veracyte, pursuant to which we granted to Veracyte an exclusive worldwide license to our nCounter FLEX Analysis System, or the FLEX System, for in vitro diagnostic use and for the development and commercialization of in vitro diagnostic tests, including in vitro diagnostic devices, or IVDs, or laboratory developed tests, or LDTs, for use on the FLEX System and sold to Veracyte certain assets, including our rights with respect to the Prosigna Breast Cancer Prognostic Gene Signature Assay, the LymphMark Lymphoma Subtyping Test and the assay software modules that operate together with the FLEX System. For additional information regarding our transaction with Veracyte please see Part I, Item 1. “Business — License Agreement — Veracyte, Inc.” of our Annual Report on Form 10-K for

the year ended December 31, 2022. We cannot be certain that we will realize all of the anticipated benefits from our transaction with Veracyte and the disposition of certain of our assets pursuant to the LAPA may yet have an unforeseen detrimental impact on our business. Furthermore, transactions such as our agreement with Veracyte can be disruptive to our retained operations, divert management’s attention from day-to-day operations and potentially increase employee attrition.
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
Even where our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries, depending on the totality of circumstances, could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with the RUO designation. If the FDA were to disagree that our products can be marketed as RUO, our products could be subject to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming. If the FDA determines that our sales or distribution practices are not consistent with the RUO labeling, the FDA could consider our products to be misbranded and/or adulterated under the Federal Food, Drug, and Cosmetic Act and take adverse administrative or enforcement actions against us, such as requiring a recall or issuing a warning letter, among others, any of which could materially harm our business. In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
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

•state privacy laws, such as the California Consumer Privacy Act, California Privacy Rights Act, and similar legislation in other states;
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 31, 2023, we owned or licensed approximately 38 issued U.S. patents and approximately 31 pending U.S. patent applications, including provisional and non-provisional filings and 3 pre-nationalization PCT applications. We also owned or licensed approximately 324 pending and granted counterpart applications worldwide, including 126 country-specific validations of 17 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
Our success depends in part on obtaining patent protection for our products and processes, preserving trade secrets, patents, copyrights and trademarks, operating without infringing the proprietary rights of third parties, and acquiring licenses for technology or products. We cannot assure investors that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. As the patent and prior art landscape for translational research products grows more crowded and becomes more complex we may find it more difficult to obtain patent protection for our products including those related to digital spatial profiling, spatial molecular imaging and sequencing. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and may therefore fail to provide us with any competitive advantage. Additionally, we cannot assure investors that our currently pending or future patent applications have or will be filed in all of our potential markets. Further, we cannot assure investors that other parties will not challenge any patents issued to us or that courts or regulatory agencies will hold our patents to be valid and enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and could deprive us of the ability to prevent others from using the technologies claimed in such issued patents.
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
For example, on May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. filed a complaint, on May 19, 2021, they filed an amended complaint, and on May 4, 2022, they filed a second amended complaint, against us in the U.S. District Court for the District of Delaware. Further, on February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College filed a complaint, on May 12, 2022, an amended complaint, and on March 1, 2023, a second amended complaint, against us in the U.S District Court for the District of Delaware. In addition, on March 4, 2022, 10x Genomics, Inc. filed suit against us in the Munich Regional Court I in Germany. The complaints allege infringement of certain patents described in the complaints, and seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees). We have evaluated the plaintiffs’ claims, and do not believe that our activities infringe any patent rights held by the plaintiffs, and we intend to vigorously defend ourselves. If the plaintiffs prevail in these pending litigations, we may be prohibited from selling the alleged infringing products and services in the United States, Germany, and potentially elsewhere or be ordered to pay significant damages or both, either of which would have a material and adverse impact on our business. Even if we ultimately prevail in these litigations, litigation is costly, time-consuming and will divert our management’s attention, which could also have a material and adverse impact on our business. For additional information regarding these pending litigations, please refer to the section of this report titled “Legal Proceedings.”
Litigation may also be necessary for us to protect or enforce our patent and proprietary rights, to defend against third-party claims or to determine the scope, coverage and validity of the proprietary rights of others. For example, on October 20, 2022, we filed suit against 10x Genomics, Inc. in the U.S. District Court for the District of Delaware alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,473,142, “Chemical Compositions and Uses Thereof,” and, on January 24, 2023, our additional infringement counterclaims against 10x Genomics with respect to a second NanoString patent, U.S. Patent No. 11,377,689, were consolidated into this case. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection and reduce our ability to compete in the marketplace. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
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
•adverse events or perceptions affecting the U.S. or international financial systems; and
•the other factors described in this “Risk Factors” section.
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
At our 2023 annual meeting of stockholders, our stockholders will vote on a proposal to amend and restate our amended and restated certificate of incorporation to declassify our board of directors. If approved by stockholders, commencing with the election of directors at our next annual meeting in 2024, all directors whose terms are expiring shall be elected annually for terms of one year, and our board of directors will be completely declassified and all directors elected on an annual basis to serve one-year terms expiring at the next annual meeting beginning at the 2026 annual meeting of stockholders.
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
Item 6.    Exhibits and Financial Statement Schedules.
(a) Exhibits.

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-35980	August 8, 2013	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35980	January 27, 2023	3.1
10.1+	2018 Inducement Equity Incentive Plan, as amended.	10-K	001-35980	February 28, 2023	10.8
10.2+	Form of RSU Agreement under the 2018 Inducement Equity Incentive Plan.	10-K	001-35980	February 28, 2023	10.9
10.3+	Form of Stock Option Agreement under the 2018 Inducement Equity Incentive Plan.	10-K	001-35980	February 28, 2023	10.10
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
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

NANOSTRING TECHNOLOGIES, INC.

Date:	May 3, 2023	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)