Form 10-Q
period 2023-06-30
NanoString Technologies Inc
filed 2023-08-03
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number 001-35980

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2023 there were 47,545,550 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2023

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

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$114,305	$112,250
Restricted cash and equivalents	625	898
Short-term investments	3,297	84,282
Accounts receivable, net	42,982	31,506
Inventory, net	48,849	43,273
Prepaid expenses and other	11,387	14,565
Total current assets	221,445	286,774
Property and equipment, net	47,939	44,457
Operating lease right-of-use assets	15,458	17,581
Other assets	4,148	4,600
Total assets	$288,990	$353,412
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$20,868	$16,619
Accrued liabilities	8,649	7,884
Accrued compensation and other employee benefits	13,110	17,494
Customer deposits	2,079	1,757
Deferred revenue, current portion	12,287	9,588
Operating lease liabilities, current portion	5,440	5,518
Total current liabilities	62,433	58,860
Deferred revenue, net of current portion	4,836	3,754
Long-term debt, net	227,379	226,622
Operating lease liabilities, net of current portion	15,803	18,362
Total liabilities	310,451	307,598
Commitment and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 47,526 and 46,719 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	872,732	855,694
Accumulated other comprehensive loss (income)	4	(589)
Accumulated deficit	(894,202)	(809,296)
Total stockholders’ equity (deficit)	(21,461)	45,814
Total liabilities and stockholders’ equity (deficit)	$288,990	$353,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product	$38,886	$27,385	$70,032	$53,956
Service and other	5,271	4,834	9,930	9,343
Total revenue	44,157	32,219	79,962	63,299
Costs and expenses:
Cost of product revenue	25,090	11,961	42,695	23,433
Cost of service and other revenue	4,667	3,891	9,933	7,197
Total cost of revenue	29,757	15,852	52,628	30,630
Research and development	18,214	17,346	34,332	34,763
Selling, general and administrative	39,076	36,112	76,442	72,467
Total costs and expenses	87,047	69,310	163,402	137,860
Loss from operations	(42,890)	(37,091)	(83,440)	(74,561)
Other income (expense):
Interest income	1,527	406	2,812	557
Interest expense	(1,889)	(1,880)	(3,780)	(3,763)
Other income (expense), net	(211)	(490)	(218)	(707)
Total other expense, net	(573)	(1,964)	(1,186)	(3,913)
Net loss before provision for income tax	(43,463)	(39,055)	(84,626)	(78,474)
Provision for income tax	(205)	(184)	(280)	(265)
Net loss	$(43,668)	$(39,239)	$(84,906)	$(78,739)
Net loss per share — basic and diluted	$(0.92)	$(0.85)	$(1.80)	$(1.70)
Weighted average shares used in computing basic and diluted net loss per share	47,365	46,427	47,151	46,201
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(43,668)	$(39,239)	$(84,906)	$(78,739)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale debt securities	59	(158)	593	(1,132)
Comprehensive loss	$(43,609)	$(39,397)	$(84,313)	$(79,871)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2022	45,729	$5	$827,028	$(318)	$(649,753)	$176,962
Common stock issued for stock options and restricted stock units	624	—	1,035	—	—	1,035
Common stock issued for employee stock purchase plan	49	—	1,502	—	—	1,502
Tax withholdings related to net share settlements of restricted stock units	—	—	(1,505)	—	—	(1,505)
Stock-based compensation	—	—	7,785	—	—	7,785
Net loss	—	—	—	—	(39,500)	(39,500)
Other comprehensive loss	—	—	—	(974)	—	(974)
Balance at March 31, 2022	46,402	$5	$835,845	$(1,292)	$(689,253)	$145,305
Common stock issued for stock options and restricted stock units	76	—	264	—	—	264
Stock-based compensation	—	—	6,493	—	—	6,493
Net loss	—	—	—	—	(39,239)	(39,239)
Other comprehensive loss	—	—	—	(158)	—	(158)
Balance at June 30, 2022	46,478	$5	$842,602	$(1,450)	$(728,492)	$112,665

Balance at January 1, 2023	46,719	$5	$855,694	$(589)	$(809,296)	$45,814
Common stock issued for stock options and restricted stock units	437	—	20	—	—	20
Common stock issued for employee stock purchase plan	172	—	1,354	—	—	1,354
Tax withholdings related to net share settlements of restricted stock units	—	—	(490)	—	—	(490)
Stock-based compensation	—	—	7,626	—	—	7,626
Net loss	—	—	—	—	(41,238)	(41,238)
Other comprehensive gain	—	—	—	534	—	534
Balance at March 31, 2023	47,328	$5	$864,204	$(55)	$(850,534)	$13,620
Common stock issued for stock options and restricted stock units	198	—	92	—	—	92
Stock-based compensation	—	—	8,436	—	—	8,436
Net loss	—	—	—	—	(43,668)	(43,668)
Other comprehensive gain	—	—	—	59	—	59
Balance at June 30, 2023	47,526	$5	$872,732	$4	$(894,202)	$(21,461)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(84,906)	$(78,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,062	14,125
Depreciation and amortization	7,442	3,504
Amortization of deferred financing costs	757	732
Amortization of premium on short-term investments, net	102	1,200
Non-cash operating lease cost	2,207	1,954
Allowance for inventory obsolescence and accounts receivable credit loss	4,912	1,708
Changes in operating assets and liabilities:
Accounts receivable	(11,496)	7,920
Inventory	(11,036)	(11,531)
Prepaid expenses and other assets	3,495	(1,827)
Accounts payable	4,884	2,063
Accrued liabilities	3,164	682
Accrued compensation and other employee benefits	(4,414)	(3,453)
Customer deposits	322	310
Deferred revenue and other liabilities	3,907	1,026
Operating lease liabilities	(2,599)	(2,397)
Net cash used in operating activities	(67,197)	(62,723)
Investing activities
Purchases of property and equipment	(9,665)	(7,635)
Purchase of internal-use software assets	(3,705)	(4,118)
Purchase of intellectual property	—	(750)
Proceeds from sale of short-term investments	—	4,000
Proceeds from maturity of short-term investments	81,476	134,974
Purchases of short-term investments	—	(45,800)
Net cash provided by investing activities	68,106	80,671
Financing activities
Tax withholdings related to net share settlements of restricted stock units	(490)	(1,504)
Proceeds from issuance of common stock for employee stock purchase plan	1,354	1,502
Proceeds from exercise of stock options	112	1,300
Repayment of finance lease obligations	(126)	(183)
Net cash provided by financing activities	850	1,115
Effect of exchange rate changes on cash, restricted cash and cash equivalents	23	(104)
Net increase in cash, restricted and cash equivalents	1,782	18,959
Cash, restricted cash and cash equivalents
Beginning of period	113,148	107,068
End of period	$114,930	$126,027

	June 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$114,305	$126,027
Restricted cash and cash equivalents	625	—
Total cash, restricted cash and cash equivalents shown in the statement of cash flows	$114,930	$126,027
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business
NanoString Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on June 20, 2003. The Company’s headquarters is located in Seattle, Washington. The Company’s proprietary chemistries enable the direct detection, identification, and quantification of individual target molecules in biological samples by attaching unique molecular reporters to each target molecule of interest. The Company currently markets and sells its proprietary technologies, consisting of (i) its spatial biology platforms, including CosMx Spatial Molecular Imager or CosMx SMI, GeoMx Digital Spatial Profiler, or GeoMx, and AtoMx Spatial Informatics Platform, or AtoMx, a cloud-based informatics portal currently for use with CosMx, and (ii) its nCounter Analysis System for multi-plex bulk gene expression analysis. The CosMx, GeoMx, and nCounter product platforms include instruments, related consumables, software and services, have the versatility to detect both RNA and protein expression and are able to generate reliable and reproduceable data in a variety of biological sample types.
2. Summary of Significant Accounting Policies
Basis of Presentation and liquidity
The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for unaudited condensed consolidated financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations as of and for the periods presented. Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Given the global economic climate, certain estimates are becoming more challenging, and actual results could differ materially from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or for any other period.
Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration expected to be received in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has transferred control of a product or service to the customer, meaning the customer has the ability to use and obtain the benefit of the product or service. The Company recognizes revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control.
The Company generates the majority of its revenue from sales of its proprietary CosMx, GeoMx, and nCounter Analysis systems, and related consumables. Services consist of instrument service contracts for maintenance, repair and other support related to customer owned instruments, and also certain service fees for assay processing and data analysis and reporting.

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
Capitalized Internal Use Software Costs
The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal use software development costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software platforms and are included in depreciation and amortization within operating expenses in the consolidated statements of operations. Unamortized capitalized internal-use software development costs were $13.2 million and $11.8 million as of June 30, 2023 and December 31, 2022, respectively. Amortization of capitalized internal-use software costs was $1.1 million and $2.2 million for the three and six months ended June 30, 2023.
Capitalized costs associated with the implementation of hosted third-party cloud computing arrangements are recorded as part of current and long-term other assets. Maintenance and training costs are expensed as incurred on a straight-line basis over the term of the related hosting arrangement. Costs are recorded within the consolidated statements of operations based on functional use of the software. Unamortized capitalized software implementation costs were $1.6 million and $1.9 million as of June 30, 2023 and December 31, 2022, respectively. Amortization of capitalized software implementation costs of hosted third-party cloud computing arrangements was $0.2 million and $0.3 million for both the three and six month periods ended June 30, 2023 and 2022, respectively.
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

The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Instruments	$11,536	$3,509	$2,584	$17,629	$17,555	$7,631	$3,813	$28,999
Consumables	13,882	5,956	1,419	21,257	26,631	11,327	3,075	41,033
Service and other revenue	3,616	1,280	375	5,271	6,861	2,303	766	9,930
Total revenue	$29,034	$10,745	$4,378	$44,157	$51,047	$21,261	$7,654	$79,962

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Instruments	$5,810	$2,214	$1,514	$9,538	$11,509	$3,960	$3,172	$18,641
Consumables	12,699	4,085	1,063	17,847	24,974	8,090	2,251	35,315
Service and other revenue	3,400	1,229	205	4,834	6,687	2,227	429	9,343
Total revenue	$21,909	$7,528	$2,782	$32,219	$43,170	$14,277	$5,852	$63,299
Total revenue in the United States was $28.5 million, $21.5 million, $49.8 million and $41.9 million for the three and six month periods ended June 30, 2023 and 2022, respectively. The Company’s assets are primarily located in the United States and therefore are not allocated to any specific geographic region.
Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $16.9 million and $13.0 million as of June 30, 2023 and December 31, 2022, respectively, and customer deposits of $2.1 million and $1.8 million as of June 30, 2023 and December 31, 2022, respectively, included within the condensed consolidated balance sheets. Total contract liabilities increased by $4.2 million as of June 30, 2023 as a result of additional deferred revenue of $12.4 million associated primarily with new or extended service contracts partially offset by the recognition of previously deferred revenue and customer deposits of $8.2 million for the completion of certain performance obligations during the period. The Company recorded contract assets of $0.9 million and $1.1 million as of June 30, 2023 and December 31, 2022, respectively, related to revenues recognized, but not yet invoiced to customers. The Company’s contractual payment terms for its contracts with customers approximates 40 days on average.
As of June 30, 2023, unsatisfied or partially unsatisfied performance obligations related to undelivered products and service contracts were $19.0 million and are expected to be completed over the term of the related contract or as products are delivered.
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
The following shares were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	1,697	1,868	1,712	1,906
Restricted stock units	4,741	1,871	3,658	1,553
Common stock warrants	471	471	471	471

5. Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured and the Company holds cash deposits above the limits for federal insurance. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. Additionally, the Company evaluates collectability risk over the life of its receivables in order to establish an appropriate reserve for certain receivables that may become uncollectible in future periods. The Company has not experienced significant credit losses to date. During the three and six months ended June 30, 2023 and 2022, the Company had no customers that individually represented more than 10% of total revenue. The Company had no customers that represented more than 10% of total accounts receivable as of June 30, 2023 or December 31, 2022.
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
6. Short-term Investments
Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of June 30, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$3,293	$4	$—	$3,297
Total available-for-sale debt securities	$3,293	$4	$—	$3,297

Type of securities as of December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$62,862	$—	$(359)	$62,503
Government-related debt securities	22,009	—	(230)	21,779
Total available-for-sale debt securities	$84,871	$—	$(589)	$84,282
The fair values of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	June 30, 2023	December 31, 2022
Maturing in one year or less	$3,297	$81,004
Maturing in one to three years	—	3,278
Total available-for-sale debt securities	$3,297	$84,282
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
The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

	Fair value measurement using:
Type of securities as of June 30, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$110,746	$—	$—	$110,746
Short-term investments:
Corporate debt securities	—	3,297	—	3,297
Total	$110,746	$3,297	$—	$114,043

	Fair value measurement using:
Type of securities as of December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$104,294	$—	$—	$104,294
Short-term investments:
Corporate debt securities	—	62,503	—	62,503
U.S. Government-related debt securities	—	21,779	—	21,779
Total	$104,294	$84,282	$—	$188,576
In March 2020, the Company issued $230.0 million of Convertible Notes as described in more detail in Note 9. Long-term Debt, Net. As of June 30, 2023, the fair value of the Convertible Notes was $184.0 million.
8. Inventory
Inventory, net of related reserves, consisted of the following as of the date indicated (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$9,581	$11,013
Intermediate manufactured components	15,502	14,715
Finished goods	23,766	17,545
Total inventory, net	$48,849	$43,273
9. Long-term Debt, Net
In March 2020, the Company issued $230.0 million in aggregate principal amount of its Convertible Notes in a private offering (the “Convertible Notes”). The Convertible Notes are governed by an indenture dated March 9, 2020 between the Company and U.S. Bank, National Association, as trustee. The Company received net proceeds from the offering of $222.6 million.
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
The Company monitors the provision of the Convertible Notes that allow for certain conversion rights at each quarterly reporting date in order to determine whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. As of the date of this report, none of the outstanding convertible notes had been redeemed by the Company. Based on the closing price of our common stock of $4.05 on the last trading day of the quarter, the if-converted values of the Convertible Notes did not exceed the remaining principal balance as of June 30, 2023.
All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balances of the Company’s Convertible Notes and previously outstanding term loan consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Outstanding principal of Convertible Notes	$230,000	$230,000
Less: unamortized issuance costs	(2,621)	(3,378)
Long-term debt, net	$227,379	$226,622
The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,509	$1,509	$3,019	$3,018
Amortization of issuance costs	378	366	757	733
Total interest expense	$1,887	$1,875	$3,776	$3,751
10. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
10x Genomics
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, and on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against the Company in the U.S. District Court for the District of Delaware. The complaint, as amended, alleges that certain of the Company’s products, services and components sold by the Company for use in connection with its GeoMx system (the “Identified GeoMx Products”) infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669, “Spatially encoded biological assays,” (b) U.S. Patent No. 10,961,566, “Spatially encoded biological assays,” (c) U.S. Patent No. 10,983,113, “Spatially encoded biological assays,” (d) U.S. Patent No. 10,996,219, “Spatially encoded biological assays,” (e) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,008,607, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,293,917, “Systems for analyzing target biological molecules via sample imaging and delivery of probes to substrate well” (the “Asserted Prognosys Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. On November 17, 2021, the Court granted the Company’s motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. Discovery is in progress. A claim construction hearing was held on February 17, 2023. A trial is scheduled for November 2023. The Company intends to vigorously defend itself in this litigation. The Company is unable to estimate a range of loss, if any, that could result should there be an adverse final decision in this case.
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint, and on May 12, 2022, an amended complaint, and on March 1, 2023, a second amended complaint, against the Company in the U.S. District Court for the District of Delaware (the “U.S. 10x CosMx Case”). The complaint, as amended, alleges that certain of the Company’s products, services and components sold by it for use in connection with its CosMx system (the “Identified CosMx Products”) infringe six patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (c) U.S. Patent No. 11,293,051, “Compositions and Methods for Analyte Detection,” (d) U.S. Patent No. 11,293,052, “Compositions and Methods for Analyte Detection,” (e) U.S. Patent No. 11,293,054, “Compositions and Methods for Analyte Detection,” and (f) U.S. Patent No. 11,542,554, “Method and Apparatus for Volumetric Imaging.” The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs. On July 10, 2023, the Delaware District Court granted the Company’s motion to add new counterclaims for antitrust and unfair competition violations as well as the affirmative defense of “unclean hands” by 10x Genomics and Harvard. The ruling relates to the Company’s claim that Harvard made a non-exclusive licensing commitment in order to secure grant funding from the National Institutes of Health for work that led to the patents at issue in the litigation. Discovery is in progress. A claim construction hearing is scheduled for December 2023 and a trial is scheduled for September 2024. The Company intends to vigorously defend itself in this litigation. The Company is unable to estimate a range of loss, if any, that could result should there be an adverse final decision in this case.
On May 9, 2022, the Company was notified of a complaint, dated March 4, 2022, naming the Company and its wholly-owned subsidiary, NanoString Technologies Germany GmbH, which 10x Genomics, Inc. filed in the Munich Regional Court I in Germany, alleging that the Company’s CosMx system and associated products and services infringe European Patent No. 2794928B1 (“EP 2794928B1”), which is owned by Harvard. The complaint seeks, among other relief, injunctive relief and damages in relation to the Company’s selling and offering to sell its CosMx system and associated products and services in Germany. The Company has evaluated the claims and does not believe that its activities infringe any patent rights held by 10x or Harvard. On May 17, 2023, the Munich court found that the CosMx, when used to detect RNA targets, infringes EP 2794928B1. The Munich court granted 10x Genomics and Harvard the right to enforce an injunction against the sale and use of the CosMx instrument and reagents for RNA detection in Germany. The Company believes the Munich court came to an erroneous conclusion and is appealing the decision. The scope and impact of the Munich’s court’s decision is limited solely to Germany. In addition, the decision does not apply to the use of the CosMx instrument for detection of proteins. The Company intends to continue to vigorously defend itself in this litigation. The Company is unable to estimate a range of loss, if any, that could result should there be an adverse final decision in this case. The Company intends to continue to vigorously defend itself in this litigation.
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
On August 16, 2022, the Company filed counterclaims in the U.S. 10x CosMx Case alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe the Company’s U.S. Patent No. 11,377,689, “Chemical Compositions and Uses Thereof.” On January 24, 2023, these counterclaims were consolidated with the claims of a separate patent infringement case that the Company filed against 10x Genomics on October 20, 2022, as discussed below.

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
On June 1, 2023, 10x Genomics and Harvard filed suits against the Company in the European Unified Patent Court, or UPC, alleging that the use and distribution of the Company’s CosMx products for RNA detection infringe EP 2794928B1 and European Patent No. 4108782B1 (“EP 4108782B1”). The Company does not believe that its activities infringe any patent rights held by 10x Genomics or Harvard. 10x Genomics is seeking preliminary injunctions against use of the CosMx for RNA detection in the jurisdictions of the UPC in which the EP 2794928B1 and EP 4108782B1 patents are in effect. Hearings have been scheduled for September 2023. The Company intends to vigorously defend itself in this litigation. The Company is unable to estimate a range of loss, if any, that could result should there be an adverse final decision in this case.
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
•our expectations regarding the commercial trajectory of our spatial biology products, including our ability to maintain and grow sales of our GeoMx Digital Spatial Profiler, CosMx Spatial Molecular Imager and AtoMx Spatial Informatics Platform;
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
Our ecosystem of solutions consists of (i) our spatial biology platforms, including our CosMx Spatial Molecular Imager, or CosMx, our GeoMx Digital Spatial Profiler, or GeoMx, and our AtoMx Spatial Informatics Platform, or AtoMx, a cloud-based, open source and fully integrated informatics solution for use with GeoMx and CosMx, and (ii) our nCounter Analysis System, our original product platform for multi-plex bulk gene expression analysis. All our product platforms include instruments, related consumables, software and services, have the versatility to detect both RNA and protein expression and are able to generate reliable and reproduceable data in a variety of biological sample types, including formalin fixed paraffin embedded, or FFPE, sample types. Our product platforms allow our customers to progress their research in areas such as oncology, immunology and neurology. We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain markets.
Spatial Biology Platforms
GeoMx, which was commercially launched in 2019, is a pioneering product platform in the emerging field of spatial biology. While nCounter and other common gene expression analysis technologies use bulk analysis approaches, GeoMx is used to analyze selected regions of an intact biological sample without the need to reduce or destroy the sample, enabling researchers to see how gene expression might vary across those regions. CosMx, which was commercially launched in December 2022, is a new product platform in the field of spatial biology and complements our GeoMx platform. While GeoMx offers researchers the ability to profile gene expression activity in a selected region of interest that may contain multiple cells or cell types, CosMx is designed to enable multiplexed spatial profiling of RNA and protein targets at a single and sub-cellular resolution level. While GeoMx allows for more rapid, higher throughput analysis of gene expression activity in selected regions of interest, CosMx is designed to allow researchers to “drill down” into a specific single cell or sub-cellular area in a region of interest to gather more information as desired or required. As of June 30, 2023, we had installed approximately 445 spatial biology platforms, which customers have used to publish approximately 280 peer-reviewed papers featuring our spatial biology platforms.
AtoMx, which was commercially launched in December 2022, is a cloud-based, open-source spatial biology informatics platform, initially for use with CosMx, and eventually also with GeoMx. Researchers’ desire for ever larger amounts of data in their spatial biology experiments has led to significant “big data” management issues, including the ability to store, access and efficiently analyze experimental data at a reasonable cost. AtoMx is designed to enable researchers to perform image analysis and data visualization, as well as sharing of data and analysis with collaborators, using scalable and on-demand cloud images generated by spatial biology experiments, while avoiding the large computing infrastructure and security costs associated with operating in-house data centers.

In advance of and subsequent to our commercial launch of CosMx, GeoMx, and AtoMx, we have provided selected customers in-house sample testing services whereby customers send biological samples to our facilities to be analyzed using our product platforms and selected consumables under our technology access program, or TAP. Upon completion of each project, the raw data and analysis report is provided to the customer.
nCounter Platform
nCounter, which was commercially launched in 2008, is used to conduct what is known as “bulk” gene expression analysis, whereby biological samples are first reduced, and then gene expression, specifically quantities of selected RNA or proteins, are measured at their average levels throughout the totality of the sample. nCounter can be used to analyze the activity of up to 800 genes in a single experiment. As of June 30, 2023, we had an installed base of approximately 1,135 nCounter systems, which our customers have used to publish more than 7,075 peer-reviewed and research papers featuring our nCounter platform.
Our total revenue increased $16.7 million to $80.0 million for the six months ended June 30, 2023, compared to $63.3 million for the first six months of 2022. We derive a substantial majority of our revenue from the sale of our products, which consist of our CosMx, GeoMx, and nCounter instruments and related proprietary consumables. Our instruments are designed to work only with our consumables products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumables sales to become an increasingly important driver of our operating results. Our consumables include our standardized CosMx, GeoMx and nCounter panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and the Prosigna breast cancer assay which is manufactured for our partner Veracyte Inc, or Veracyte. We also derive revenue from processing fees related to proof-of-principle studies, including from our CosMx and GeoMx TAP. For CosMx, GeoMx, and nCounter, we offer extended service contracts and generate service revenue. In addition, we generate revenue from AtoMx in the form of software subscription fees which include license, cloud computing, and data storage.
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables, including our panels, custom code sets and reagent packages, at our greater Seattle, Washington area facilities.
We focus a substantial portion of our resources on developing new technologies, products, and solutions. Research and development expense totaled $34.3 million and $34.8 million for the six months ended June 30, 2023 and 2022, respectively. We intend to continue making investments in research and development to support our existing instrument platforms and related consumables offerings, as well as in research and development of new technologies.
We have never been profitable and had net losses of $84.9 million and $78.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, our accumulated deficit was $894.2 million.
Results of Operations
Revenue
Our product revenue is derived from sales of our spatial biology and nCounter instruments and related consumables. There may be fluctuations in sales mix between instruments and consumables from period to period. Service revenue consists of fees associated with service contracts and from our TAP. Our customer base is primarily comprised of academic institutions, government laboratories, biopharmaceutical companies, and clinical laboratories.
The following table reflects total revenue by geography based on the geographic location of our customers, distributors, and collaborators. For sales to distributors, their geographic location may be different from the geographic locations of the ultimate end customer.

	Three Months Ended June 30,					Six Months Ended June 30,
	2023		2022		% Change	2023		2022		% Change
	(Dollars in thousands)
Americas	$29,034	66%	$21,909	68%	33%	$51,047	64%	$43,170	68%	18%
Europe & Middle East	10,745	24%	7,528	23%	43%	21,261	26%	14,277	23%	49%
Asia Pacific	4,378	10%	2,782	9%	57%	7,654	10%	5,852	9%	31%
Total revenue	$44,157	100%	$32,219	100%	37%	$79,962	100%	$63,299	100%	26%

The following table reflects the breakdown of our revenue into the primary components of instruments, consumables and service and other.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(Dollars in thousands)
Instruments	$17,629	$9,538	85%	$28,999	$18,641	56%
Consumables	21,257	17,847	19%	41,033	35,315	16%
Service and other revenue	5,271	4,834	9%	9,930	9,343	6%
Total revenue	$44,157	$32,219	37%	$79,962	$63,299	26%
Instrument revenue during the three and six month periods ended June 30, 2023 increased as compared to the same periods in 2022, primarily as a result of increased shipments of our spatial biology systems, in particular of our CosMx systems. The increase was partially offset by lower instrument shipments for our nCounter platform, which is in a more mature phase of its product life cycle.
Consumables revenue currently includes sales of consumables for our spatial biology systems and for nCounter, and sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue increased for the three and six month periods ended June 30, 2023 as compared to the same period in 2022. The increase in consumables revenue for the three and six month periods ended June 30, 2023 was driven primarily by higher spatial biology consumables sales, as our installed base of spatial biology instruments increased as compared to the same periods in 2022, and by higher nCounter consumable sales.
Service and other revenue for the three and six month periods ended June 30, 2023 increased as compared to the same periods of 2022, due primarily to growth in our instrument installed bases and the corresponding service contract revenue.
We expect our product and service revenue may increase in future periods, primarily as a result of increased shipments of spatial biology systems and the sale of related spatial biology consumables and services.
Cost of Revenue; Gross Profit; and Gross Margin
Cost of revenue consists primarily of costs incurred in the production process including costs of purchasing instruments from third-party contract manufacturers, costs of consumable component materials and assembly labor and overhead, installation, warranty, service and packaging, and delivery costs. In addition, cost of product and service revenue includes royalty costs for licensed technologies included in our products, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. We provide a one-year warranty for our CosMx, GeoMx, and nCounter systems and establish a reserve for warranty repairs based on historical warranty repair costs incurred.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(Dollars in thousands)
Cost of revenue	$29,757	$15,852	88%	$52,628	$30,630	72%
Gross profit	14,400	16,367	(12)%	27,334	32,669	(16)%
Gross margin	33%	51%		34%	52%
For the three and six month periods ended June 30, 2023, cost of revenue increased as compared to the same period of 2022, due primarily to a higher volume of instruments sold, a higher volume of consumables sales and increased costs associated with providing service for our growing installed base of systems. In addition to volume driven cost of revenue increases, during the three and six month periods ended June 30, 2023, we have continued to make increased investments to support our manufacturing capabilities across all of our platforms, and incurred development amortization costs associated with AtoMx. Also, in accordance with internal policies, for the three and six month periods ended June 30, 2023 we recorded an increase to our inventory reserves resulting primarily from the shifting mix of spatial biology consumables sales away from our more targeted consumable panels toward our GeoMx whole transcriptome assay and other newer spatial biology consumables products.
Our gross margins on revenue for the three and six month periods ended June 30, 2023 decreased as compared to the same periods of 2022 due to a shift in instrument sales mix toward CosMx instruments, which are currently selling at lower gross margins due to lower manufacturing yields and higher unit production costs than are expected to be incurred in future periods as we scale CosMx production. In addition, our gross margins were negatively impacted due to the increase in inventory reserves of approximately $2.8 million and $4.9 million recorded during the three and six month periods ended June 30, 2023, respectively.

We expect our cost of revenue will increase in future periods with the anticipated growth in sales of our spatial biology platforms. We also expect to continue to make investments in our operations to support the growth of our business, including investments that may improve our manufacturing efficiency and reduce production costs. We expect these investments and potential cost increases may be partially offset by the expected reduction in unit costs for CosMx as we scale production, and more moderate expense growth in future periods as we continue to realize the benefits of certain reductions in employee and other operating costs associated with our previously announced reorganization and restructuring initiatives.
We expect our gross margin may fluctuate in future periods. Variability will depend in part on the level of our consumables revenue, for which we typically record higher gross margins and operate the manufacturing process directly, as compared to our instrument sales or service revenue, for which we typically record lower gross margins. Our gross margins may also vary depending on potential expenses we may incur for regulatory compliance, quality assurance or activities and investments related to the expansion of our manufacturing capacity or improvements in our manufacturing efficiency. Our gross margins could also be affected in the future by changes in the cost or availability of certain raw materials or supplies. Notwithstanding the foregoing, we expect our gross margins may increase in the longer term as consumables sales become a larger percentage of our total revenue and as we continue to realize improved gross margins on our CosMx instrument at greater production scale and manufacturing efficiency.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(Dollars in thousands)
Research and discovery	$4,150	$3,195	30%	$8,326	$7,459	12%
Manufacturing, support and service	2,815	1,699	66%	4,663	3,326	40%
Product and process engineering	8,200	9,044	(9)%	15,462	17,289	(11)%
Regulatory and medical affairs	127	315	(60)%	191	682	(72)%
Facilities and overhead	2,922	3,093	(6)%	5,690	6,007	(5)%
Total research and development expense	$18,214	$17,346	5%	$34,332	$34,763	(1)%
Research and development expenses for the three month period ended June 30, 2023 increased as compared to the same period in 2022, due primarily to higher professional fees and cloud storage costs related to the development of AtoMx and new consumables products for our spatial biology platforms. These increases were partially offset by lower personnel related costs resulting largely from our previously announced reorganization and restructuring activities. For the six month period ended June 30, 2023, research and development expense were approximately flat as compared to the same period in 2022.
We continue to invest in product development activities associated with our spatial biology platforms. We expect research and development expense may moderate in future periods, reflecting the impact of increasing investments in our spatial biology and other future projects and technologies, offset by certain reductions in employee and other expenses related to our previously announced reorganization and restructuring initiatives.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal, and general management functions, as well as professional fees for legal, insurance, consulting, and accounting services.

Selling, general, and administrative expense was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(Dollars in thousands)
Selling, general and administrative expense	$39,076	$36,112	8%	$76,442	$72,467	5%
Selling, general, and administrative expense for the three and six month periods ended June 30, 2023 increased as compared to the same periods in 2022, primarily due to higher costs associated with ongoing legal proceedings, increased stock-based compensation costs and higher costs for travel and trade show related activities. These increases were partially offset by lower marketing related costs and reduced bad debt reserves.
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
Other Income (Expense)
Other income and expense items are comprised primarily of interest income earned on our cash equivalents and short term investments and interest paid on our outstanding convertible debt. Other total other expense, net was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(Dollars in thousands)
Interest income	$1,527	$406	276%	$2,812	$557	405%
Interest expense	(1,889)	(1,880)	—%	(3,780)	(3,763)	—%
Other income (expense), net	(211)	(490)	(57)%	(218)	(707)	(69)%
Total other expense, net	$(573)	$(1,964)	(71)%	$(1,186)	$(3,913)	(70)%
Our total other expense, net for the three and six month periods ended June 30, 2023 decreased as compared with the same periods in the prior year, due primarily to increased interest income associated with higher yields on our short term investments, partially offset by increased losses on the remeasurement of foreign currency transactions into our functional currency of U.S. dollars, as a result of volatility in foreign exchange conversion rates associated primarily with the Euro and British pound sterling.
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

Liquidity and Capital Resources

	June 30, 2023	December 31, 2022	Change
	(In thousands)
Cash and cash equivalents	$114,305	$112,250	$2,055
Short-term investments	3,297	84,282	(80,985)
Total cash and cash equivalents and short-term investments	$117,602	$196,532	$(78,930)

	Six Months Ended June 30,
	2023	2022	Change
	(In thousands)
Cash used in operating activities	$(67,197)	$(62,723)	$(4,474)
Cash provided by investing activities	68,106	80,671	(12,565)
Cash provided by financing activities	850	1,115	(265)
Effect of foreign exchange on cash and cash equivalents	23	(104)	127
Net increase in cash and cash equivalents	$1,782	$18,959	$(17,177)
Changes in Cash Flow
Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities consisted of our net loss of $84.9 million and net increases in our operating assets and liabilities of $13.8 million, partially offset by $31.5 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence, operating lease costs and bad debts and amortization of right-of-use assets.
For the six months ended June 30, 2022, net cash used in operating activities consisted of our net loss of $78.7 million, partially offset by $23.2 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence, operating lease costs and bad debts and amortization of right-of-use assets.
Investing Activities
Our most significant investing activities for the six months ended June 30, 2023 and 2022, respectively, were related to the maturity, sale and purchase of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider cash flows related to management of our short-term investments to be important to an understanding of our liquidity and capital resources.
For the six months ended June 30, 2023 and 2022, we purchased property and equipment totaling $9.7 million and $7.6 million, respectively, which we believe will be required to support the growth and expansion of our operations. In addition, for the six months ended June 30, 2023 and 2022, we have invested $3.7 million and $4.1 million, respectively, related to the development of software and technology to support AtoMx.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 consisted primarily of $1.5 million and $2.8 million, respectively, of net proceeds from the exercise of stock options and other equity awards including our Employee Stock Purchase Plan. These proceeds were partially offset by tax withholdings related to the net settlement of restricted stock units of $0.5 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.
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

Financial Condition
Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and convertible notes, licensing of intellectual property and, to a lesser extent, sales of certain assets. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $117.6 million, compared to $196.5 million as of December 31, 2022.
We believe our existing cash, cash equivalents and short-term investments, and cash generated from sales to our customers will be sufficient to meet these material cash requirements and fund our operating requirements for the next 12 months and beyond, including working capital requirements, capital expenditures and other operational investments.
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
Our material cash requirements for fiscal 2023 include non-cancelable purchase commitments for long-lead time inventory, research and development items, software development for internal-use projects, property and equipment and lease payments for office, laboratory and manufacturing spaces, and interest payments related to our 2.625% Convertible Senior Notes due March 1, 2025, or the Convertible Notes. We expect capital expenditures to increase in fiscal year 2023 as compared to fiscal 2022, due primarily to planned investments in manufacturing capacity and efficiency, and in software development for internal-use projects. In addition, our purchase commitments as of June 30, 2023 are $51.3 million, of which $47.9 million is payable within 12 months. As of June 30, 2023, we had future long-term interest payment obligations of $10.1 million, of which $6.0 million is payable within 12 months, and total operating and financing lease obligations of $25.8 million, of which $7.0 million is payable within 12 months. In addition, as of June 30, 2023, we had $230 million in aggregate principal amount of the Convertible Notes outstanding. The Convertible Notes will mature on March 1, 2025, unless earlier repurchased, redeemed or converted. See Note 9. Long-term Debt, Net of the Notes to the Consolidated Financial Statements of this report.
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

Critical accounting policies and significant estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:
•revenue recognition;
•stock-based compensation;
•inventory valuation; and
•income taxes.
For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023 and Note 2 of the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this report.
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
Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on July 1, 2023 and sustained throughout the period ended June 30, 2024, would not be material.
Our Convertible Notes are based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, changes in interest rates could impact the fair market value of the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of June 30, 2023, the fair market value of the Convertible Notes was $184.0 million and was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market.

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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, and on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against us in the U.S. District Court for the District of Delaware. The complaint, as amended, alleges that certain of our products, services and components sold by us for use in connection with our GeoMx system (the “Identified GeoMx Products”) infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669, “Spatially encoded biological assays,” (b) U.S. Patent No. 10,961,566, “Spatially encoded biological assays,”(c) U.S. Patent No. 10,983,113,“Spatially encoded biological assays,” (d) U.S. Patent No. 10,996,219, “Spatially encoded biological assays,” (e) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,008,607, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,293,917, “Systems for analyzing target biological molecules via sample imaging and delivery of probes to substrate well” (the “Asserted Prognosys Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. On November 17, 2021, the Court granted our motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. Discovery is in progress. A claim construction hearing was held on February 17, 2023. A trial is scheduled for November 2023. We intend to vigorously defend ourselves in this litigation.
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint, and on May 12, 2022, an amended complaint, and on March 1, 2023, a second amended complaint, against us in the U.S. District Court for the District of Delaware (the “U.S. 10x CosMx Case”). The complaint, as amended, alleges that certain of our products, services and components sold by us for use in connection with our CosMx system (the “Identified CosMx Products”) infringe six patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (c) U.S. Patent No. 11,293,051, “Compositions and Methods for Analyte Detection,” (d) U.S. Patent No. 11,293,052, “Compositions and Methods for Analyte Detection,” (e) U.S. Patent No. 11,293,054, “Compositions and Methods for Analyte Detection,” and (f) U.S. Patent No. 11,542,554, “Method and Apparatus for Volumetric Imaging.” The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs. On July 10, 2023, the Delaware District Court granted our motion to add new counterclaims for antitrust and unfair competition violations as well as the affirmative defense of “unclean hands” by 10x Genomics and Harvard. The ruling relates to our claim that Harvard made a non-exclusive licensing commitment in order to secure grant funding from the National Institutes of Health for work that led to the patents at issue in the litigation. Discovery is in progress. A claim construction hearing is scheduled for December 2023 and a trial is scheduled for September 2024. We intended to vigorously defend ourselves in in this litigation.
On May 9, 2022, we were notified of a complaint, dated March 4, 2022, naming us and our wholly-owned subsidiary, NanoString Technologies Germany GmbH, which 10x Genomics, Inc. filed in the Munich Regional Court I in Germany, alleging that our CosMx system and associated products and services infringe European Patent No. 2794928B1 (“EP 2794928B1”), which is owned by Harvard. The complaint seeks, among other relief, injunctive relief and damages in relation to our selling and offering to sell our CosMx system and associated products and services in Germany. We have evaluated the claims and do not believe that our activities infringe any patent rights held by 10x Genomics or Harvard. On May 17, 2023, the Munich court found that the CosMx, when used to detect RNA targets, infringes EP 2794928B1. The Munich court granted 10x Genomics and Harvard the right to enforce an injunction against the sale and use of the CosMx instrument and reagents for RNA detection in Germany. We believe the Munich court came to an erroneous conclusion and are appealing the decision. The scope and impact of the Munich’s court’s decision is limited solely to Germany. In addition, the decision does not apply to the use of the CosMx instrument for detection of proteins. We intend to continue to vigorously defend ourselves in this litigation.
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
On August 16, 2022, we filed counterclaims in the U.S. 10x CosMx Case alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,377,689, “Chemical Compositions and Uses Thereof.” On January 24, 2023, these counterclaims were consolidated with the claims of a separate patent infringement case that we filed against 10x Genomics on October 20, 2022, as discussed below.
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
On June 1, 2023, 10x Genomics and Harvard filed suits against us in the European Unified Patent Court, or UPC, alleging that the use and distribution of the Company’s CosMx products for RNA detection infringe EP 2794928B1 and European Patent No. 4108782B1 (“EP 4108782B1”). We do not believe that our activities infringe any patent rights held by 10x Genomics or Harvard. 10x Genomics is seeking preliminary injunctions against use of the CosMx for RNA detection in the jurisdictions of the UPC in which the EP 2794928B1 and EP 4108782B1 patents are in effect. Hearings have been scheduled for September 2023. We intend to vigorously defend ourselves in this litigation.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $84.9 million and $78.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $894.2 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses may continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, market development and the size of our addressable markets, competition and market share captured by our products, future product development, and the profit margins achieved on our products and service offerings. In addition, inflationary pressure, rising interest rates, potential economic recession and other deteriorating factors in the macroeconomic environment could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent rise in inflation. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing. We previously announced certain reorganization and restructuring initiatives, under which we reduced certain employee-related expenses and other operating expenses. While we expect our operating costs will be reduced in future periods as a result of these actions, we may not fully realize all of the anticipated cost savings. As a result of these and other factors, we may never be able to generate sufficient revenue to achieve or sustain profitability.
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
We have experienced significant revenue growth in recent periods and we may not achieve similar growth rates in the future. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline. Furthermore, growth will place significant strains on our management and our operational and financial systems and processes. For example, the commercial launches of our GeoMx and CosMx platforms are a key element of our growth strategy and have required and will require us to hire and retain additional sales and marketing personnel and resources. If we do not successfully generate demand for GeoMx, CosMx or other new product offerings, or manage our anticipated expenses accordingly, our operating results will be harmed.
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
Our current customer base is primarily composed of academic and government research laboratories, biopharmaceutical companies and clinical laboratories (including physician-owned laboratories) that perform or will conduct experiments using our GeoMx, CosMx and nCounter systems. Our success will depend, in part, upon our ability to increase our market penetration among all of these customers and to expand our market by developing and marketing new research applications and product platforms. We expect that increasing the installed base of our GeoMx, CosMx and nCounter, systems will drive demand for our relatively higher margin consumables products. If we are not able to successfully increase our installed base of GeoMx, CosMx or nCounter systems, sales of our consumables products and our margins may not meet expectations.
The life sciences research market is highly competitive. If we fail to compete effectively, our business and operating results will suffer.
We face significant competition in the life sciences research market. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR as well as newer technologies such as next generation sequencing, including RNA-sequencing. We believe our principal competitors in the life sciences research market are Agilent Technologies, Akoya Biosciences, Bio-Rad, Bio-Techne, Fluidigm, Illumina, Qiagen, Thermo Fisher Scientific, Vizgen and 10x Genomics. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, including those that may compete with GeoMx.
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
Few research and development projects result in successful commercial products. At any point, we may abandon development of a product candidate, which would adversely impact potential revenue and our expenses. In addition, any delay in product development would provide others with additional time to commercialize competing products before we do, which in turn may adversely affect our growth prospects and operating results. For example, our inability to successfully develop new consumables or capabilities for GeoMx or CosMx, or improved versions of AtoMx, would negatively impact our prospects for future revenue growth. AtoMx, which is a cloud-based informatics platform that has required complex software development, and which will require future development, was developed based on capabilities which are different than our historical research and development competencies. We believe that an inability to attract and build the capabilities necessary to develop and operate cloud-based software would negatively impact our ability to market and sell GeoMx and CosMx instruments and consumables.
New market opportunities may not develop as quickly as we expect, limiting our ability to successfully market and sell our products.
The markets for our products are new and evolving. Accordingly, we expect the application of our technologies to emerging opportunities will take several years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. For example, in 2019, we commercially launched our GeoMx system, in 2021 we launched new assays to analyze GeoMx data on next generation sequencing systems, and in December 2022 we made our newest product platform, CosMx, and our AtoMx available to customers.
GeoMx and CosMx target spatial genomics, a novel market opportunity and research application for which existing research experience and applications are limited. Prior to the launches of GeoMx and CosMx, we had not previously targeted this market and, as a result, we have limited marketing and selling experience. Our limited marketing and selling experience targeting these new markets and customers may hinder the successful commercialization of CosMx, GeoMx, AtoMx and related consumables.
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
The extent to which health epidemics and other outbreaks, such as COVID-19, including any variants that have emerged or may emerge in the future, may impact our operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. Although the federal government ended the COVID-19 public health emergency in May 2023, we cannot at this time quantify or forecast the potential business impact of COVID-19, including any future resurgence in COVID-19 cases, and there can be no assurance that the COVID-19 or another future pandemic or health outbreak will not have a material and adverse effect on our business, operating results and financial condition. In addition, the pandemics increase the likelihood and potential severity of other risks described in the “Risk Factors” section.
Our business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.
In the near term, we expect that a large portion of our revenue will be derived from sales of our GeoMx, CosMx and nCounter Analysis Systems, as well as related consumables, to academic and government research laboratories and biopharmaceutical companies worldwide for research and development applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
•fund our operations;
•further our research and development; and/or
•repurchase, refinance, or otherwise restructure our Convertible Notes.
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
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, or convertible debt, our stockholders may experience dilution. For example, in March 2020, we sold $230.0 million aggregate principal amount of our 2.625% Convertible Senior Notes due March 1, 2025, or the Convertible Notes, in a private placement to qualified institutional buyers for net proceeds of $222.6 million and in October 2020, we sold an aggregate of 5,750,000 shares of common stock in an underwritten public offering for net proceeds of $215.8 million. Future debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through strategic transactions with third parties, such as collaborations, asset sales and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. We have in the past pursued these types of transactions, such as the License and Asset Purchase Agreement, or LAPA, with Veracyte, Inc., or Veracyte, which we completed in December 2019, and may in the future pursue similar transactions or other strategic transactions, on our own or with other advisors, that may impact our business and prospects and the value of our common stock. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, liquidity, financial condition and prospects.
Limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank, or SVB, was closed and placed in receivership and, subsequently, additional financial institutions have been placed into receivership. We have a banking relationship with SVB. While we do not believe our exposure to a potential loss of cash, cash equivalents and investments as a result of SVB’s receivership was material compared to our total cash, cash equivalents and investments, we faced delayed access to deposits and other financial assets, and a potential loss of uninsured deposits and other financial assets. Other risks faced by companies that have a business relationship with SVB included:
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
We rely on third-party manufacturers, service providers and single source suppliers for some of the components and materials used in our instruments, such as Precision System Science, Co., Ltd of Chiba, Japan, to build our nCounter Prep Station; Korvis LLC of Corvallis, Oregon, to build our nCounter Digital Analyzer and GeoMx, D&K Engineering, Inc. of San Diego, California, to build our CosMx. We also rely on HCL Technologies Limited of India, Seattle BioSoftware Inc. of Seattle, Washington and Amazon Web Services of Seattle, Washington for software application development, cloud storage and computing services for AtoMx.
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
In addition, the introduction of new products may require the development of new manufacturing processes and procedures as well as new suppliers. For example, our GeoMx systems require that we establish supply relationships with antibody providers. While all of our CodeSets are produced using the same basic processes, significant variations may be required to meet new product specifications. Developing new processes and negotiating supply agreements can be very time consuming, and any unexpected difficulty in doing so could delay the introduction of a product.
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
Our revenue generated from sales to customers located outside of North America was approximately 36% and 32% for the six months ended June 30, 2023 and 2022, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the legislation commonly known as the Tax Cuts & Jobs Act, or the TCJA, which was signed into law on December 22, 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the federal statutory rates from a top marginal rate of 35% to a flat rate of 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, and modifying or repealing many business deductions and credits. Also, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Code Section 174. We have accounted for such changes in accordance with our understanding of the TCJA, as modified by the CARES Act, and guidance available as of the date of this filing as described in more detail in our financial statements. Further, the Inflation Reduction Act of 2022, or the IRA, became effective January 1, 2023. We do not currently expect that the IRA will have a material impact on our income tax liability. We will continue to monitor and assess the impact of the federal legislation on our business and the extent to which various states conform to the federal tax law. Any further changes in tax laws or regulations that are applied adversely to us or our customers could have a material adverse effect on our business, cash flow, financial condition or results of operations.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2022, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $623.2 million. The federal NOLs generated during and after fiscal year 2018 totaling $389.3 million are carried forward indefinitely, while all others, if not utilized, will expire in various years beginning in 2025. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOLs and tax credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law or limited pursuant to provisions of the TCJA amendments to the Code, as modified by the CARES Act. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
In addition, we sell dual-use instruments with software that has both FDA-cleared functions, and research functions for which the FDA approval or clearance is not required. Dual-use instruments are subject to FDA regulation since they are intended, at least in part, for use by customers performing clinical diagnostic testing. In November 2014, the FDA issued a guidance document that described the FDA’s approach to regulating molecular diagnostic instruments that combine both approved/cleared device functions and research functions for which approval/clearance is not required. There is a risk that the requirements for dual-use instruments could change causing additional costs and delays for development of these products. For example, there could be enforcement action if the FDA determines that approval or clearance was required for those functions for which the FDA approval or clearance has not been obtained, or the instruments are being promoted for off-label use. There is also a risk that the FDA could broaden its current regulatory enforcement of dual-use instruments through additional FDA oversight of such products or impose additional requirements upon such products. In July 2017, FDA adopted a new regulation exempting certain clinical multiplex test systems, like the ones used with the Prosigna assay that we supply to Veracyte, from premarket notification requirements, although such instruments are still required to comply with the special controls applicable to Class II medical devices. However, these regulations will not impact the FDA clearance requirements for our nCounter Dx Analysis System intended for use with specific assays or panels for clinical or diagnostic purposes, such as Prosigna, each of which will require separate premarket notification or premarket approval. The FDA recently announced in the Unified Agenda of its intent to issue a proposed rule to make explicit that LDTs are devices under the Federal Food, Drug, and Cosmetic Act. The Notice of Proposed Rulemaking for LDTs is anticipated to be published in the Federal Register later this year. It is unclear how such action as well as future legislation by federal and state governments and changes in FDA regulation will impact the industry, including our business and that of our customers. Any restrictions on LDTs by the HHS, FDA, Congress, or state regulatory authorities may decrease the demand for our products.
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
•state privacy laws, such as the California Consumer Privacy Act, California Privacy Rights Act, similar legislation in other states and Washington's My Health, My Data Act;
•the Foreign Corrupt Practices Act, which applies to our international activities; and
•the European Union’s General Data Protection Regulation and other national privacy laws.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the U.S. and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including standard contractual clauses approved by the European Commission, or the SCCs, and the EU-U.S. and Swiss-U.S. Privacy Shield programs administered by the U.S. Department of Commerce. Despite this, we may be unsuccessful in maintaining conforming means of transferring personal data from the EEA, Switzerland, and United Kingdom, in particular as a result of continued legal and legislative activity within those regions. The EU-U.S.-and Swiss-U.S. Privacy Shield frameworks and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the European Union, or CJEU, issued a decision invalidating the EU-U.S. Privacy Shield and imposing additional requirements in connection with the use of the SCCs. The Swiss-U.S. Privacy Shield also has been declared invalid. The European Commission issued new SCCs in June 2021 that were required to be put in place. Additionally, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom on February 2, 2022 that were required to be used for new contractual arrangements as of September 21, 2022, and must replace prior standard contractual clauses as of March 21, 2024. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield with the Trans-Atlantic Data Privacy Framework. On July 10, 2023, the European Commission adopted an adequacy decision in relation to this framework, which was renamed the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The EU-U.S. DPF may be subject to legal challenges from privacy advocacy groups or others, and the European Commission's adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. It remains unclear whether it will be appropriate for us to utilize the EU-U.S. DPF. More generally, we are assessing these developments and their impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA, Switzerland, and United Kingdom to apply different standards to the transfer of personal data from those regions to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from those regions to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may find it necessary or desirable to make further changes to our handling of personal data of residents of those regions. The regulatory environment applicable to the handling of the personal data of EEA, Switzerland, and United Kingdom residents, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in those regions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of June 30, 2023, we owned or licensed approximately 39 issued U.S. patents and approximately 30 pending U.S. patent applications, including provisional and non-provisional filings and 4 pre-nationalization PCT applications. We also owned or licensed approximately 340 pending and granted counterpart applications worldwide, including 130 country-specific validations of 18 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
For example, on May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. filed a complaint, on May 19, 2021, they filed an amended complaint, and on May 4, 2022, they filed a second amended complaint, against us in the U.S. District Court for the District of Delaware. Further, on February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College filed a complaint, on May 12, 2022, an amended complaint, and on March 1, 2023, a second amended complaint, against us in the U.S District Court for the District of Delaware. In addition, on March 4, 2022, 10x Genomics, Inc. filed suit against us in the Munich Regional Court I in Germany. The complaints allege infringement of certain patents described in the complaints, and seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees). In May 2023, the Munich court granted 10x Genomics, Inc. and President and Fellows of Harvard College the right to enforce an injunction against the sale and use of the CosMx instrument and reagents for RNA detection in Germany. We believe the Munich court came to an erroneous conclusion and are appealing the decision. On June 1, 2023, 10x Genomics, Inc. and Harvard filed suits against us in the UPC, seeking preliminary injunctions against use of the CosMx for RNA detection in the jurisdictions of the UPC in which the asserted European patents are in effect. We have evaluated the plaintiffs’ claims, and do not believe that our activities infringe any patent rights held by the plaintiffs, and we intend to vigorously defend ourselves. If the plaintiffs prevail in these pending litigations, we may be prohibited from selling the alleged infringing products and services in additional jurisdictions, including the United States, and potentially elsewhere, or be ordered to pay significant damages or both, either of which would have a material and adverse impact on our business. Even if we ultimately prevail in these litigations, litigation is costly, time-consuming and will divert our management’s attention, which could also have a material and adverse impact on our business. For additional information regarding these pending litigations, please refer to the section of this report titled “Legal Proceedings.”
Litigation may also be necessary for us to protect or enforce our patent and proprietary rights, to defend against third-party claims or to determine the scope, coverage and validity of the proprietary rights of others. For example, on October 20, 2022, we filed suit against 10x Genomics, Inc. in the U.S. District Court for the District of Delaware alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,473,142, “Chemical Compositions and Uses Thereof,” and, on January 24, 2023, our additional infringement counterclaims against 10x Genomics with respect to a second NanoString patent, U.S. Patent No. 11,377,689, were consolidated into this case. In addition, on July 10, 2023, the Delaware District Court granted our motion to add new counterclaims for antitrust and unfair competition violations as well as the affirmative defense of “unclean hands” by 10x Genomics and Harvard. The ruling relates to our claim that Harvard made a non-exclusive licensing commitment in order to secure grant funding from the National Institutes of Health for work that led to the patents at issue in the litigation. Litigation has resulted in and could continue to result in substantial legal fees, and the litigation could also adversely affect the scope of our patent protection and reduce our ability to compete in the marketplace. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
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
Servicing our Convertible Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the Convertible Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the Convertible Notes, or to make cash payments in connection with any conversion of notes or upon any fundamental change if note holders require us to repurchase their notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our debt obligations, including the Convertible Notes;
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
Transactions relating to our Convertible Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
If the Convertible Notes are converted by holders, we have the ability under the indenture for the Convertible Notes to deliver cash, common stock, or any combination of cash or common stock, at our election upon conversion of the notes. If we elect to deliver common stock upon conversion of the Convertible Notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the Convertible Notes may engage in short selling to hedge their position in the Convertible Notes. Anticipated future conversions of such notes into shares of our common stock could depress the price of our common stock.

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
At our 2023 annual meeting of stockholders, our stockholders approved a proposal to amend and restate our amended and restated certificate of incorporation to declassify our board of directors. As such, commencing with the election of directors at our next annual meeting in 2024, all directors whose terms are expiring will be elected annually for terms of one year, and our board of directors will be completely declassified and all directors elected on an annual basis to serve one-year terms expiring at the next annual meeting beginning at the 2026 annual meeting of stockholders.
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
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1 (f), adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits and Financial Statement Schedules.
(a) Exhibits.

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35980	June 27, 2023	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35980	January 27, 2023	3.1
10.1+	Amended and Restated 2022 Equity Incentive Plan.	8-K	001-35980	June 27, 2023	10.1
10.2+	2018 Inducement Equity Incentive Plan, as amended.	8-K	001-35980	August 3, 2023	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
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

NANOSTRING TECHNOLOGIES, INC.

Date:	August 3, 2023	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2023	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)