Form 10-Q
period 2023-09-30
NanoString Technologies Inc
filed 2023-11-06
CIK 1401708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2023 there were 48,118,306 shares of registrant’s common stock outstanding.

NANOSTRING TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2023

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face:
•We have incurred losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.
•Our future capital needs are uncertain and we will need to raise additional funds in the future.
•Involvement in lawsuits to protect or enforce our patent and proprietary rights, to determine the scope, coverage and validity of others' proprietary rights, or to defend against third-party claims of intellectual property infringement, could be time-intensive and costly and may adversely impact our business or stock price.
•Servicing our Secured Notes and our Convertible Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the Secured Notes and Convertible Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
•Provisions of our existing and any future debt instruments may restrict our ability to pursue business strategies.
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
•For medical devices we manufacture for third parties, we are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.
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

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
NanoString Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$93,802	$112,250
Restricted cash and equivalents	296	898
Short-term investments	3,299	84,282
Accounts receivable, net	48,352	31,506
Inventory, net	55,159	43,273
Prepaid expenses and other	10,899	14,565
Total current assets	211,807	286,774
Property and equipment, net	44,991	44,457
Operating lease right-of-use assets	14,420	17,581
Other assets	3,495	4,600
Total assets	$274,713	$353,412
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$33,335	$16,619
Accrued liabilities	9,573	7,884
Accrued compensation and other employee benefits	14,545	17,494
Customer deposits	1,653	1,757
Deferred revenue, current portion	12,848	9,588
Operating lease liabilities, current portion	5,578	5,518
Total current liabilities	77,532	58,860
Deferred revenue, net of current portion	5,623	3,754
Long-term debt, net	227,764	226,622
Operating lease liabilities, net of current portion	14,360	18,362
Total liabilities	325,279	307,598
Commitment and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 15,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 48,108 and 46,719 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	881,038	855,694
Accumulated other comprehensive loss (income)	4	(589)
Accumulated deficit	(931,613)	(809,296)
Total stockholders’ equity (deficit)	(50,566)	45,814
Total liabilities and stockholders’ equity (deficit)	$274,713	$353,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product	$41,905	$24,605	$111,937	$78,561
Service and other	6,184	4,936	16,114	14,279
Total revenue	48,089	29,541	128,051	92,840
Costs and expenses:
Cost of product revenue	25,668	10,159	68,363	33,592
Cost of service and other revenue	5,018	3,564	14,951	10,761
Total cost of revenue	30,686	13,723	83,314	44,353
Research and development	17,115	16,992	51,447	51,755
Selling, general and administrative	36,755	33,767	113,197	106,234
Total costs and expenses	84,556	64,482	247,958	202,342
Loss from operations	(36,467)	(34,941)	(119,907)	(109,502)
Other income (expense):
Interest income	1,355	774	4,167	1,331
Interest expense	(1,897)	(1,887)	(5,677)	(5,650)
Other expense, net	(451)	(579)	(669)	(1,286)
Total other expense, net	(993)	(1,692)	(2,179)	(5,605)
Net loss before provision for income tax	(37,460)	(36,633)	(122,086)	(115,107)
Benefit (provision) for income tax	49	(57)	(231)	(322)
Net loss	$(37,411)	$(36,690)	$(122,317)	$(115,429)
Net loss per share — basic and diluted	$(0.78)	$(0.79)	$(2.58)	$(2.49)
Weighted average shares used in computing basic and diluted net loss per share	47,715	46,529	47,341	46,320
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(37,411)	$(36,690)	$(122,317)	$(115,429)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale debt securities	—	149	593	(983)
Comprehensive loss	$(37,411)	$(36,541)	$(121,724)	$(116,412)
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

NanoString Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2023	46,719	$5	$855,694	$(589)	$(809,296)	$45,814
Common stock issued for stock options and restricted stock units	437	—	20	—	—	20
Common stock issued for employee stock purchase plan	172	—	1,354	—	—	1,354
Tax withholdings related to net share settlements of restricted stock units	—	—	(490)	—	—	(490)
Stock-based compensation	—	—	7,626	—	—	7,626
Net loss	—	—	—	—	(41,238)	(41,238)
Other comprehensive income	—	—	—	534	—	534
Balance at March 31, 2023	47,328	$5	$864,204	$(55)	$(850,534)	$13,620
Common stock issued for stock options and restricted stock units	198	—	92	—	—	92
Stock-based compensation	—	—	8,436	—	—	8,436
Net loss	—	—	—	—	(43,668)	(43,668)
Other comprehensive income	—	—	—	59	—	59
Balance at June 30, 2023	47,526	$5	$872,732	$4	$(894,202)	$(21,461)
Common stock issued for stock options and restricted stock units	187	—	—	—	—	—
Common stock issued for employee stock purchase plan	395	—	866	—	—	866
Stock-based compensation	—	—	7,440	—	—	7,440
Net loss	—	—	—	—	(37,411)	(37,411)
Balance at September 30, 2023	48,108	$5	$881,038	$4	$(931,613)	$(50,566)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoString Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(122,317)	$(115,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,502	19,644
Depreciation and amortization	11,434	5,151
Amortization of deferred financing costs	1,142	1,105
Amortization of premium on short-term investments, net	99	1,481
Non-cash operating lease cost	3,289	3,012
Allowance for inventory obsolescence and accounts receivable credit loss	5,919	2,318
Changes in operating assets and liabilities:
Accounts receivable	(16,914)	11,698
Inventory	(18,509)	(16,109)
Prepaid expenses and other assets	4,553	(8,057)
Accounts payable	17,780	2,793
Accrued liabilities	4,768	(3,016)
Accrued compensation and other employee benefits	(2,933)	(2,348)
Customer deposits	(104)	(207)
Deferred revenue and other liabilities	5,299	1,040
Operating lease liabilities	(3,904)	(3,601)
Net cash used in operating activities	(86,896)	(100,525)
Investing activities
Purchases of property and equipment	(9,477)	(11,497)
Purchase of internal-use software assets	(5,809)	(5,343)
Purchase of intellectual property	—	(750)
Proceeds from sale of short-term investments	—	7,700
Proceeds from maturity of short-term investments	81,476	167,774
Purchases of short-term investments	—	(49,500)
Net cash provided by investing activities	66,190	108,384
Financing activities
Tax withholdings related to net share settlements of restricted stock units	(490)	(1,504)
Proceeds from issuance of common stock for employee stock purchase plan	2,220	2,669
Proceeds from exercise of stock options	112	1,417
Repayment of finance lease obligations	(170)	(257)
Net cash provided by financing activities	1,672	2,325
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(16)	(183)
Net increase (decrease) in cash, restricted and cash equivalents	(19,050)	10,001
Cash, restricted cash and cash equivalents
Beginning of period	113,148	107,068
End of period	$94,098	$117,069
Supplemental disclosures
Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$2,126

	September 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$93,802	$117,069
Restricted cash and cash equivalents	296	—
Total cash, restricted cash and cash equivalents shown in the statement of cash flows	$94,098	$117,069
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Given the global economic climate, certain estimates are becoming more challenging, and actual results could differ materially from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or for any other period.
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
Capitalized Internal Use Software Costs
The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal use software development costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software platforms and are included in depreciation and amortization within operating expenses in the consolidated statements of operations. Unamortized capitalized internal-use software development costs were $13.3 million and $11.8 million as of September 30, 2023 and December 31, 2022, respectively. Amortization of capitalized internal-use software costs was $1.2 million and $3.4 million for the three and nine months ended September 30, 2023.
Capitalized costs associated with the implementation of hosted third-party cloud computing arrangements are recorded as part of current and long-term other assets. Maintenance and training costs are expensed as incurred on a straight-line basis over the term of the related hosting arrangement. Costs are recorded within the consolidated statements of operations based on functional use of the software. Unamortized capitalized software implementation costs were $1.4 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively. Amortization of capitalized software implementation costs of hosted third-party cloud computing arrangements was $0.2 million and $0.5 million for both the three and nine month periods ended September 30, 2023 and 2022, respectively.
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
The following table provides information about disaggregated revenue by major product line and primary geographic market (in thousands):

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Instruments	$14,927	$4,077	$4,604	$23,608	$32,481	$11,708	$8,418	$52,607
Consumables	12,099	5,097	1,101	18,297	38,729	16,425	4,176	59,330
Service and other revenue	4,119	1,699	366	6,184	10,979	4,002	1,133	16,114
Total revenue	$31,145	$10,873	$6,071	$48,089	$82,189	$32,135	$13,727	$128,051

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Americas	Europe and Middle East	Asia Pacific	Total	Americas	Europe and Middle East	Asia Pacific	Total
Instruments	$4,835	$2,171	$1,017	$8,023	$16,343	$6,132	$4,189	$26,664
Consumables	12,044	3,687	851	16,582	37,017	11,778	3,102	51,897
Service and other revenue	3,437	1,259	240	4,936	10,124	3,486	669	14,279
Total revenue	$20,316	$7,117	$2,108	$29,541	$63,484	$21,396	$7,960	$92,840
Total revenue in the United States was $30.0 million, $19.0 million, $79.9 million and $60.9 million for the three and nine month periods ended September 30, 2023 and 2022, respectively. The Company’s assets are primarily located in the United States and therefore are not allocated to any specific geographic region.
Contract balances and remaining performance obligations
Contract liabilities are comprised of the current and long-term portions of deferred revenue of $18.3 million and $13.0 million as of September 30, 2023 and December 31, 2022, respectively, and customer deposits of $1.7 million and $1.8 million as of September 30, 2023 and December 31, 2022, respectively, included within the condensed consolidated balance sheets. Total contract liabilities increased by $5.2 million as of September 30, 2023 as a result of additional deferred revenue of $18.1 million associated primarily with new or extended service contracts partially offset by the recognition of previously deferred revenue and customer deposits of $13.0 million for the completion of certain performance obligations during the period. The Company recorded contract assets of $0.9 million and $1.1 million as of September 30, 2023 and December 31, 2022, respectively, related to revenues recognized, but not yet invoiced to customers. The Company’s contractual payment terms for its contracts with customers approximates 42 days on average.
As of September 30, 2023, unsatisfied or partially unsatisfied performance obligations related to undelivered products and service contracts were $20.0 million and are expected to be completed over the term of the related contract or as products are delivered.
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
The following shares were excluded from the computation of basic and diluted net loss per share for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	1,654	1,788	1,693	1,866
Restricted stock units	4,996	2,218	4,109	1,777
Common stock warrants	471	471	471	471

5. Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. Cash is invested in accordance with the Company’s investment policy, which includes guidelines intended to minimize and diversify credit risk. Most of the Company’s investments are not federally insured and the Company holds cash deposits above the limits for federal insurance. The Company has credit risk related to the collectability of its accounts receivable. The Company performs initial and ongoing evaluations of its customers’ credit history or financial position and generally extends credit on account without collateral. Additionally, the Company evaluates collectability risk over the life of its receivables in order to establish an appropriate reserve for certain receivables that may become uncollectible in future periods. The Company has not experienced significant credit losses to date. During the three and nine months ended September 30, 2023 and 2022, the Company had no customers that individually represented more than 10% of total revenue. The Company had no customers that represented more than 10% of total accounts receivable as of September 30, 2023 or December 31, 2022.
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
6. Short-term Investments
Short-term investments consisted of available-for-sale and equity securities as follows (in thousands):

Type of securities as of September 30, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$3,296	$3	$—	$3,299
Total available-for-sale debt securities	$3,296	$3	$—	$3,299

Type of securities as of December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate debt securities	$62,862	$—	$(359)	$62,503
Government-related debt securities	22,009	—	(230)	21,779
Total available-for-sale debt securities	$84,871	$—	$(589)	$84,282
The fair values of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	September 30, 2023	December 31, 2022
Maturing in one year or less	$3,299	$81,004
Maturing in one to three years	—	3,278
Total available-for-sale debt securities	$3,299	$84,282
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

The recorded amounts of certain financial instruments, including cash, accounts receivable, prepaid expenses and other, accounts payable and accrued liabilities, approximate fair value due to their relatively short-term maturities. The fair value of the Company’s long-term debt can be determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market, which are classified as a Level 2 financial instrument.
The Company’s investments by level within the fair value hierarchy were as follows (in thousands):

	Fair value measurement using:
Type of securities as of September 30, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$90,666	$—	$—	$90,666
Short-term investments:
Corporate debt securities	—	3,299	—	3,299
Total	$90,666	$3,299	$—	$93,965

	Fair value measurement using:
Type of securities as of December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$104,294	$—	$—	$104,294
Short-term investments:
Corporate debt securities	—	62,503	—	62,503
U.S. Government-related debt securities	—	21,779	—	21,779
Total	$104,294	$84,282	$—	$188,576
In March 2020, the Company issued $230.0 million of Convertible Notes as described in more detail in Note 9. Long-term Debt, Net. As of September 30, 2023, the fair value of the Convertible Notes was $182.0 million, as determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
8. Inventory
Inventory, net of related reserves, consisted of the following as of the date indicated (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$13,187	$11,013
Intermediate manufactured components	17,309	14,715
Finished goods	24,663	17,545
Total inventory, net	$55,159	$43,273

9. Long-term Debt, Net
Notes Exchange
On November 6, 2023, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with certain existing holders of its outstanding Convertible Notes, pursuant to which the Company will exchange approximately $215.7 million aggregate principal amount of the outstanding Convertible Notes for (i) approximately $215.7 million in aggregate principal amount of the Company’s 6.95% Senior Secured Notes due 2026 (the “Secured Notes”) and (ii) warrants (each, a “2023 Warrant” and, collectively, the “2023 Warrants”) to purchase an aggregate of 16.0 million shares of the Company’s common stock, at an exercise price of $1.69 per share (the exchange of the Convertible Notes for the Secured Notes and the Warrants, collectively the “Exchange Transaction”). The Exchange Transaction is expected to close on or about November 7, 2023. The Secured Notes and 2023 Warrants to be issued at the closing will be issued in private placements pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder. The Secured Notes will be issued pursuant to an indenture among the Company, the subsidiary guarantors from time-to-time party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent.
The Indenture
The Company will not receive any cash proceeds from the Exchange Transaction. Following the consummation of the Exchange Transaction, approximately $14.3 million in aggregate principal amount of the Convertible Notes will remain outstanding with terms unchanged.
The Secured Notes will accrue interest at a rate of 6.95% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2023. From the issuance of the Secured Notes until December 15, 2024, in the absence of a Default or Event of Default (each as defined in the Secured Notes indenture), the Company will have the option to pay all or a portion of the interest on the Secured Notes in cash or in kind as PIK Interest (as defined in the Secured Notes indenture). The Secured Notes will mature on September 1, 2026, unless earlier repurchased or redeemed.
At any time prior to the maturity date of the Secured Notes, the Company will have the option to redeem all or any portion of the principal amount of the Secured Notes for cash equal to the principal amount of the Secured Notes to be redeemed, subject to certain conditions specified in the Secured Notes indenture. Upon any redemption, acceleration or repayment of any Secured Notes prior to the maturity date of the Secured Notes, the holders of the Secured Notes will be entitled to a make-whole payment as determined pursuant to the Secured Notes indenture, together with accrued and unpaid interest through the redemption, acceleration or repayment date, as applicable, provided that, for any Secured Notes that are redeemed, accelerated or repaid on or after November 7, 2025, the make-whole payment shall be zero if the Company’s then-current market capitalization is at least $250.0 million.
The Secured Notes will be guaranteed by the Company’s material subsidiaries and secured by (i) a security interest in substantially all of the assets of the Company and the notes guarantors and (ii) a pledge of the equity interests of the Company’s and the notes guarantors’ direct subsidiaries, subject to certain customary exceptions.
The Secured Notes indenture includes a number of affirmative covenants, including covenants regarding compliance with applicable laws and regulations, financial and other reporting, maintenance of property, payment of taxes and maintenance of insurance, among other covenants. The Secured Notes indenture also includes a number of restrictive covenants, including restrictions on acquisitions, the incurrence of liens or indebtedness, prepayments of other indebtedness, dispositions, investments, and transactions with affiliates, in each case subject to certain exceptions. The Company will also be required to comply with certain financial maintenance covenants, including a minimum revenue covenant and a minimum liquidity covenant, in each case, starting with the fiscal quarter ending December 31, 2023 and measured quarterly. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to certain exceptions.
The Secured Notes indenture contains customary events of default, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the Secured Notes will automatically become due and payable. In addition to customary events of default, the indenture includes certain specified events of default, including the entry of a specified adverse judgement, order, or award in connection with the Company’s pending litigation with 10x Genomics, Inc., et al; failure to make any payment of any Indebtedness (as defined in the Secured Notes indenture) having an aggregate outstanding principal amount (including undrawn committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit arrangement) of more than $10.0 million when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) and such failure continues after the applicable grace or notice period by the Company, any notes guarantor or any significant subsidiary of the Company; and the occurrence of a change of control.

Warrants
The 2023 Warrants will be exercisable in whole or in part at an exercise price of $1.69 per share and will expire on the fifth anniversary of issuance. 2023 Warrant holders may pay the exercise price in cash, or elect to exercise the 2023 Warrant on a “cashless” basis. The 2023 Warrants will prohibit any exercise by a holder to the extent that, following such exercise, the holder, together with any affiliates and “group” members (as such term is used under Section 13(d) of the Securities Exchange Act of 1934, as amended), would beneficially own more than a fixed percentage of the total number of shares of the Company’s issued and outstanding common stock (the “Beneficial Ownership Cap”), initially either 9.99%, or at the Warrant holder’s election, 4.99%. The Beneficial Ownership Cap may not be increased above the limitations in Nasdaq Listing Rule 5635(b) without stockholder approval.
In connection with an Event of Default (as defined in the 2023 Warrants), the Company may be required, at the election of the holder, to purchase the 2023 Warrant for an amount in cash equal to the Black Scholes Value (as defined in the 2023 Warrant) of the unexercised portion of the 2023 Warrant and without regard to the Beneficial Ownership Cap by wire transfer of immediately available funds within five business days of the holder’s election.
In the event of a Major Transaction (as defined in the 2023 Warrant), and without regard to the Beneficial Ownership Cap, and without any requirement to exercise the 2023 Warrant or pay the exercise price, holders of 2023 Warrants may elect to receive, for each share that would have been issuable upon exercise of the 2023 Warrant immediately prior to the occurrence of the Major Transaction, the number of shares of common stock of the successor or acquiring corporation or the Company, if it is the surviving corporation, and any additional consideration receivable by a holder of the Company’s common stock as a result of the Major Transaction, as if the 2023 Warrant had been exercised for cash. If holders of the Company’s common stock are provided a choice as to the securities, cash or property to be received in the Major Transaction, the holders of 2023 Warrants will be given the same option.
In the event of a Major Transaction, without regard to the Beneficial Ownership Cap, and without any requirement to exercise the 2023 Warrant or pay the exercise price, holders may also elect to receive (a) the amount of cash, property and other assets and the number of securities or other property of the successor entity, the Company or other entity that would be issuable in the Major Transaction in respect of an amount equal to the Black-Scholes Value of the unexercised portion of the 2023 Warrant determined as of the date the Major Transaction is consummated or otherwise occurs, divided by the closing price of the Company’s common stock on the principal securities exchange or other securities market on which the Company’s common stock is then traded on the trading day immediately preceding the date on which the Major Transaction is consummated or otherwise occurs or (b) if none of the foregoing applies, an amount in cash equal to the Black-Scholes Value of the unexercised portion of the 2023 Warrant.
Upon the occurrence of an Organic Change (as defined in the 2023 Warrant), the holder will be entitled to receive, at its option and without regard to the Beneficial Ownership Cap, the kind and amount of securities, cash or other property of the Company or the successor entity, as the case may be, that the holder would have been entitled to receive if the shares underlying the 2023 Warrant were outstanding immediately prior to the Organic Change. If holders of the Company’s common stock are provided a choice as to the securities, cash or property to be received in the Organic Change, the holders of 2023 Warrants will be given the same option.
If the Company does not survive a Major Transaction or Organic Change as the parent company, the Company will cause the successor entity to assume all obligations of the Company under the 2023 Warrants and the Registration Rights Agreement.
Registration Rights Agreement
Pursuant to the Exchange Agreement, the Company will also enter into a registration rights agreement, pursuant to which the Company will agree to prepare and file with the SEC a Registration Statement on Form S-3, or such other form as required to effect a registration of the Company’s common stock issued or issuable upon exercise of the 2023 Warrants (the “2023 Warrant Registrable Securities”), covering the resale of the 2023 Warrant Registrable Securities and such indeterminate number of additional shares of the Company’s common stock as may become issuable upon conversion of or otherwise pursuant to the 2023 Warrants to prevent dilution resulting from certain corporate actions. Such Registration Statement must be filed within 10 business days following the closing of the Exchange Transaction.
Convertible Notes
In March 2020, the Company issued $230.0 million in aggregate principal amount of its Convertible Notes in a private offering (the “Convertible Notes”). The Convertible Notes are governed by an indenture dated March 9, 2020 between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. The Company received net proceeds from the offering of $222.6 million.

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
The Company monitors the provision of the Convertible Notes that allow for certain conversion rights at each quarterly reporting date in order to determine whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. As of the date of this report, none of the outstanding convertible notes had been redeemed by the Company. Based on the closing price of our common stock of $1.72 on the last trading day of the quarter, the if-converted values of the Convertible Notes did not exceed the remaining principal balance as of September 30, 2023.
All future principal payments related to the Convertible Notes are due in March 2025. The outstanding balances of the Convertible Notes consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Outstanding principal of Convertible Notes	$230,000	$230,000
Less: unamortized issuance costs	(2,236)	(3,378)
Long-term debt, net	$227,764	$226,622
The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,509	$1,509	$4,528	$4,528
Amortization of issuance costs	385	373	1,142	1,105
Total interest expense	$1,894	$1,882	$5,670	$5,633
10. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

10x Genomics
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, and on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against the Company in the U.S. District Court for the District of Delaware. The complaint, as amended, alleges that certain of the Company’s products, services and components sold by the Company for use in connection with its GeoMx system (the “Identified GeoMx Products”) infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669, “Spatially encoded biological assays,” (b) U.S. Patent No. 10,961,566, “Spatially encoded biological assays,” (c) U.S. Patent No. 10,983,113, “Spatially encoded biological assays,” (d) U.S. Patent No. 10,996,219, “Spatially encoded biological assays,” (e) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,008,607, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,293,917, “Systems for analyzing target biological molecules via sample imaging and delivery of probes to substrate well” (the “Asserted Prognosys Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs and it intends to vigorously defend itself. On November 17, 2021, the Court granted the Company’s motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. A claim construction hearing was held on February 17, 2023. A trial is scheduled for November 13-17, 2023. The Company is unable to estimate a range of loss, if any, that could result should there be an adverse final decision in this case.
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint, and on May 12, 2022, an amended complaint, and on March 1, 2023, a second amended complaint, against the Company in the U.S. District Court for the District of Delaware (the “U.S. 10x CosMx Case”). The complaint, as amended, alleges that certain of the Company’s products, services and components sold by it for use in connection with its CosMx system (the “Identified CosMx Products”) infringe six patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (c) U.S. Patent No. 11,293,051, “Compositions and Methods for Analyte Detection,” (d) U.S. Patent No. 11,293,052, “Compositions and Methods for Analyte Detection,” (e) U.S. Patent No. 11,293,054, “Compositions and Methods for Analyte Detection,” and (f) U.S. Patent No. 11,542,554, “Method and Apparatus for Volumetric Imaging.” The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to the Company’s making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. The Company has evaluated the plaintiffs’ claims and does not believe that its activities infringe any patent rights held by the plaintiffs and intends to vigorously defend itself. On July 10, 2023, the Delaware District Court granted the Company’s motion to add new counterclaims for antitrust and unfair competition violations as well as the affirmative defense of “unclean hands” by 10x Genomics and Harvard. The ruling relates to the Company’s claim that Harvard made a non-exclusive licensing commitment in order to secure grant funding from the National Institutes of Health for work that led to the patents at issue in the litigation. Discovery is in progress. A claim construction hearing is scheduled for December 2023 and a trial is scheduled for September-October 2024. The Company is unable to estimate a range of loss, if any, that could result should there be an adverse final decision in this case.
On May 9, 2022, the Company was notified of a complaint, dated March 4, 2022, naming the Company and its wholly-owned subsidiary, NanoString Technologies Germany GmbH, which 10x Genomics, Inc. filed in the Munich Regional Court I in Germany, alleging that the Company’s CosMx system and associated products and services infringe European Patent No. 2794928B1 (the “928 Patent”), which is owned by Harvard. The complaint seeks, among other relief, injunctive relief and damages in relation to the Company’s selling and offering to sell its CosMx system and associated products and services in Germany. The Company has evaluated the claims and does not believe that its activities infringe any patent rights held by 10x or Harvard and it intends to vigorously defend itself. On May 17, 2023, the Munich court found that the CosMx system, when used to detect RNA targets, infringes the 928 Patent. The Munich court granted 10x Genomics and Harvard the right to enforce an injunction against the sale and use of the CosMx instrument and reagents for RNA detection in Germany. The Company believes the Munich court came to an erroneous conclusion and is appealing the decision. The scope and impact of the Munich’s court’s decision is limited solely to Germany. In addition, the decision does not apply to the use of the CosMx instrument for detection of proteins. The Company is unable to estimate a range of loss, if any, that could result should there be an adverse final decision in this case.
On July 29, 2022, the Company, through its German subsidiary, filed a nullity action with the German Federal Patent Court in Munich requesting a judgment that the 928 Patent, as in effect for Germany, be declared invalid and be revoked in its entirety. On February 10, 2023, the German Federal Patent Court issued a preliminary and non-binding opinion in this nullity action finding that the subject matter of the asserted independent claim 1 of the 928 Patent potentially lacked novelty and potentially lacked an inventive step over prior art. The preliminary opinion further addressed Harvard’s seven patent claim limitation requests, referred to as auxiliary requests, which 10x and Harvard seek to have applied in the event that claim 1 of the

928 Patent, as granted, proves not to be protectable. The preliminary opinion stated that the claim limitations in Auxiliary Request 1 could potentially be used to defend the 928 Patent over the cited prior art. The preliminary opinion further stated that Harvard would potentially not be able to use Auxiliary Requests 2 through 7 to establish patentability over the prior art. A hearing before the German Federal Patent Court is scheduled for May 2024 and a decision in the nullity action is expected following the hearing.
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
On October 20, 2022, the Company filed suit against 10x Genomics, Inc. in the U.S. District Court for the District of Delaware alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe the Company’s U.S. Patent No. 11,473,142, “Chemical Compositions and Uses Thereof.” On January 24, 2023, the Company’s counterclaims from the U.S. 10x CosMx Case with respect to U.S. Patent No. 11,377,689 were consolidated with the claims in this action. The Company seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to 10x Genomics’ making, using, selling, offering to sell, exporting and/or importing in the United States the Visium Spatial Gene Expression system and related products and services. Discovery is in progress. A trial in this consolidated case is scheduled for December 2024. On August 16, 2023 and September 25, 2023, 10x Genomics filed petitions for Inter Partes Review of the two patents asserted by the Company in this case.
On June 1, 2023, 10x Genomics and Harvard filed suits against the Company in the European Unified Patent Court, or UPC, alleging that the use and distribution of the Company’s CosMx products for RNA detection infringe the 928 Patent and European Patent No. 4108782B1 (the “782 Patent”). The Company does not believe that its activities infringe any patent rights held by 10x Genomics or Harvard and intends to vigorously defend itself. On July 18, 2023, the Company filed an opposition in the European Patent Office challenging the validity of the 782 Patent. No schedule has yet been set for this opposition. On July 27, 2023, the Company filed a revocation action with the UPC challenging the validity of the 928 Patent. A hearing is scheduled for April 2024 in connection with this revocation action. 10x Genomics sought preliminary injunctions against use of the CosMx instrument for RNA detection in the jurisdictions of the UPC in which the 928 Patent and 782 Patent are in effect. On September 19, 2023, the UPC granted a preliminary injunction with respect to the 782 Patent. The preliminary injunction prevents the Company from selling CosMx products for RNA detection in the 17 UPC member countries while the case awaits a full hearing on the merits. On October 10, 2023, the UPC denied 10x Genomics’ request for a preliminary injunction with respect to the 928 Patent. The Company is appealing the preliminary injunction decision with respect to the 782 Patent to the UPC Court of Appeal in Luxembourg. A hearing in Luxembourg has been scheduled for December 18, 2023. On August 31, 2023 and September 18, 2023, 10x Genomics filed main requests with the UPC, meaning requests for full hearings on the merits of the cases, not limited to preliminary relief, alleging that the Company’s CosMx products for RNA detection infringe the 782 Patent and the 928 Patent, respectively. Dates for these hearings have not yet been set.
As a result of the aforementioned injunctions that exist in certain European countries, the Company has recorded a charge of $1.7 million in estimated losses as of September 30, 2023. Beyond this amount, the Company is unable to estimate a range of additional loss, if any, that could result should there be an adverse final decision in this case.
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
11. Subsequent Events
Reorganization
In October 2023, the Company committed to a reorganization that is expected to result in the termination of approximately 110 positions, representing approximately 20% of the Company’s global workforce. The Company took this step to decrease its costs and create a more streamlined organization to support its business. In connection with the reduction in force, the Company currently estimates it will incur approximately $5 million of costs, consisting primarily of cash severance costs and transition support services for impacted employees, which the Company expects to recognize in the fourth quarter of 2023. The Company expects to substantially complete the reorganization by December 31, 2023. The estimates of costs and expenses that the Company expects to incur in connection with the reduction in workforce are subject to a number of assumptions and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.
Notes Exchange
On November 6, 2023, the Company entered into a privately negotiated exchange agreement with certain existing holders of its outstanding Convertible Notes. Under the terms of the exchange agreement, the holders will surrender approximately $215.7 million in aggregate principal amount of Convertible Notes for (i) approximately $215.7 million in aggregate principal amount of Secured Notes and (ii) the 2023 Warrants to purchase an aggregate of 16.0 million shares of the Company’s common stock, at an exercise price of $1.69 per share. For additional information regarding the Secured Notes and the 2023 Warrants, see Note 9. Long-term Debt, Net.

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
•statements regarding our profitability and cash flow, including our ability to realize expected cost savings and related benefits from our reorganization and restructuring initiatives;
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
Our products platforms consist of (i) our spatial biology platforms, including our CosMx Spatial Molecular Imager, or CosMx, our GeoMx Digital Spatial Profiler, or GeoMx, and our AtoMx Spatial Informatics Platform, or AtoMx, a cloud-based, open source and fully integrated informatics solution for use with CosMx, and (ii) our nCounter Analysis System, our original product platform for multi-plex bulk gene expression analysis. All our product platforms include instruments, related consumables, software and services, have the versatility to detect both RNA and protein expression and are able to generate reliable and reproduceable data in a variety of biological sample types, including formalin fixed paraffin embedded, or FFPE, sample types. Our product platforms allow our customers to progress their research in areas such as oncology, immunology and neurology. We market and sell our instruments and related consumables to researchers in academic, government and biopharmaceutical laboratories for research use, both through our direct sales force and through selected distributors in certain markets.
Spatial Biology Platforms
GeoMx, which was commercially launched in 2019, is a pioneering product platform in the emerging field of spatial biology. While nCounter and other common gene expression analysis technologies use bulk analysis approaches, GeoMx is used to analyze selected regions of an intact biological sample without the need to reduce or destroy the sample, enabling researchers to see how gene expression might vary across those regions. CosMx, which was commercially launched in December 2022, is a new product platform in the field of spatial biology and complements our GeoMx platform. While GeoMx offers researchers the ability to profile gene expression activity in a selected region of interest that may contain multiple cells or cell types, CosMx is designed to enable multiplexed spatial profiling of RNA and protein targets at a single and sub-cellular resolution level. While GeoMx allows for more rapid, higher throughput analysis of gene expression activity in selected regions of interest, CosMx is designed to allow researchers to “drill down” into a specific single cell or sub-cellular area in a region of interest to gather more information as desired or required. As of September 30, 2023, we had installed approximately 510 spatial biology platforms, which customers have used to publish approximately 340 peer-reviewed papers featuring our spatial biology platforms.
AtoMx, which was commercially launched in December 2022, is a cloud-based, open-source spatial biology informatics platform, initially for use with CosMx. Researchers’ desire for ever larger amounts of data in their spatial biology experiments has led to significant “big data” management issues, including the ability to store, access and efficiently analyze experimental data at a reasonable cost. AtoMx is designed to enable researchers to perform image analysis and data visualization, as well as sharing of data and analysis with collaborators, using scalable and on-demand cloud images generated by spatial biology experiments, while avoiding the large computing infrastructure and security costs associated with operating in-house data centers.

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
nCounter Platform
nCounter, which was commercially launched in 2008, is used to conduct what is known as “bulk” gene expression analysis, whereby biological samples are first reduced, and then gene expression, specifically quantities of selected RNA or proteins, are measured at their average levels throughout the totality of the sample. nCounter can be used to analyze the activity of up to 800 genes in a single experiment. As of September 30, 2023, we had an installed base of approximately 1,140 nCounter systems, which our customers have used to publish more than 7,315 peer-reviewed and research papers featuring our nCounter platform.
Our total revenue increased $35.3 million to $128.1 million for the nine months ended September 30, 2023, compared to $92.8 million for the first nine months of 2022. We derive a substantial majority of our revenue from the sale of our products, which consist of our CosMx, GeoMx, and nCounter instruments and related proprietary consumables. Our instruments are designed to work only with our consumables products. Accordingly, as the installed base of instruments grows, we expect recurring revenue from consumables sales to become an increasingly important driver of our operating results. Our consumables include our standardized CosMx, GeoMx and nCounter panel products, nCounter custom codeset products that contain a specific set of targets for scientific analysis as requested by a customer, and the Prosigna breast cancer assay which is manufactured for our partner Veracyte Inc, or Veracyte. We also derive revenue from processing fees related to proof-of-principle studies, including from our CosMx and GeoMx TAP. For CosMx, GeoMx, and nCounter, we offer extended service contracts and generate service revenue. In addition, we generate revenue from AtoMx in the form of software subscription fees which include license, cloud computing, and data storage.
We use third-party contract manufacturers to produce our instruments and certain raw materials for our consumables. We build our consumables, including our panels, custom code sets and reagent packages, at our greater Seattle, Washington area facilities.
We focus a substantial portion of our resources on developing new technologies, products, and solutions. Research and development expense totaled $51.4 million and $51.8 million for the nine months ended September 30, 2023 and 2022, respectively. We intend to continue making investments in research and development to support our existing instrument platforms and related consumables offerings, as well as in research and development of new technologies.
We have never been profitable and had net losses of $122.3 million and $115.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, our accumulated deficit was $931.6 million and our total stockholders’ deficit was $50.6 million.
Recent Developments
On November 6, 2023, we entered into a privately negotiated exchange agreement with certain holders of our Convertible Notes. Under the terms of the exchange agreement, the holders will surrender approximately $215.7 million in aggregate principal amount of Convertible Notes in exchange for (i) approximately $215.7 million in aggregate principal amount of the Secured Notes and (ii) the 2023 Warrants to purchase an aggregate of 16.0 million shares of our common at an exercise price of $1.69 per share. For additional information regarding the Secured Notes and the 2023 Warrants, see Note 9. Long-term Debt, Net of the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this report.
In October 2023, we announced a reorganization that is expected to result in the elimination of approximately 110 positions, representing approximately 20% of our global workforce. We took this step, together with other cost reduction steps, to decrease our operating expenses and create a more streamlined organization to support our business objectives, including sustaining our most critical spatial biology investments while conserving our cash resources. We expect to substantially complete the reorganization by December 31, 2023.
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

	Three Months Ended September 30,					Nine Months Ended September 30,
	2023		2022		% Change	2023		2022		% Change
	(Dollars in thousands)
Americas	$31,145	64%	$20,316	69%	53%	$82,189	65%	$63,484	68%	29%
Europe & Middle East	10,873	23%	7,117	24%	53%	32,135	24%	21,396	23%	50%
Asia Pacific	6,071	13%	2,108	7%	188%	13,727	11%	7,960	9%	72%
Total revenue	$48,089	100%	$29,541	100%	63%	$128,051	100%	$92,840	100%	38%
The following table reflects the breakdown of our revenue into the primary components of instruments, consumables and service and other.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(Dollars in thousands)
Instruments	$23,608	$8,023	194%	$52,607	$26,664	97%
Consumables	18,297	16,582	10%	59,330	51,897	14%
Service and other revenue	6,184	4,936	25%	16,114	14,279	13%
Total revenue	$48,089	$29,541	63%	$128,051	$92,840	38%
Instrument revenue during the three and nine month periods ended September 30, 2023 increased as compared to the same periods in 2022, primarily as a result of increased shipments of our spatial biology systems, primarily of our CosMx systems. The increase was partially offset by lower instrument shipments for our nCounter platform, which is in a more mature phase of its product life cycle.
Consumables revenue currently includes sales of consumables for our spatial biology systems and for nCounter, and sales of Prosigna in vitro diagnostic kits to our partner Veracyte. Consumables revenue increased for the three and nine month periods ended September 30, 2023 as compared to the same periods in 2022. The increase in consumables revenue for the three and nine month periods ended September 30, 2023 was driven primarily by higher spatial biology consumables sales, as our installed base of spatial biology instruments increased as compared to the same periods in 2022.
Service and other revenue for the three and nine month periods ended September 30, 2023 increased as compared to the same periods of 2022, due primarily to growth in our instrument installed bases and the corresponding service contract revenue.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(Dollars in thousands)
Cost of revenue	$30,686	$13,723	124%	$83,314	$44,353	88%
Gross profit	17,403	15,818	10%	44,737	48,487	(8)%
Gross margin	36%	54%		35%	52%

For the three and nine month periods ended September 30, 2023, cost of revenue increased as compared to the same periods of 2022, due primarily to a higher volume of instruments sold, a higher volume of consumables sales and increased costs associated with providing service for our growing installed base of systems. In addition to volume driven cost of revenue increases, during the three and nine month periods ended September 30, 2023, we have continued to make increased investments to support our manufacturing capabilities across all of our platforms, and incurred development amortization costs associated with AtoMx. Also, in accordance with internal policies, for the three and nine month periods ended September 30, 2023 we recorded an increase to our inventory reserves resulting primarily from the shifting mix of spatial biology consumables sales away from our more targeted consumable panels toward our GeoMx whole transcriptome assay and other newer spatial biology consumables products.
Our gross margins on revenue for the three and nine month periods ended September 30, 2023 decreased as compared to the same periods of 2022 due to a shift in our revenue mix to instrument revenue, primarily as a result of an increased volume of CosMx instruments shipping during the period. CosMx instruments are also currently selling at lower gross margins as compared to our other instrument platforms, due to lower manufacturing yields and higher unit production costs than are expected to be incurred in future periods as we scale CosMx production. In addition, our gross margins were negatively impacted due to the increase in inventory reserves of approximately $1.0 million and $5.9 million recorded during the three and nine month periods ended September 30, 2023.
We expect our cost of revenue will increase in future periods with the anticipated growth in sales of our spatial biology platforms. We also expect to continue to make investments in our operations to support the growth of our business, including investments that may improve our manufacturing efficiency and reduce production costs. We expect these investments and potential cost increases may be partially offset by the expected reduction in unit costs for CosMx as we scale production, and more moderate expense growth in future periods as we continue to realize the benefits of certain reductions in employee and other operating costs associated with our previously announced reorganization and restructuring initiatives in the fourth quarters of 2023 and 2022.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(Dollars in thousands)
Research and discovery	$3,607	$4,109	(12)%	$11,931	$14,053	(15)%
Manufacturing, support and service	1,920	2,449	(22)%	6,584	7,563	(13)%
Product and process engineering	8,635	8,240	5%	24,098	23,043	5%
Regulatory and medical affairs	121	194	(38)%	312	877	(64)%
Facilities and overhead	2,832	2,000	42%	8,522	6,219	37%
Total research and development expense	$17,115	$16,992	1%	$51,447	$51,755	(1)%
Research and development expenses for the three and nine month periods ended September 30, 2023 were relatively flat as compared to the same periods in 2022, reflecting higher professional fees and cloud storage costs related to the development of AtoMx and new consumables products for our spatial biology platforms, offset by lower personnel related costs resulting from our previously announced reorganization and restructuring initiatives in the fourth quarter of 2022.
We continue to invest in product development activities associated with our spatial biology platforms, although we expect research and development expense to decrease in future periods, reflecting the impact of certain reductions in employee and other expenses related to our previously announced reorganization and restructuring initiatives in the fourth quarters of 2023 and 2022.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of costs for our sales and marketing, finance, human resources, information technology, business development, legal, and general management functions, as well as professional fees for legal, insurance, consulting, and accounting services.
Selling, general, and administrative expense was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(Dollars in thousands)
Selling, general and administrative expense	$36,755	$33,767	9%	$113,197	$106,234	7%
Selling, general, and administrative expense for the three and nine month periods ended September 30, 2023 increased as compared to the same periods in 2022, due primarily to higher costs associated with ongoing legal proceedings and increased stock-based compensation costs. These increases were partially offset by lower marketing costs, lower personnel related costs and reduced bad debt reserves.
We expect selling, general and administrative expenses may increase modestly in future periods as the number of technical support and administrative personnel grows to support the expected growth of our spatial biology installed base and as we incur expenses related to ongoing legal proceedings.
Other Income (Expense)
Other income and expense items are comprised primarily of interest income earned on our cash equivalents and short-term investments and interest paid on our outstanding convertible debt. Other total other expense, net was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(Dollars in thousands)
Interest income	$1,355	$774	75%	$4,167	$1,331	213%
Interest expense	(1,897)	(1,887)	1%	(5,677)	(5,650)	—%
Other income (expense), net	(451)	(579)	(22)%	(669)	(1,286)	(48)%
Total other expense, net	$(993)	$(1,692)	(41)%	$(2,179)	$(5,605)	(61)%
Our total other expense, net for the three and nine month periods ended September 30, 2023 decreased as compared with the same periods in the prior year, due primarily to increased interest income associated with higher yields on our short-

term investments, partially offset by increased losses on the remeasurement of foreign currency transactions into our functional currency of U.S. dollars, as a result of volatility in foreign exchange conversion rates associated primarily with the Euro and British pound sterling.
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
Liquidity and Capital Resources

	September 30, 2023	December 31, 2022	Change
	(In thousands)
Cash and cash equivalents	$93,802	$112,250	$(18,448)
Short-term investments	3,299	84,282	(80,983)
Total cash and cash equivalents and short-term investments	$97,101	$196,532	$(99,431)

	Nine Months Ended September 30,
	2023	2022	Change
	(In thousands)
Cash used in operating activities	$(86,896)	$(100,525)	$13,629
Cash provided by investing activities	66,190	108,384	(42,194)
Cash provided by financing activities	1,672	2,325	(653)
Effect of foreign exchange on cash and cash equivalents	(16)	(183)	167
Net (decrease) increase in cash and cash equivalents	$(19,050)	$10,001	$(29,051)
Changes in Cash Flow
Operating Activities
For the nine months ended September 30, 2023, net cash used in operating activities consisted of our net loss of $122.3 million and net increases in our operating assets and liabilities of $10.0 million, partially offset by $45.4 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence, operating lease costs and bad debts and amortization of right-of-use assets.
For the nine months ended September 30, 2022, net cash used in operating activities consisted of our net loss of $115.4 million, partially offset by $32.7 million of net non-cash income and expense items, such as stock-based compensation, depreciation and amortization, increased provisions for inventory obsolescence, operating lease costs and bad debts and amortization of right-of-use assets.
Investing Activities
Our most significant investing activities for the nine months ended September 30, 2023 and 2022, respectively, were related to the maturity, sale and purchase of short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, and given the size of short-term investments available for conversion to cash, we do not consider cash flows related to management of our short-term investments to be important to an understanding of our liquidity and capital resources.
For the nine months ended September 30, 2023 and 2022, we purchased property and equipment totaling $9.5 million and $11.5 million, respectively, which we believe will be required to support the growth and expansion of our operations. In addition, for the nine months ended September 30, 2023 and 2022, we have invested $5.8 million and $5.3 million, respectively, related to the development of software and technology to support AtoMx.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 consisted primarily of $2.3 million and $4.1 million, respectively, of net proceeds from the exercise of stock options and other equity awards including our Employee Stock Purchase Plan. These proceeds were partially offset by tax withholdings related to the net settlement of restricted stock units of $0.5 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.
Short-term Investments
We hold our cash, cash equivalents, and short-term investments in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss.
Source of Funds
Since inception, we have financed our operations primarily through the sale of equity securities, borrowings under term loan agreements and Convertible Notes, licensing of intellectual property and, to a lesser extent, sales of certain assets. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $97.1 million, compared to $196.5 million as of December 31, 2022.
Financial Condition
We believe our existing cash, cash equivalents and short-term investments, and cash generated from sales to our customers will be sufficient to meet these material cash requirements and fund our operating requirements for at least the next 12 months, including working capital requirements, capital expenditures and other operational investments.
Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Any future funding requirements will depend on many factors, including: market acceptance and the level of sales of our existing products and new products; the effect of competing technological and market developments; the effectiveness of our commercial sales and field service organizations; the nature and timing of any additional research, product development or other partnerships or collaborations we may establish; the cost and timing of establishing additional sales, marketing, and distribution capabilities; the cost of our research and development activities; the outcome of any pending legal proceedings; the expected costs of and expected cost savings from workforce reductions and the anticipated period time over which such costs will be paid and cost savings will be realized; and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions. We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through partnership, collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets; delay or reduce the scope of or eliminate some or all of our research and development programs, launch activities, or commercialization of our products; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; reduce marketing, customer support or other resources devoted to our products; or cease operations.
Material Cash Requirements
Our principal uses of cash are funding our operations, capital expenditures, working capital requirements and satisfaction of any outstanding obligations under our debt agreements. In October 2023, we announced a reorganization that is expected to result in the elimination of approximately 20% of our global workforce. We took this step, together with other cost reduction steps, to decrease our operating expenses and create a more streamlined organization to support our business objectives, including sustaining our most critical spatial biology investments while conserving our cash resources. In connection with the reduction in force, we estimate that we will incur approximately $5.0 million in costs, consisting primarily of cash severance costs and transition support services for impacted employees, which we expect to recognize in the fourth quarter of 2023.
Our material cash requirements for the remainder of 2023 and for 2024 include purchase commitments for long-lead time inventory, personnel costs, including certain costs for employee benefits, continued spending on litigation, research and development items, software development for internal-use projects, lease payments for office, laboratory and manufacturing spaces, and interest payments related to our Secured Notes and our Convertible Notes except where we may elect for interest related to the Secured Notes to be paid in kind through 2024. We expect capital expenditures for the remainder of 2023 to be similar to 2022, due primarily to planned investments in increased manufacturing capacity and efficiency in 2023, partially offset by reduced investments in software development for internal-use projects for which a substantial portion of the cost was incurred in 2022. In addition, our purchase commitments as of September 30, 2023 are $29.1 million, of which $27.0 million is payable within 12 months. As of September 30, 2023, we had interest payment obligations of $8.6 million, of which $6.0 million is payable within 12 months, and total operating and financing lease obligations of $24.0 million, of which $7.0 million is payable within 12 months. As of September 30, 2023, we had $230 million in aggregate principal amount of the Convertible Notes outstanding.
As of November 6, 2023 and reflecting the impact of the Exchange Transaction, we estimate future long-term interest payment obligations of $47.8 million, of which $14.5 million will be payable within 12 months. In addition, following completion of the Exchange Transaction we will have approximately $215.7 million in aggregate principal amount of the Secured Notes outstanding and approximately $14.3 million in aggregate principal amount of the Convertible Notes outstanding. The Secured Notes will mature on September 1, 2026, unless earlier repurchased or redeemed, and the Convertible Notes will mature on March 1, 2025, unless earlier repurchased, redeemed or converted. See Note 9. Long-term Debt, Net of the Notes to the Consolidated Financial Statements of this report.
Our material cash requirements may increase in the future as we invest in working capital to support the growth of our spatial biology platforms, or if we elect to invest in research and development related to existing or new product platforms, manufacturing capacity or capabilities, or in sales and marketing and administrative activities. Our material cash requirements may also increase in the event of a negative outcome from any of our pending legal proceedings. We cannot be certain our revenue will grow sufficiently to offset any operating expense increases. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.
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

Interest Rate Risk
Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, and money market funds. Declines in interest rates, however, would reduce future investment income. A 10% decline in interest rates, occurring on October 1, 2023 and sustained throughout the period ended September 30, 2024, would not be material.
Our Secured Notes, when issued, and Convertible Notes are each based on a fixed rate; accordingly, we do not have economic interest rate exposure on the Secured Notes, when issued, or in the Convertible Notes. However, changes in interest rates could impact the fair market value of the Secured Notes, when issued, or the Convertible Notes. Generally, the fair market value of the fixed interest rate of the Secured Notes, when issued, and the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Convertible Notes fluctuates when the market price of our common stock fluctuates. As of September 30, 2023, the fair market value of the Convertible Notes was $182.0 million and was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
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
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
On May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (“Prognosys”) filed a complaint, and on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against us in the U.S. District Court for the District of Delaware. The complaint, as amended, alleges that certain of our products, services and components sold by us for use in connection with our GeoMx system (the “Identified GeoMx Products”) infringe seven patents owned by Prognosys: (a) U.S. Patent No. 10,472,669, “Spatially encoded biological assays,” (b) U.S. Patent No. 10,961,566, “Spatially encoded biological assays,”(c) U.S. Patent No. 10,983,113,“Spatially encoded biological assays,” (d) U.S. Patent No. 10,996,219, “Spatially encoded biological assays,” (e) U.S. Patent No. 11,001,878, “Spatially encoded biological assays,” (f) U.S. Patent No. 11,008,607, “Spatially encoded biological assays,” and (g) U.S. Patent No. 11,293,917, “Systems for analyzing target biological molecules via sample imaging and delivery of probes to substrate well” (the “Asserted Prognosys Patents”). The complaint seeks, among other relief, injunctive relief and unspecified damages (including treble damages and attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified GeoMx Products, as well as the alleged infringement by others of the Asserted Prognosys Patents through their use of the Identified GeoMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs and we intend to vigorously defend ourselves. On November 17, 2021, the Court granted our motion to dismiss the plaintiffs’ claims of pre-suit indirect infringement and willful infringement with leave to amend the complaint. A claim construction hearing was held on February 17, 2023. A trial is scheduled for November 13-17, 2023.
On February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College (“Harvard”) filed a complaint, and on May 12, 2022, an amended complaint, and on March 1, 2023, a second amended complaint, against us in the U.S. District Court for the District of Delaware (the “U.S. 10x CosMx Case”). The complaint, as amended, alleges that certain of our products, services and components sold by us for use in connection with our CosMx system (the “Identified CosMx Products”) infringe six patents owned by Harvard: (a) U.S. Patent No. 10,227,639, “Compositions and Methods for Analyte Detection,” (b) U.S. Patent No. 11,021,737, “Compositions and Methods for Analyte Detection,” (c) U.S. Patent No. 11,293,051, “Compositions and Methods for Analyte Detection,” (d) U.S. Patent No. 11,293,052, “Compositions and Methods for Analyte Detection,” (e) U.S. Patent No. 11,293,054, “Compositions and Methods for Analyte Detection,” and (f) U.S. Patent No. 11,542,554, “Method and Apparatus for Volumetric Imaging.” The complaint seeks, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to our making, using, selling, offering to sell, exporting and/or importing in the United States the Identified CosMx Products. We have evaluated the plaintiffs’ claims and do not believe that our activities infringe any patent rights held by the plaintiffs and we intend to vigorously defend ourselves. On July 10, 2023, the Delaware District Court granted our motion to add new counterclaims for antitrust and unfair competition violations as well as the affirmative defense of “unclean hands” by 10x Genomics and Harvard. The ruling relates to our claim that Harvard made a non-exclusive licensing commitment in order to secure grant funding from the National Institutes of Health for work that led to the patents at issue in the litigation. Discovery is in progress. A claim construction hearing is scheduled for December 2023 and a trial is scheduled for September-October 2024.
On May 9, 2022, we were notified of a complaint, dated March 4, 2022, naming us and our wholly-owned subsidiary, NanoString Technologies Germany GmbH, which 10x Genomics, Inc. filed in the Munich Regional Court I in Germany, alleging that our CosMx system and associated products and services infringe European Patent No. 2794928B1 (“the 928 Patent”), which is owned by Harvard. The complaint seeks, among other relief, injunctive relief and damages in relation to our selling and offering to sell our CosMx system and associated products and services in Germany. We have evaluated the claims and do not believe that our activities infringe any patent rights held by 10x Genomics or Harvard and we intend to vigorously defend ourselves. On May 17, 2023, the Munich court found that the CosMx, when used to detect RNA targets, infringes the 928 Patent. The Munich court granted 10x Genomics and Harvard the right to enforce an injunction against the sale and use of the CosMx instrument and reagents for RNA detection in Germany. We believe the Munich court came to an erroneous conclusion and are appealing the decision. The scope and impact of the Munich’s court’s decision is limited solely to Germany. In addition, the decision does not apply to the use of the CosMx instrument for detection of proteins.
On July 29, 2022, we, through our German subsidiary, filed a nullity action with the German Federal Patent Court in Munich requesting a judgment that the 928 Patent, as in effect for Germany, be declared invalid and be revoked in its entirety. On February 10, 2023, the German Federal Patent Court issued a preliminary and non-binding opinion in this nullity action finding that the subject matter of the asserted independent claim 1 of the 928 Patent potentially lacked novelty and potentially lacked an inventive step over prior art. The preliminary opinion further addressed Harvard’s seven patent claim limitation requests, referred to as auxiliary requests, which 10x and Harvard seek to have applied in the event that claim 1 of the 928 Patent, as granted, proves not to be protectable. The preliminary opinion stated that the claim limitations in Auxiliary Request 1 could potentially be used to defend the 928 Patent over the cited prior art. The preliminary opinion further stated that Harvard would potentially not be able to use Auxiliary Requests 2 through 7 to establish patentability over the prior art. A hearing before the German Federal Patent Court is scheduled for May 2024 and a decision in the nullity action is expected following the hearing.
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
On October 20, 2022, we filed suit against 10x Genomics, Inc. in the U.S. District Court for the District of Delaware alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,473,142, “Chemical Compositions and Uses Thereof.” On January 24, 2023, our counterclaims from the U.S. 10x CosMx Case with respect to U.S. Patent No. 11,377,689 were consolidated with the claims in this action. We seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees) in relation to 10x Genomics’ making, using, selling, offering to sell, exporting and/or importing in the United States the Visium Spatial Gene Expression system and related products and services. Discovery is in progress. A trial in this consolidated case is scheduled for December 2024. On August 16, 2023 and September 25, 2023, 10x Genomics filed petitions for Inter Partes Review of the two patents asserted by us in this case.
On June 1, 2023, 10x Genomics and Harvard filed suits against us in the European Unified Patent Court, or UPC, alleging that the use and distribution of the Company’s CosMx products for RNA detection infringe the 928 Patent and European Patent No. 4108782B1 (the “782 Patent”). We do not believe that our activities infringe any patent rights held by 10x Genomics or Harvard and we intend to vigorously defend ourselves. On July 18, 2023, we filed an opposition in the European Patent Office challenging the validity of the 782 Patent. No schedule has yet been set for this opposition. On July 27, 2023, we filed a revocation action with the UPC challenging the validity of the 928 Patent. A hearing is scheduled for April 2024 in connection with this revocation action. 10x Genomics sought preliminary injunctions against use of the CosMx instrument for RNA detection in the jurisdictions of the UPC in which the 928 Patent and 782 Patent are in effect. On September 19, 2023, the UPC granted a preliminary injunction with respect to the 782 Patent. The preliminary injunction prevents us from selling CosMx products for RNA detection in the 17 UPC member countries while the case awaits a full hearing on the merits, a date for which has not yet been set. On October 10, 2023, the UPC denied 10x Genomics’ request for a preliminary injunction with respect to the 928 Patent. We are appealing the preliminary injunction decision with respect to the 782 Patent to the UPC Court of Appeal in Luxembourg. A hearing in Luxembourg has been scheduled for December 18, 2023. On August 31, 2023 and September 18, 2023, 10x Genomics filed main requests with the UPC, meaning requests for full hearings on the merits of the cases, not limited to preliminary relief, alleging that our CosMx products for RNA detection infringe the 782 Patent and the 928 Patent, respectively. Dates for these hearings have not yet been set.
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
We have incurred losses since we were formed and expect to incur losses in the future. We incurred net losses of $122.3 million and $115.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $931.6 million. We expect that our losses will continue for at least the next several years as we will be required to invest significant additional funds toward ongoing development and commercialization of our technology. We also expect that our operating expenses may continue to increase as we grow our business, and there can be no assurance that our revenue and gross profit will increase sufficiently such that our net losses decline, or we attain profitability, in the future. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, market development and the size of our addressable markets, competition and market share captured by our products, future product development, and the profit margins achieved on our products and service offerings. In addition, inflationary pressure, rising interest rates, the impact of our ongoing litigation matters, potential economic recession and other deteriorating factors in the macroeconomic environment could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent rise in inflation. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing. We previously announced certain reorganization and restructuring initiatives, under which we reduced certain employee-related expenses and other operating expenses. While we expect our operating costs will be reduced in future periods as a result of these actions, we may not fully realize all of the anticipated cost savings. As a result of these and other factors, we may never be able to generate sufficient revenue to achieve or sustain profitability.
Our future capital needs are uncertain and we may need to raise additional funds in the future.
We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we will need to raise substantial additional capital to:
•expand the commercialization of our products;
•fund our operations;
•further our research and development; and/or
•repurchase, refinance, or otherwise restructure our indebtedness.
Our future funding requirements will depend on many factors, including:
•market acceptance of our products;
•the cost and timing of establishing additional sales, marketing and distribution capabilities;
•the cost of our research and development activities;
•the cost and timing of regulatory clearances or approvals;
•our ability to successfully implement the reduction in workforce announced in October 2023 and achieve the anticipated cost reductions;
•the effect of competing technological and market developments; and
•the extent to which we engage in strategic transactions, such as the acquisition of, investment in or disposal of businesses, assets, products and technologies, including inbound or outbound licensing arrangements.

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, or convertible debt, our stockholders may experience dilution. For example, in March 2020, we sold $230.0 million aggregate principal amount of our Convertible Notes in a private placement to qualified institutional buyers for net proceeds of $222.6 million, in October 2020, we sold an aggregate of 5,750,000 shares of common stock in an underwritten public offering for net proceeds of $215.8 million, and in November 2023, we entered into the Exchange Transaction, pursuant to which we will issue 2023 Warrants to purchase up to 16 million shares of our common stock in partial exchange for our Convertible Notes. In connection with an Event of Default (as defined in the 2023 Warrants), we may be required, at the election of the holder, to purchase the 2023 Warrants for an amount in cash equal to the Black Scholes Value (as defined in the 2023 Warrant) of the unexercised portion of the 2023 Warrant and without regard to the Beneficial Ownership Cap by wire transfer of immediately available funds within five business days of the holder’s election. Any election by a holder to purchase the 2023 Warrants could require a significant amount of cash that may negatively impact our liquidity or working capital and otherwise divert funds from other business purposes. Any future equity financing may contain terms that are not favorable to us or our stockholders.
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
If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations, and we may not successfully implement the reduction in workforce announced October 2023 and achieve the anticipated cost reductions. Any of these factors could harm our operating results.
Provisions of our existing and any future debt instruments may restrict our ability to pursue our business strategies.
From time to time, we have used debt financing to provide capital for our business. Following closing of the Exchange Transaction, our Secured Notes will require us to comply, and debt instruments we may enter into in the future may require us to comply with various covenants that limit our and our subsidiaries’ ability to, among other things:
•dispose of assets;
•complete mergers or acquisitions;
•incur indebtedness;
•encumber assets;
•pay dividends or make other distributions to holders of our capital stock;
•make investments;
•engage in any new line of business; and
•engage in certain transactions with our affiliates.
For example, upon closing of the Exchange Transaction, we will issue approximately $215.7 million in aggregate principal amount of our Secured Notes in partial exchange for our Convertible Notes. The Secured Notes indenture includes a number of restrictive covenants, including restrictions on acquisitions, the incurrence of liens or indebtedness, prepayments of other indebtedness, dispositions, investments, and transactions with affiliates, in each case subject to certain exceptions. In addition, the indenture for the Secured Notes requires us to comply with a minimum revenue covenant and a minimum liquidity covenant, in each case measured at the end of each fiscal quarter. If we fail to comply with these or any of the other covenants under the Secured Notes indenture and are unable to obtain a waiver or amendment, the holders of the Secured Notes may, among other things, declare all of the Secured Notes due and payable and exercise rights with respect to collateral securing the Secured Notes, each of which could materially harm our business, financial condition and prospects and could cause the price of our common stock to decline.
If the holders of the Secured Notes or any future debt instruments declare such indebtedness to be due and payable upon an event of default, such acceleration could result in cross defaults under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our then outstanding debt instruments if some or all of these instruments are accelerated upon a default. If we are unable to repay, refinance or restructure indebtedness when payment is due, the holders or lenders could also proceed against any collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.

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
Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results, including the ongoing impact on our business operations and financial results of higher inflation and rising interest rates, our ongoing litigation matters, potential economic recession and other deteriorating factors in the macroeconomic environment. These fluctuations may make financial planning and forecasting difficult. For example, in the first and third quarters of 2022, revenue did not meet expectations which adversely affected our stock price. In addition, these fluctuations may result in unanticipated changes in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. Also, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Furthermore, our instruments involve a significant capital commitment by our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of securities analysts, our stock price may be adversely affected.
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
Additionally, we implemented Company-wide reductions in workforce in November 2022 and October 2023 to help achieve a more cost-efficient organization. The October 2023 reduction in workforce impacted approximately 20% of our employees and we are still assessing the full impact of the reductions, which may yield unintended consequences and costs such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction in workforce, lower morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of such cost-saving measures, all of which may have an adverse effect on our results of operations or financial condition.
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
We cannot assure investors that our products will compete favorably or that we will be successful in the face of increasing competition from new products and technologies introduced by our existing competitors or new companies entering our markets. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results. For additional information regarding the competition in our market, please see Part I, Item 1. “Business — Competition” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
GeoMx and CosMx target spatial genomics, a novel market opportunity and research application for which existing research experience and applications are limited. Prior to the launches of GeoMx and CosMx, we had not previously targeted this market and, as a result, we have limited marketing and selling experience. Our limited marketing and selling experience targeting these new markets and customers may hinder the successful commercialization of CosMx, GeoMx, AtoMx and related consumables. In addition, our ongoing litigation with 10x Genomics may negatively impact our ability to penetrate new markets and grow our customer base. For example, a preliminary injunction issued by the European Unified Patent Court in September 2023 currently blocks our ability to market and sell our CosMx products for RNA detection within the 17 member states of the European Unified Patent Court.
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
Our revenue generated from sales to customers located outside of North America was approximately 36% and 32% for the nine months ended September 30, 2023 and 2022, respectively. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
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
We may fail to achieve the expected cost savings and related benefits from our reduction in workforce initiated in October 2023.
In October 2023, we announced a plan to reduce our workforce to enable us to achieve a more cost-efficient organization. The target of the reduction in workforce is to reduce employee headcount by approximately 20% by the end of 2023. The full scope, scale and impact of the reduction in workforce is not yet known.
We may fail to effectively execute on, or achieve the stated goals of, the October 2023 reduction in workforce or similar past or future restructuring activities, including the reduction in workforce we announced in November 2022. Our plans may also change as we continue to refocus on our key priorities. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought. In addition, the reduction in workforce may negatively impact employee morale for those who are not directly impacted, which may increase employee attrition and hurt future recruiting efforts, hindering our ability to achieve our key priorities. Any failure to achieve the expected benefits from the reduction in workforce could adversely affect our stock price, financial condition and ability to achieve our key priorities, as well as lead to stockholder complaints and litigation.
If we are unable to recruit, train and retain key personnel, we may not achieve our goals.
Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales and marketing personnel. Competition for qualified personnel may at times be significant, particularly in the Seattle, Washington area. Our growth depends, in particular, on attracting, retaining and motivating highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. We do not maintain fixed term employment contracts or key man life insurance with any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects. Further, the reductions in workforce we announced in November 2022 and October 2023 may negatively impact our ability to recruit key personnel and makes retention of our current personnel more challenging.
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
We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems, and those of our vendors, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, ransomware or other malicious code, or other disruptive events including but not limited to terrorism, war or other military activity, power loss, flooding, fire, earthquake, or other natural disasters. Additionally, geopolitical tensions related to Russia’s actions in Ukraine may increase cybersecurity risks, and attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. We are increasingly dependent upon our and our vendors’ technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems, and those of our vendors, are potentially vulnerable to data security breaches and other security incidents — whether by employees or others — which may expose sensitive data to unauthorized persons. Such data security breaches and incidents, whether resulting from hacking, social engineering, phishing, or other causes could lead to the loss of confidential information, financial assets, trade secrets or other intellectual property, unauthorized access to, or disruptions to or other interruptions of, our platforms and products, or could lead to unauthorized access to or use, modification, unavailability, disclosure, loss or acquisition of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves, our customers or of other third parties that we maintain or otherwise process, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, any such access, disclosure or other loss of information could result in legal claims, investigations or proceedings by governmental entities or private parties, adverse publicity and harm to our reputation, loss of business, and significant fines, penalties, and other damages and liabilities. In addition, these breaches and incidents and other inappropriate access, and security vulnerabilities in our software, platforms, and products can be difficult to detect. Any delay in identifying them and responding to or otherwise remediating them may lead to security breaches, incidents, and unauthorized access occurring, and increased harms of the type described above. We expect to continue to expend significant resources to protect against security breaches and incidents, and could be required to expend significant amounts to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to customers or other persons or implementing additional security measures. With the increase in personnel working remotely, we and our vendors have experienced and are at increased risk for security breaches and incidents. We are taking steps in an effort to monitor and enhance the security of our technology systems and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our technology systems or data or other data or information that we maintain or that otherwise is processed in our business.
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

•state privacy laws, such as the California Consumer Privacy Act, California Privacy Rights Act, similar legislation in other states and Washington’s My Health, My Data Act;
•the Foreign Corrupt Practices Act, which applies to our international activities; and
•the European Union’s General Data Protection Regulation and other national privacy laws.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the U.S. and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including standard contractual clauses approved by the European Commission, or the SCCs, and the EU-U.S. and Swiss-U.S. Privacy Shield programs administered by the U.S. Department of Commerce. Despite this, we may be unsuccessful in maintaining conforming means of transferring personal data from the EEA, Switzerland, and United Kingdom, in particular as a result of continued legal and legislative activity within those regions. The EU-U.S.-and Swiss-U.S. Privacy Shield frameworks and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the European Union, or CJEU, issued a decision invalidating the EU-U.S. Privacy Shield and imposing additional requirements in connection with the use of the SCCs. The Swiss-U.S. Privacy Shield also has been declared invalid. The European Commission issued new SCCs in June 2021 that were required to be put in place. Additionally, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom on February 2, 2022 that were required to be used for new contractual arrangements as of September 21, 2022, and must replace prior standard contractual clauses as of March 21, 2024. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield with the Trans-Atlantic Data Privacy Framework. On July 10, 2023, the European Commission adopted an adequacy decision in relation to this framework, which was renamed the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The EU-U.S. DPF may be subject to legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. It remains unclear whether it will be appropriate for us to utilize the EU-U.S. DPF. More generally, we are assessing these developments and their impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA, Switzerland, and United Kingdom to apply different standards to the transfer of personal data from those regions to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from those regions to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may find it necessary or desirable to make further changes to our handling of personal data of residents of those regions. The regulatory environment applicable to the handling of the personal data of EEA, Switzerland, and United Kingdom residents, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in those regions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
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

Risks Related to Intellectual Property
Involvement in lawsuits to protect or enforce our patent and proprietary rights, to determine the scope, coverage and validity of others’ proprietary rights, or to defend against third-party claims of intellectual property infringement, could be time-intensive and costly and may adversely impact our business or stock price.
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
For example, on May 6, 2021, 10x Genomics, Inc. and Prognosys Biosciences, Inc. filed a complaint, and on May 19, 2021, an amended complaint, and on May 4, 2022, a second amended complaint, against us in the U.S. District Court for the District of Delaware. Further, on February 28, 2022, 10x Genomics, Inc. and President and Fellows of Harvard College filed a complaint, and on May 12, 2022, an amended complaint, and on March 1, 2023, a second amended complaint, against us in the U.S District Court for the District of Delaware. In addition, on March 4, 2022, 10x Genomics, Inc. filed suit against us in the Munich Regional Court I in Germany. The complaints allege infringement of certain patents described in the complaints, and seek, among other relief, injunctive relief and unspecified damages (including attorneys’ fees). On May 17, 2023, the Munich court granted 10x Genomics, Inc. and President and Fellows of Harvard College the right to enforce an injunction against the sale and use of the CosMx instrument and reagents for RNA detection in Germany. We believe the Munich court came to an erroneous conclusion and are appealing the decision. On June 1, 2023, 10x Genomics, Inc. and Harvard filed suits against us in the European Unified Patent Court, or UPC, seeking preliminary injunctions against use of the CosMx instrument for RNA detection in the jurisdictions of the UPC in which the asserted European patents are in effect. On September 19, 2023, the UPC granted a preliminary injunction with respect to one of the two asserted patents. The preliminary injunction prevents the Company from selling CosMx products for RNA detection in the 17 UPC member countries while the case awaits a full hearing on the merits, a date for which has not yet been set. The Company is appealing the preliminary injunction decision to the UPC Court of Appeal in Luxembourg. We believe that we do not infringe the asserted patents, and that the patents will ultimately be found to be invalid, however, we cannot be certain of the ultimate outcome of these legal proceedings. The litigation has negatively impacted our share price and our ability to sell our CosMx instruments in the jurisdictions impacted by the UPC injunction. If the plaintiffs prevail in these ongoing litigations, we may be prohibited from selling the alleged infringing products and services in additional jurisdictions, including the United States, and potentially elsewhere, or be ordered to pay significant damages or both, either of which would have a material and adverse impact on our business. Even if we ultimately prevail in these litigations, litigation is costly, time-consuming and will divert our management’s attention, which could also have a material and adverse impact on our business. For additional information regarding these pending litigations, please refer to the section of this report titled “Legal Proceedings.”
Litigation may also be necessary for us to protect or enforce our patent and proprietary rights, to defend against third-party claims or to determine the scope, coverage and validity of the proprietary rights of others. For example, on October 20, 2022, we filed suit against 10x Genomics, Inc. in the U.S. District Court for the District of Delaware alleging that 10x Genomics’ Visium Spatial Gene Expression system and related products and services infringe our U.S. Patent No. 11,473,142, “Chemical Compositions and Uses Thereof,” and, on January 24, 2023, our additional counterclaims against 10x Genomics with respect to a second NanoString patent, U.S. Patent No. 11,377,689, were consolidated into this case. In addition, on July 10, 2023, the Delaware District Court granted our motion to add new counterclaims for antitrust and unfair competition violations as well as the affirmative defense of “unclean hands” by 10x Genomics and Harvard. The ruling relates to our claim that Harvard made a non-exclusive licensing commitment in order to secure grant funding from the National Institutes of Health for work that led to the patents at issue in the litigation. Litigation has resulted in and could continue to result in substantial legal fees, and the litigation could also adversely affect the scope of our patent protection and reduce our ability to compete in the marketplace. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2023, we owned or licensed approximately 39 issued U.S. patents and approximately 35 pending U.S. patent applications, including provisional and non-provisional filings and 4 pre-nationalization PCT applications. We also owned or licensed approximately 340 pending and granted counterpart applications worldwide, including 132 country-specific validations of 18 European patents. We continue to file new patent applications to protect the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
•any change to the composition of the board of directors or key personnel, including developments relating to our reductions in workforce announced in November 2022 and October 2023;
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
Servicing our Secured Notes and our Convertible Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the Secured Notes and

Convertible Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the Secured Notes, when issued, and the Convertible Notes, or to make cash payments in connection with any conversion of the Convertible Notes or upon any fundamental change if holders of the Convertible Notes require us to repurchase their Convertible Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring indebtedness or obtaining additional equity capital on terms that may be onerous and/or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial and operational condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our debt obligations, including the Secured Notes, when issued, and the Convertible Notes;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;
•result in certain of our debt obligations becoming immediately due and payable or being deemed to be in default if applicable cross default, cross-acceleration and/or similar provisions are triggered;
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
We may not be able to maintain our listing on the Nasdaq Global Market, or the Nasdaq, or trading on the Nasdaq may otherwise be halted or suspended, which may make it more difficult for investors to sell shares of our common stock and consequently may negatively impact the price of our common stock.
We may in the future fail to comply with the Nasdaq listing rules, including the minimum $1.00 per share closing bid price requirement, the minimum $50.0 million market value of listed securities requirement, and the minimum $15.0 million market value of publicly held shares. From January 1, 2023 to November 2, 2023, our common stock has had a closing bid price as low as $1.20 per share. If our common stock ceases to be listed for trading on the Nasdaq for failure to comply with the minimum $1.00 per share closing bid price requirement or for any other reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Additionally, unless our common stock is subsequently listed on another exchange permitted under the indenture for the Convertible Notes, our failure to maintain the listing of our common stock on the Nasdaq would constitute a fundamental change under the indenture for the Convertible Notes which would give holders thereof the right to require us to repurchase their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the applicable repurchase date, and such failure could also constitute a default under any future indebtedness which could accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the market price of our common stock. If we are not listed on the Nasdaq, our ability to raise capital will be adversely impacted. Additionally, for so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to any registration statements on Form S-3 that we may file will be limited to the equivalent of one-third of our public float, which will limit our ability to file or use shelf registration statements on Form S-3 and further limit our ability to raise capital. We have relied significantly on shelf registration statements on Form S-3 for financings in recent years, so any such limitations may harm our ability to raise the capital we need. Trading in our common stock may also be halted or suspended in the future on the Nasdaq due to market or trading conditions at the discretion of the Nasdaq. Any halt or suspension in the trading in our common stock may negatively impact the market price of our common stock.

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
We register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in March 2020 we sold $230 million aggregate principal amount of Convertible Notes in a private placement to qualified institutional buyers for net proceeds of $222.6 million, in October 2020, we sold an aggregate of 5,750,000 shares of common stock in an underwritten public offering for net proceeds of $215.8 million and in November 2023, at the closing of the Exchange Transaction, we will issue 2023 Warrants to purchase 16.0 million shares of our common stock at an exercise price of $1.69 per share in partial exchange for our Convertible Notes. Any such future issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
We have broad discretion over the use of the proceeds from our March 2020 Convertible Notes offering and October 2020 underwritten public offering and may apply the proceeds to uses that do not improve our operating results or the value of your securities.
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
Exercise of the 2023 Warrants and transactions relating to our Convertible Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
At the closing of the Exchange Transaction, we will issue 2023 Warrants to purchase 16.0 million shares of our common stock at an exercise price of $1.69 per share. Any exercise of the 2023 Warrants would have a dilutive effect on the ownership interest of our existing stockholders. In addition, if the Convertible Notes are converted by holders, we have the ability under the indenture for the Convertible Notes to deliver cash, common stock, or any combination of cash or common stock, at our election upon conversion of the notes. If we elect to deliver common stock upon conversion of the Convertible Notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such exercise or conversion, as applicable, could adversely affect prevailing market prices of our common stock.
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
Item 6.    Exhibits and Financial Statement Schedules.
(a) Exhibits.

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35980	June 27, 2023	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35980	January 27, 2023	3.1
10.1+	2018 Inducement Equity Incentive Plan, as amended.	8-K	001-35980	August 3, 2023	10.1
10.2	Consulting Agreement, dated August 3, 2023, between the Registrant and John Gerace.					X
10.3	Employment Agreement, dated August 28, 2023, between the Registrant and Todd Garland.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
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

NANOSTRING TECHNOLOGIES, INC.

Date:	November 6, 2023	By:	/s/ R. Bradley Gray
R. Bradley Gray
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2023	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)